Form 10-Q
period 2019-06-30
Avantor, Inc.
filed 2019-08-06
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-38912

Avantor, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-2758923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Radnor Corporate Center, Building One, Suite 200
100 Matsonford Road
Radnor, Pennsylvania 19087
(Address of principal executive offices) (zip code)
(610) 386-1700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	AVTR	New York Stock Exchange
6.250% Series A Mandatory Convertible Preferred Stock, $0.01 par value	AVTR PRA	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On July 31, 2019, 568,950,487 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended June 30, 2019

i

Glossary

Description
we, us, our	Avantor, Inc. and its subsidiaries
2017 Plan	the Vail Holdco Corp Equity Incentive Plan, a share-based compensation plan
2019 Plan	the Avantor, Inc. 2019 Equity Incentive Plan, a share-based compensation plan
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
GAAP	United States generally accepted accounting principles
Goldman Sachs	an investment banking firm and its affiliates
high single-digit	7 - 9%
IPO	initial public offering
LIBOR	the basic rate of interest used in lending between banks on the London interbank market
low double-digit	10 - 19%
low single-digit	1 - 3%
Management EBITDA	earnings before interest, income taxes, depreciation, amortization and certain other items, our segment profitability measurement under GAAP
MCPS	6.250% Series A Mandatory Convertible Preferred Stock
mid single-digit	4 - 6%
New Mountain Capital	a private equity investor and its affiliates
NuSil	NuSil Acquisition Corp, NuSil Investments LLC and subsidiaries, a business organization with which we merged in 2016
PSP Investments	a pension investment manager and its affiliates
Registration Statement	our registration statement on Form S-1 (File No. 333-229578), as amended
SAR	stand alone appreciation right
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

Cautionary factors regarding forward-looking statements
This report contains forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “can,” “could,” “may,” “should,” “would,” “will,” the negatives thereof and other words and terms of similar meaning.
Forward-looking statements are inherently subject to risks, uncertainties and assumptions; they are not guarantees of performance. You should not place undue reliance on these statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that the assumptions and expectations will prove to be correct.
You should understand that the following important factors, in addition to those discussed under “Risk Factors” in our Registration Statement, as such risk factors may be updated from time to time in our periodic filings with the SEC and in this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	disruptions to our operations;

•	competition from other industry providers;

•	our ability to implement our growth strategy;

•	our ability to anticipate and respond to changing industry trends;

•	adverse trends in consumer, business, and government spending;

•	our dependence on sole or limited sources for some essential materials and components;

•	our ability to successfully value and integrate acquired businesses;

•	our products’ satisfaction of applicable quality criteria, specifications and performance standards;

•	our ability to maintain our relationships with key customers;

•	our ability to maintain our relationships with distributors;

•	our ability to maintain consistent purchase volumes under purchase orders;

•	our ability to maintain and develop relationships with drug manufacturers and contract manufacturing organizations;

•	the impact of new laws, regulations, or other industry standards;

•	changes in the interest rate environment that increase interest on our borrowings;

•	adverse impacts from currency exchange rates or currency controls imposed by any government in major areas where we operate or otherwise;

•	our ability to implement and improve processing systems and prevent a compromise of our information systems;

•	our ability to protect our intellectual property and avoid third-party infringement claims;

•	exposure to product liability and other claims in the ordinary course of business;

•	our ability to develop new products responsive to the markets we serve;

•	the availability of raw materials;

•	our ability to avoid negative outcomes related to the use of chemicals;

•	our ability to maintain highly skilled employees;

•	adverse impact of impairment charges on our goodwill and other intangible assets;

•	fluctuations and uncertainties related to doing business outside the United States;

•	our ability to obtain and maintain required regulatory clearances or approvals may constrain the commercialization of submitted products;

•	our ability to comply with environmental, health and safety laws and regulations, or the impact of any liability or obligation imposed under such laws or regulations;

•	our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt or contractual obligations;

•	our ability to generate sufficient cash flows or access sufficient additional capital to meet our debt obligations or to fund our other liquidity needs; and

•	our ability to maintain an adequate system of internal control over financial reporting.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. In addition, all forward-looking statements speak only as of the date of this report. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise other than as required under the federal securities laws.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$164.6	$184.7
Accounts receivable, net of allowances of $14.5 and $10.9	1,001.9	931.2
Inventory	727.7	671.1
Other current assets	135.0	112.6
Total current assets	2,029.2	1,899.6
Property, plant and equipment, net of accumulated depreciation of $270.9 and $225.8	576.5	598.6
Customer relationships, net of accumulated amortization of $528.1 and $412.5	4,039.6	4,159.8
Other intangible assets, net of accumulated amortization of $188.4 and $146.7	364.3	405.9
Goodwill	2,779.8	2,784.7
Other assets	228.3	63.0
Total assets	$10,017.7	$9,911.6

See accompanying notes to the condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets (continued)

(in millions)	June 30, 2019	December 31, 2018
Liabilities, redeemable equity and stockholders’ equity or deficit
Current liabilities:
Current portion of debt	$195.7	$142.4
Accounts payable	578.4	557.4
Employee-related liabilities	111.6	144.9
Accrued interest	74.8	76.6
Other current liabilities	225.4	174.9
Total current liabilities	1,185.9	1,096.2
Debt, net of current portion	5,126.7	6,782.3
Deferred income tax liabilities	870.9	907.5
Other liabilities	423.3	318.0
Total liabilities	7,606.8	9,104.0
Commitments and contingencies, see note 10
Redeemable equity:
Series A preferred stock at redemption value, zero and 2.3 shares outstanding	—	2,297.3
Junior convertible preferred stock, zero and 1.7 shares outstanding	—	1,562.0
Total redeemable equity	—	3,859.3
Stockholders’ equity (deficit):
Mandatory convertible preferred stock including paid-in capital, 20.7 and zero shares outstanding	1,003.7	—
Common stock including paid-in capital, 568.8 and 132.8 shares outstanding	1,768.3	(2,746.8)
Accumulated deficit	(296.4)	(238.4)
Accumulated other comprehensive loss	(64.7)	(66.5)
Total stockholders’ equity (deficit)	2,410.9	(3,051.7)
Total liabilities, redeemable equity and stockholders’ equity or deficit	$10,017.7	$9,911.6

See accompanying notes to the condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Net sales	$1,532.4	$1,477.9	$3,012.5	$2,896.2
Cost of sales	1,041.3	1,009.9	2,046.2	1,987.9
Gross profit	491.1	468.0	966.3	908.3
Selling, general and administrative expenses	372.0	373.6	709.6	726.3
Operating income	119.1	94.4	256.7	182.0
Interest expense	(115.1)	(130.2)	(243.7)	(258.5)
Loss on extinguishment of debt	(70.2)	—	(70.2)	—
Other income, net	15.6	12.3	10.5	7.9
Loss before income taxes	(50.6)	(23.5)	(46.7)	(68.6)
Income tax benefit (expense)	1.9	(3.4)	(8.2)	0.5
Net loss	(48.7)	(26.9)	(54.9)	(68.1)
Accumulation of yield on preferred stock	(48.2)	(66.2)	(120.0)	(129.5)
Accretion of make whole premium on series A preferred stock	(220.4)	—	(220.4)	—
Net loss available to common stockholders	$(317.3)	$(93.1)	$(395.3)	$(197.6)
Loss per share information, basic and diluted:
Loss per share	$(0.98)	$(0.70)	$(1.73)	$(1.49)
Weighted average shares outstanding	323.4	132.7	228.6	132.7

See accompanying notes to the condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Net loss	$(48.7)	$(26.9)	$(54.9)	$(68.1)
Other comprehensive income (loss):
Foreign currency translation — unrealized gain (loss)	12.3	(86.5)	3.4	(58.3)
Derivative instruments:
Unrealized (loss) gain	(1.2)	0.4	(1.5)	1.4
Reclassification of gain into earnings	—	(0.3)	(0.3)	(0.6)
Defined benefit plans:
Unrealized gain	0.1	0.2	—	0.1
Reclassification of gain into earnings	(0.1)	—	(0.3)	(0.3)
Other comprehensive income (loss) before income taxes	11.1	(86.2)	1.3	(57.7)
Income tax benefit (expense)	0.3	—	0.5	(0.2)
Other comprehensive income (loss)	11.4	(86.2)	1.8	(57.9)
Comprehensive loss	$(37.3)	$(113.1)	$(53.1)	$(126.0)

See accompanying notes to the condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of redeemable equity and stockholders’ equity or deficit

	Redeemable equity			Stockholders’ equity (deficit)
(in millions)	Series A preferred stock	Junior convertible preferred stock	Total	MCPS including paid-in capital	Common stock including paid-in capital	Accumulated deficit	AOCI	Total
Balance at March 31, 2019	$2,369.1	$1,562.0	$3,931.1	$—	$(2,814.6)	$(247.7)	$(76.1)	$(3,138.4)
Comprehensive (loss) income	—	—	—	—	—	(48.7)	11.4	(37.3)
Share-based compensation expense	—	—	—	—	48.7	—	—	48.7
Award reclassification, see note 14	—	—	—	—	8.8	—	—	8.8
Accumulation of yield	41.4	—	41.4	—	(48.2)	—	—	(48.2)
Accretion of make whole premium	220.4		220.4		(220.4)			(220.4)
Issuances, net of issuance costs	—	—	—	1,003.7	3,232.0	—	—	4,235.7
Redemptions	(2,630.9)	—	(2,630.9)	—	—	—	—	—
Conversions	—	(1,562.0)	(1,562.0)	—	1,562.0	—	—	1,562.0
Balance at June 30, 2019	$—	$—	$—	$1,003.7	$1,768.3	$(296.4)	$(64.7)	$2,410.9

Balance at March 31, 2018	$2,091.1	$1,562.0	$3,653.1	$—	$(2,549.7)	$(192.7)	$54.7	$(2,687.7)
Comprehensive loss	—	—	—	—	—	(26.9)	(86.2)	(113.1)
Share-based compensation expense	—	—	—	—	2.3	—	—	2.3
Accumulation of yield	66.2	—	66.2	—	(66.2)	—	—	(66.2)
Balance at June 30, 2018	$2,157.3	$1,562.0	$3,719.3	$—	$(2,613.6)	$(219.6)	$(31.5)	$(2,864.7)

See accompanying notes to the condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of redeemable equity and stockholders’ equity or deficit (continued)

	Redeemable equity			Stockholders’ equity (deficit)
(in millions)	Series A preferred stock	Junior convertible preferred stock	Total	MCPS including paid-in capital	Common stock including paid-in capital	Accumulated deficit	AOCI	Total
Balance at December 31, 2018	$2,297.3	$1,562.0	$3,859.3	$—	$(2,746.8)	$(238.4)	$(66.5)	$(3,051.7)
Cumulative effect of adopting new accounting standard, see note 1	—	—	—	—	—	(3.1)	—	(3.1)
Comprehensive loss	—	—	—	—	—	(54.9)	1.8	(53.1)
Share-based compensation expense	—	—	—	—	52.7	—	—	52.7
Award reclassification, see note 14					8.8			8.8
Accumulation of yield	113.2	—	113.2	—	(120.0)	—	—	(120.0)
Accretion of make whole premium	220.4	—	220.4	—	(220.4)	—	—	(220.4)
Issuances, net of issuance costs	—	—	—	1,003.7	3,232.0	—	—	4,235.7
Redemptions	(2,630.9)	—	(2,630.9)	—	—	—	—	—
Conversions	—	(1,562.0)	(1,562.0)	—	1,562.0	—	—	1,562.0
Balance at June 30, 2019	$—	$—	$—	$1,003.7	$1,768.3	$(296.4)	$(64.7)	$2,410.9

Balance at December 31, 2017	$2,027.8	$1,562.0	$3,589.8	$—	$(2,490.3)	$(156.3)	$26.4	$(2,620.2)
Cumulative effect of adopting new accounting standard, see note 1	—	—	—	—	—	4.8	—	4.8
Comprehensive (loss) income	—	—	—	—	—	(68.1)	(57.9)	(126.0)
Share-based compensation expense	—	—	—	—	6.2	—	—	6.2
Accumulation of yield	129.5	—	129.5	—	(129.5)	—	—	(129.5)
Balance at June 30, 2018	$2,157.3	$1,562.0	$3,719.3	$—	$(2,613.6)	$(219.6)	$(31.5)	$(2,864.7)

See accompanying notes to the condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

	Six months ended June 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net loss	$(54.9)	$(68.1)
Reconciling adjustments:
Depreciation and amortization	201.3	202.2
Share-based compensation expense	55.7	8.7
Deferred income tax benefit	(60.3)	(74.9)
Amortization of deferred financing costs	19.3	20.7
Loss on extinguishment of debt	70.2	—
Changes in assets and liabilities:
Accounts receivable	(73.1)	(33.9)
Inventory	(71.2)	(9.8)
Accounts payable	21.7	18.0
Other assets and liabilities	(49.0)	(41.6)
Other, net	9.4	1.1
Net cash provided by operating activities	69.1	22.4
Cash flows from investing activities:
Capital expenditures	(26.4)	(23.1)
Other	6.1	4.1
Net cash used in investing activities	(20.3)	(19.0)
Cash flows from financing activities:
Debt borrowings	154.0	—
Debt repayments	(1,822.0)	(29.2)
Payments of contingent consideration	(4.6)	(20.5)
Proceeds from issuance of stock, net of issuance costs	4,235.7	—
Redemption of series A preferred stock	(2,630.9)	—
Net cash used in financing activities	(67.8)	(49.7)
Effect of currency rate changes on cash, restricted cash and equivalents	(1.1)	(4.1)
Net change in cash, restricted cash and equivalents	(20.1)	(50.4)
Cash, restricted cash and equivalents, beginning of period	187.7	188.5
Cash, restricted cash and equivalents, end of period	$167.6	$138.1

See accompanying notes to the condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Notes to unaudited condensed consolidated financial statements

1.	Nature of operations and presentation of financial statements
We are a global manufacturer and distributor that provides products and services to customers in the biopharmaceutical, healthcare, education & government and advanced technologies & applied materials industries.
Our IPO of common stock and MCPS was on May 17, 2019 (see note 12). Among other things, the IPO had the effect of reducing the ownership percentage of certain significant investors and changing the composition of our board, causing one of our investors to cease being a related party (see note 19). The following chart depicts selected ownership amounts as if all convertible securities were converted into common stock at the dates indicated:

June 30, 2019			December 31, 2018

New Mountain Capital	Goldman Sachs	Other investors	New Mountain Capital	Goldman Sachs	Other investors
17%	13%	70%	40%	15%	45%
Avantor, Inc. and subsidiaries			Avantor, Inc. and subsidiaries
Basis of presentation
We have prepared these condensed consolidated financial statements pursuant to SEC regulations whereby certain information normally included in GAAP financial statements has been condensed or omitted. The financial information presented herein reflects all adjustments (consisting only of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.
We believe that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the audited consolidated financial statements and notes thereto included in our Registration Statement. Those audited consolidated financial statements include a summary of our significant accounting policies, updates to which are included in note 2.
We report three geographic segments based on customer location: the Americas, Europe and AMEA. For all periods presented, all share and per share information has been adjusted for a stock split that occurred in connection with our IPO (see note 12). All intercompany balances and transactions have been eliminated from the financial statements.
These financial statements reflect the adoptions of a new revenue recognition standard at January 1, 2018 and a new lease standard at January 1, 2019. Information about the new revenue recognition standard is disclosed in the audited consolidated financial statements included within our Registration Statement. Information about the new lease standard is disclosed in note 3.
Reclassifications
In the second quarter of 2019, we changed our presentation of disaggregated net sales (see note 6) to depict the product line categories that are regularly used by management. Product sales associated with our service offerings, referred to as specialty procurement, have been reclassified from third party materials & consumables and combined with net sales from services to present the services & specialty procurement product line.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, income and loss during the reporting periods. Actual results could differ from those estimates.

2.	Summary of significant accounting policies
Leases
We primarily enter into real estate leases for manufacturing, warehousing and commercial office space to support our global operations. We also enter into vehicle and equipment leases to support those operations.
We determine if an arrangement is a lease at inception. Short-term leases, defined as having an initial term of twelve months or less, are expensed as incurred and not recorded on the balance sheet. We record the value of all other leased assets and lease liabilities as assets and liabilities on the balance sheet. Information about the amount and classification of lease assets and liabilities is included in note 18.
At inception, lease assets and liabilities are measured at the present value of future lease payments over the lease term. As most of our leases do not provide an implicit rate, we exercise judgment in selecting the incremental borrowing rate based on the information available at inception to determine the present value of future payments. Operating lease assets are further adjusted for lease incentives and initial direct costs.
Our lease terms may include options to extend or terminate the lease. We exercise judgment to calculate the term of those leases when extension or termination options are present and include such options in the calculation of the lease term when it is reasonably certain that we will exercise those options. Operating lease expense is recognized on a straight-line basis over the lease term, except for variable rent which is expensed as incurred. Short-term lease and variable rent expense was immaterial to the financial statements and has been included within operating lease expense. Finance lease expense includes depreciation, which is recognized on a straight-

line basis over the expected life of the leased asset, and an immaterial amount of interest expense.
Some of our lease agreements include both lease and non-lease components. We account for those components separately for real estate leases and as a combined single lease component for all other types of leases.
Loss per share
Loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period.
The basis for determining basic loss per share is calculated based on the weighted average number of outstanding shares of our common stock during the reporting period.
Diluted loss per share reflects the potential dilution that could occur if convertible instruments and share-based awards were converted into shares of common stock. In periods of net loss available to common stockholders, diluted calculations are equal to basic calculations because the inclusion of convertible instruments would be anti-dilutive.
Stockholders’ equity
MCPS is classified as permanent equity and initially recorded at fair value, net of issuance costs. Accrued but unpaid MCPS dividends are classified as other current liabilities with a corresponding reduction to common stock including paid-in capital.
Certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings are capitalized on the balance sheet as deferred offering costs until such financings are completed. Upon completion of an equity financing, these costs are recorded as a reduction of the proceeds received in arriving at the amount recorded in stockholders’ equity or deficit. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to SG&A expenses.

3.	New accounting standards
In February 2016, the FASB issued a new standard related to leases. The most significant change for us was the recognition of lease assets and lease liabilities for leases classified as operating leases. Our accounting for finance leases was substantially unchanged.
The standard also expanded disclosures about the amount, timing, and uncertainty of cash flows arising from leases. Those new disclosures are provided in notes 2 and 18.
We adopted the standard effective January 1, 2019 using a modified retrospective transition approach by applying the new standard to all leases existing at January 1, 2019. We elected to utilize the package of practical expedients permitted under the transition guidance in the standard which allowed us to not reassess (i) whether any expired or existing contracts contain leases, (ii) historical lease classification, and (iii) initial direct costs.

The most significant impacts upon adoption were: (i) a $3.1 million cumulative effect adjustment to increase accumulated deficit and (ii) recognition of $155.0 million of operating lease assets and $162.5 million of operating lease liabilities. Other impacts were immaterial and included adjustments to existing finance lease assets and liabilities, recognition of deferred income tax assets and a similar amount of deferred income tax liabilities, and derecognition of prepaid rent expense assets.
There were no other new accounting standards that had a material impact to our financial position or results of operations upon adoption in 2019.

4.	Loss per share
For all periods presented, basic and diluted loss per share calculations were the same because we reported a net loss available to common stockholders. Junior convertible preferred stock and warrants were excluded from the basic loss per share calculation for all periods presented because holders of these instruments only participate in periods of net income available to common stock holders. No effect is given to the junior convertible preferred stock or the warrant holders because they do not participate in losses.
The following table presents the number of common shares from convertible instruments that were excluded from the calculations of diluted loss per share because the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Stock options	24.0	18.4	24.0	18.4
Restricted stock units	5.6	0.2	5.6	0.2
MCPS	62.9	—	62.9	—
Total	92.5	18.6	92.5	18.6

5.	Risks and uncertainties
Remeasurement of foreign currency transactions
Other income, net included $14.3 million of net foreign currency gain from financing activities for the three months ended June 30, 2019. This gain included the impact of a 44-day period following the IPO during which we had €795 million of exposure to an unhedged intercompany loan receivable while the U.S. dollar weakened.
Subsequently, we completed an intercompany recapitalization in July 2019 which is intended to mitigate substantially all exposure to net foreign currency denominated debt or intercompany loan exposure in future periods based on our current debt and intercompany loan structure.

6.	Segment financial information
The following tables present information by reportable segment:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Net sales:
Americas	$925.5	$882.6	$1,782.8	$1,690.0
Europe	518.6	518.1	1,060.7	1,056.2
AMEA	88.3	77.2	169.0	150.0
Total	$1,532.4	$1,477.9	$3,012.5	$2,896.2
Management EBITDA:
Americas	$198.9	$167.6	$372.0	$301.9
Europe	83.4	79.4	176.5	168.3
AMEA	17.8	18.9	36.5	35.8
Corporate	(13.2)	(15.8)	(32.7)	(31.2)
Total	$286.9	$250.1	$552.3	$474.8
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.

The following table presents the reconciliation of Management EBITDA from net loss, the nearest measurement under GAAP:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Net loss	$(48.7)	$(26.9)	$(54.9)	$(68.1)
Interest expense	115.1	130.2	243.7	258.5
Income tax (benefit) expense	(1.9)	3.4	8.2	(0.5)
Depreciation and amortization	103.0	100.4	201.3	202.2
Loss on extinguishment of debt	70.2	—	70.2	—
Share-based compensation expense	50.7	4.2	55.7	8.7
Net foreign currency gain from financing activities	(14.3)	(10.1)	(8.1)	(3.2)
Restructuring and severance charges	0.9	32.9	6.4	40.4
Purchase accounting adjustments	(3.3)	(3.4)	(4.1)	6.9
VWR transaction and integration expenses	5.1	7.1	11.4	14.3
Write-offs of working capital and other assets	6.9	—	14.4	—
Other	3.2	12.3	8.1	15.6
Management EBITDA	$286.9	$250.1	$552.3	$474.8
The following table presents net sales by product line:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Proprietary materials & consumables	$519.0	$488.8	$1,006.7	$947.0
Third party materials & consumables	594.8	594.0	1,200.0	1,193.2
Services & specialty procurement*	198.4	180.1	366.8	334.0
Equipment & instrumentation	220.2	215.0	439.0	422.0
Total	$1,532.4	$1,477.9	$3,012.5	$2,896.2

*
Includes net sales associated with related services of $97.1 million and $95.5 million for the three months ended June 30, 2019 and 2018, respectively, and $183.2 million and $177.4 million for the six months ended June 30, 2019 and 2018, respectively.

7.	Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash flow information:

(in millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$164.6	$184.7
Restricted cash classified as other assets	3.0	3.0
Total	$167.6	$187.7

	Six months ended June 30,
(in millions)	2019	2018
Cash flows from operating activities:
Cash paid for income taxes, net	$60.5	$36.9
Cash paid for interest	228.0	241.4
Noncash financing activities:
Accrued but unpaid stock issuance costs	4.9	—

8.	Inventory
The following table presents components of inventory:

(in millions)	June 30, 2019	December 31, 2018
Merchandise inventory	$456.5	$409.0
Finished goods	110.8	122.9
Raw materials	126.3	105.2
Work in process	34.1	34.0
Total	$727.7	$671.1

9.	Restructuring and severance
The following table presents restructuring and severance charges by plan:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
2017 restructuring program	$0.7	$32.6	$5.8	$38.2
Other	0.2	0.3	0.6	2.2
Total	$0.9	$32.9	$6.4	$40.4
Restructuring and severance charges are classified as SG&A expenses.

2017 restructuring program
We have implemented a program to spend up to $215 million over a three-year period to optimize our sales, gross margins and operating costs. The spending will include up to $90 million for capital expenditures and up to $125 million for employee severance and related costs, facility closure and other charges. Our plans include combining sales and marketing resources, eliminating redundant corporate functions, optimizing procurement and our manufacturing footprint, and implementing best practices throughout the organization. We expect all synergies and cost savings to be fully realized by 2021.
The following table presents information about charges under the 2017 restructuring program:

	Three months ended June 30,		Six months ended June 30,		June 30, 2019
					Charges incurred to date	Expected remaining charges	Total expected charges
(in millions)	2019	2018	2019	2018
Employee severance and related	$0.5	$28.0	$5.4	$33.6	$71.6	$21.4	$93.0
Facility closure	0.2	0.3	0.4	0.3	1.6	0.4	2.0
Other	—	4.3	—	4.3	28.4	1.6	30.0
Total	$0.7	$32.6	$5.8	$38.2	$101.6	$23.4	$125.0

Americas	$—	$7.3	$0.8	$9.4	$41.4	$5.6	$47.0
Europe	0.7	24.3	5.0	27.8	45.6	8.4	54.0
AMEA	—	—	—	—	0.8	1.2	2.0
Corporate	—	1.0	—	1.0	13.8	8.2	22.0
Total	$0.7	$32.6	$5.8	$38.2	$101.6	$23.4	$125.0
Other charges in the table above were to write-down the carrying value of assets we plan to close or sell under the program as well as expense related to a voluntary early retirement program under one of our pension plans in the United States. These charges do not impact the accrued restructuring charges shown in the following table.

The following table presents changes to accrued employee severance and related charges under the 2017 restructuring program, which are primarily classified as employee-related current liabilities:

(in millions)	Employee severance and related
Balance at December 31, 2018	$33.6
Charges	5.4
Cash payments	(17.5)
Currency translation	(0.2)
Balance at June 30, 2019	$21.3

10.	Commitments and contingencies
Our business involves commitments and contingencies related to compliance with environmental laws and regulations, the manufacture and sale of products, employment arrangements and litigation. The ultimate resolution of contingencies is subject to significant uncertainty, and it is reasonably possible that contingencies could be decided unfavorably for us. We have also entered into lease commitments as disclosed in note 18.
Environmental laws and regulations
Our environmental liabilities are subject to changing governmental policy and regulations, discovery of unknown conditions, judicial proceedings, method and extent of remediation, existence of other potentially responsible parties and future changes in technology. We believe that known and unknown environmental matters, if not resolved favorably, could have a material effect on our financial position, liquidity and profitability.
Mallinckrodt indemnification
In 2010, New Mountain Capital acquired us from Covidien plc in accordance with a stock purchase agreement dated May 25, 2010. At that time, we were organized as Mallinckrodt Baker, Inc. or MBI. Pursuant to the terms of that agreement, we are entitled to various levels of indemnification with respect to environmental liabilities involving the former MBI operations. In 2013, in connection with the Covidien plc divestiture of Mallinckrodt Group S.a.r.l and Mallinckrodt LLC, together “Mallinckrodt,” and by a second amendment to the stock purchase agreement dated June 6, 2013, but effective upon the consummation of the divestiture, Covidien plc assigned its obligations as described herein to Mallinckrodt, and Mallinckrodt assumed those obligations from Covidien plc. As a result of the stock purchase agreement and assignment, Mallinckrodt is contractually obligated to indemnify and defend us for all off-site environmental liabilities (for example, Superfund or Comprehensive Environmental Response, Compensation, and Clean-up Act type liabilities) arising from the pre-closing disposal of chemicals or wastes by former MBI operations.

In connection with environmental liabilities arising from pre-closing noncompliance with environmental laws, Mallinckrodt is contractually obligated to reimburse us for a percentage of the total liability, with such reimbursements made through disbursements from a $30.0 million environmental escrow established at the time of the closing. Specifically, Mallinckrodt will be responsible for reimbursement of 80% of the total costs up to $40.0 million of such environmental liabilities, 50% of the next $40.0 million of such environmental liabilities and 100% of the next $30.0 million of such environmental liabilities in the aggregate. Currently, reimbursements are 80% of the amounts spent by us, with reimbursements and settlements to date exceeding $12.0 million. In addition, in connection with operation and maintenance activities required pursuant to administrative consent orders and subsequently issued remedial action permits involving our Phillipsburg, New Jersey, facility, amounts in excess of a small annual threshold are also subject to reimbursement, currently at the 80% level.
In a separate matter, in 2013, we reached a settlement with Mallinckrodt whereby in exchange for a payment of $4.0 million, all claims regarding non-compliance with process safety management laws and regulations are deemed resolved. We used the settlement proceeds to establish a reserve of $4.0 million and have since made payments to address safety related matters that have reduced the balance of the reserve to $2.6 million as of June 30, 2019.
Other noteworthy matters
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. This matter is covered by the indemnification arrangement previously described. At June 30, 2019, our accrued obligation under this order is $3.7 million, which is calculated based on expected cash payments discounted at rates ranging from 1.7% in 2019 to 2.2% in 2045. The undiscounted amount of that obligation is $4.6 million.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At June 30, 2019, our balance sheet includes a liability of $3.6 million for remediation and monitoring costs. That liability is estimated primarily on expected remediation payments discounted through 2020 and is not materially different than its undiscounted amount.
Manufacture and sale of products
Our business involves risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we produce ourselves or obtain from our suppliers, as well as from the services we provide. Our exposure to such claims may increase to the extent that we expand our manufacturing operations or service offerings.
We maintain insurance policies to protect us against these risks, including product liability insurance. In many cases the suppliers of products we distribute have indemnified us against such claims. Our insurance coverage or indemnification agreements with suppliers may not be adequate in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our suppliers and our suppliers’ insurers, as well as legal enforcement under the local laws governing the arrangements.
We have entered into indemnification agreements with customers of our self-manufactured products to protect them from liabilities and losses arising from our negligence, willful misconduct or sale of defective products. To date, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.
Litigation
At June 30, 2019, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

11.	Debt
In the second quarter of 2019, we used proceeds from the IPO and operating cash flows to repay $1,089.3 million of U.S. dollar term loans and $621.6 million of euro term loans. We also incurred a loss on extinguishment of debt of $70.2 million, primarily caused by the proportional write-off of unamortized deferred financing costs related to the term loans.
The repayment of debt from our IPO improved our credit profile which resulted in amending our senior secured credit facilities in June 2019. The amendment reduced the annual interest rate margins on our euro term loans by 0.50% and our U.S. dollar term loans by 0.75%. The cost to complete the amendment was not material.

The following table presents information about our debt:

	June 30, 2019			December 31, 2018
(dollars in millions)	Interest terms	Rate	Amount
Receivables facility	LIBOR plus 1.75%	4.15%	$153.0	$104.0
Senior secured credit facilities:
Euro term loans	EURIBOR plus 3.25%	3.25%	436.7	1,078.0
U.S. dollar term loans	LIBOR plus 3.00%	5.40%	744.7	1,838.9
4.75% secured notes	fixed rate	4.75%	568.7	572.5
6% secured notes	fixed rate	6.00%	1,500.0	1,500.0
9% unsecured notes	fixed rate	9.00%	2,000.0	2,000.0
Other			68.9	69.5
Total debt, gross			5,472.0	7,162.9
Less: unamortized deferred financing costs			(149.6)	(238.2)
Total debt			$5,322.4	$6,924.7
Classification on balance sheets:
Current portion of debt			$195.7	$142.4
Debt, net of current portion			5,126.7	6,782.3
Credit facilities
The following table presents availability under our credit facilities:

	June 30, 2019
(in millions)	Receivables facility	Revolving credit facility	Total
Current availability	$250.0	$250.0	$500.0
Undrawn letters of credit outstanding	(12.6)	(15.3)	(27.9)
Outstanding borrowings	(153.0)	—	(153.0)
Unused availability	$84.4	$234.7	$319.1

Maximum availability	$250.0	$250.0	$500.0
Current availability under the receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. At June 30, 2019, $454.4 million of accounts receivable were available as collateral under the facility.

12.	Redeemable equity and stockholders’ equity or deficit
The following table presents information about our capitalization at June 30, 2019:

(shares in millions)	Par value per share	Shares authorized
Undesignated preferred stock	$0.01	50.0
Stockholders’ equity:
Mandatory convertible preferred stock	0.01	25.0
Common stock	0.01	750.0
In connection with the closing of our IPO, we filed an amended and restated certificate of incorporation to effect a five-for-one split of our common stock and authorize the classes of stock noted above. All shares of common stock, stock-based instruments and per-share data included in these financial statements give effect to the stock split.
Initial public offering
In the second quarter of 2019, we completed the IPO of our common stock and MCPS. We sold 238.1 million shares of common stock at a price per share of $14, resulting in net proceeds of $3,232.0 million after deducting underwriting discounts, commissions and other offering costs of $100.7 million. We also sold 20.7 million shares of MCPS at a price per share of $50, resulting in net proceeds of $1,003.7 million after deducting underwriting discounts, commissions and other offering costs of $31.3 million.
Mandatory convertible preferred stock
MCPS accrues cumulative dividends at a rate of 6.250% per annum on the liquidation preference of $50 per share. Accrued cumulative dividends in arrears as of June 30, 2019 was $6.8 million. Each share of MCPS converts into between 3.0395 and 3.5714 shares of common stock, depending upon the average trading price of our common stock leading up to the conversion date and subject to customary anti-dilution adjustments. The MCPS converts:

•	Automatically on May 15, 2022;

•
Following the occurrence of a change of control or certain other defined events, in which case holders are also entitled to receive a make-whole dividend equal to the present value of all remaining dividends that would have accumulated through May 15, 2022; and

•	At any time at the option of the holder at the minimum conversion rate of 3.0395.
The holders have the right to appoint two additional members to the board of directors if dividends on the MCPS have not been declared or paid for the equivalent of six or more dividend periods. The holders do not have any other voting rights.

In the event of any bankruptcy, liquidation, dissolution or winding up of the Company, the holders are entitled to a liquidation preference of $50 in cash per share before any payment or distribution is made to holders of common stock.
Redemption of series A preferred stock
In connection with the IPO, we redeemed all outstanding series A preferred stock at an aggregate redemption price of $2,630.9 million. The series A preferred stock redemption price was equal to the sum of their $2,410.5 million liquidation preference on such shares of series A preferred stock and a make-whole premium of $220.4 million.
In connection with the redemption, we filed a certificate of elimination to eliminate the 25.0 million of authorized shares designated as series A preferred stock, making those shares available for other preferred stock designations.
Conversion of junior convertible preferred stock
As a result of the completion of our IPO, all outstanding shares of junior convertible preferred stock automatically converted into 194.5 million shares of common stock. The number of shares of common stock received upon conversion of the junior convertible preferred stock was based on the $2,722.5 million liquidation preference of such stock divided by the IPO price per share of common stock.
In connection with the conversion, we filed a certificate of elimination to eliminate the 5.0 million of authorized shares designated as junior convertible preferred stock, making those shares available for other preferred stock designations.

13.	Accumulated other comprehensive income or loss
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at March 31, 2019	$(67.9)	$0.7	$(8.9)	$(76.1)
Unrealized gain (loss)	12.3	(1.2)	0.1	11.2
Reclassification of gain into earnings	—	—	(0.1)	(0.1)
Income tax benefit	—	0.3	—	0.3
Balance at June 30, 2019	$(55.6)	$(0.2)	$(8.9)	$(64.7)

Balance at March 31, 2018	$51.9	$0.8	$2.0	$54.7
Unrealized (loss) gain	(86.5)	0.4	0.2	(85.9)
Reclassification of gain into earnings	—	(0.3)	—	(0.3)
Income tax expense	—	—	—	—
Balance at June 30, 2018	$(34.6)	$0.9	$2.2	$(31.5)

Balance at December 31, 2018	$(59.0)	$1.1	$(8.6)	$(66.5)
Unrealized gain (loss)	3.4	(1.5)	—	1.9
Reclassification of gain into earnings	—	(0.3)	(0.3)	(0.6)
Income tax benefit	—	0.5	—	0.5
Balance at June 30, 2019	$(55.6)	$(0.2)	$(8.9)	$(64.7)

Balance at December 31, 2017	$23.7	$0.3	$2.4	$26.4
Unrealized (loss) gain	(58.3)	1.4	0.1	(56.8)
Reclassification of gain into earnings	—	(0.6)	(0.3)	(0.9)
Income tax expense	—	(0.2)	—	(0.2)
Balance at June 30, 2018	$(34.6)	$0.9	$2.2	$(31.5)
The reclassifications and income tax effects shown above were immaterial to the financial statements. The reclassifications were made to either cost of sales or SG&A expenses depending upon the nature of the underlying transaction.

14.	Stock-based compensation
The following table presents information about stock-based compensation expense:

		Three months ended June 30,		Six months ended June 30,
(in millions)	Classification	2019	2018	2019	2018
2019 Plan:
Stock options	Equity	$0.6	$—	$0.6	$—
Restricted stock units	Equity	3.0	—	3.0	—
2017 Plan and predecessors:
Stock options	Equity	30.2	2.6	34.0	6.1
Optionholder awards	Liability	0.9	1.6	1.9	2.5
Restricted stock units	Equity	0.2	—	0.4	0.1
NuSil plans:
Phantom units	Liability	1.1	—	1.1	—
SARs	Equity	14.7	—	14.7	—
Total		$50.7	$4.2	$55.7	$8.7
Financial statement classification:
Equity-classified		$48.7	$2.6	$52.7	$6.2
Liability-classified		2.0	1.6	3.0	2.5
At June 30, 2019, unvested awards under the 2019 Plan have remaining share-based compensation expense of $74.8 million to be recognized over a weighted average period of 3.5 years.
2019 Plan
In connection with the IPO, we adopted the 2019 Plan. The 2019 Plan initially provides for up to 23.5 million shares of common stock to be issued in the form of stock options, restricted stock units or other equity-based awards or cash-based awards. The 2019 Plan also provides annually for 1% annual increases to the number of shares of common stock available for issuance unless reduced by our Board of Directors.
The following awards were granted under the 2019 plan in connection with the IPO:

•
We granted 3.2 million stock options having a grant date fair value of $4.79 per option using the following inputs: an expected term of 6.3 years as determined under the simplified method, 30% volatility and a risk free rate of 2.2%. The options have an exercise price of $14.00, a ten-year contractual life and will vest annually over four years, subject to the recipient continuously providing service to us through each such date.

•
We granted 3.6 million restricted stock units having a grant date fair value of $14.00 each. The restricted stock units will vest annually over four years, subject to the recipient continuously providing service to us through each such date.

•
We converted $26.2 million of long-term cash incentive awards into 1.9 million restricted stock units having a grant date fair value of $14.00 each. Half of the restricted stock units vest on December 31, 2020, subject to the recipient continuously providing service to us through such date; half of the units vest upon achievement of a specified earnings target in addition to that service condition. The conversion was accounted for following the guidance for modifications of stock-based awards with no incremental compensation cost recognized as a result of the conversion. The conversion also resulted in the $8.8 million reclassification of a long-term incentive plan liability into equity.

Interim update for awards issued under the 2017 Plan
We recognized $26.9 million of stock-based compensation expense during the second quarter of 2019 related to 0.9 million stock options which included the successful completion of an IPO as a performance condition. The stock-based compensation expense was the grant date fair value for these awards.
Interim update for awards issued under the NuSil Plans
The value of a SAR is based on the value of NuSil LLC, a former owner of NuSil and one of our current investors, whose assets primarily consist of shares of our common stock. The IPO established a quoted price and an active market for our common stock, a level 1 fair value measurement. Expense related to our SARs is now remeasured quarterly at fair value based on those quoted prices. As a result, we recognized expense of $14.7 million for the SARs due to the movements in our stock price during the second quarter of 2019. At June 30, 2019, outstanding SARs had an aggregate intrinsic value of $36.0 million with no expiration. NuSil LLC is obligated to pay cash to the holders upon settlement of these awards. We do not have any funding obligations to SAR holders or NuSil LLC.
Each $1.00 increase (decrease) in the quoted price of our common stock will result in the recognition of an additional $1.9 million of stock-based compensation expense (benefit).

15.	Other income, net
The following table presents the components of other income, net:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Net foreign currency gain from financing activities	$14.3	$10.1	$8.1	$3.2
Income related to defined benefit plans	1.2	2.5	2.5	5.0
Other	0.1	(0.3)	(0.1)	(0.3)
Other income, net	$15.6	$12.3	$10.5	$7.9

16.	Income taxes
The following table presents the relationship between income tax expense or benefit and income or loss before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Income tax benefit (expense)	$1.9	$(3.4)	$(8.2)	$0.5
Loss before income taxes	(50.6)	(23.5)	(46.7)	(68.6)
Income tax expense or benefit in the quarter is based upon the estimated income or loss for the full year. The composition of the income or loss in different countries and adjustments, if any, in the applicable quarterly periods influences our expense or benefit. Because of the anomalies of losses to the effective rate and the inclusion in the prior year of the resolution of 2017 U.S. tax law changes, a prior year comparison is not meaningful.
The relationship between pretax income or loss and income tax expense or benefit is greatly affected by the impact of losses for which we cannot claim a tax benefit, non-deductible expenses, and other items that increase tax expense without a relationship to income, such as withholding taxes and changes with respect to uncertain tax positions.

17.	Financial instruments and fair value measurements
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt, contingent consideration arrangements and derivative instruments.
Assets and liabilities for which fair value is only disclosed
The carrying amount of cash and cash equivalents was the same as its fair value and is a Level 1 measurement. The carrying amounts for trade accounts receivable and accounts payable approximated fair value due to their short-term nature and are Level 2 measurements.

The following table presents the gross amounts and fair values of debt instruments:

	June 30, 2019		December 31, 2018
(in millions)	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$153.0	$153.0	$104.0	$104.0
Senior secured credit facilities:
Euro term loans	436.7	439.4	1,078.0	1,063.2
U.S. dollar term loans	744.7	747.0	1,838.9	1,786.0
4.75% secured notes	568.7	611.3	572.5	581.2
6% secured notes	1,500.0	1,600.1	1,500.0	1,467.8
9% unsecured notes	2,000.0	2,228.1	2,000.0	1,998.5
Other	68.9	68.9	69.5	69.5
Total	$5,472.0	$5,847.8	$7,162.9	$7,070.2
The gross amounts of debt instruments exclude unamortized deferred financing costs (see note 11). The fair values of debt instruments are based on standard pricing models that take into account the present value of future cash flows, and in some cases private trading data, which are Level 2 measurements.

18.	Leases
The following table presents lease assets and liabilities and their balance sheet classification:

(in millions)	Classification	June 30, 2019
Operating leases:
Lease assets	Other assets	$133.1
Current portion of liabilities	Other current liabilities	33.0
Liabilities, net of current portion	Other liabilities	106.5
Finance leases:
Lease assets	Property, plant and equipment, net	55.1
Current portion of liabilities	Current portion of debt	4.6
Liabilities, net of current portion	Debt, net of current portion	57.1
The following tables present information about lease expense:

(in millions)	Classification	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease expense	SG&A expenses	$12.5	$26.7
Finance lease expense	SG&A expenses	3.3	7.0
Total		$15.8	$33.7

Finance lease expense consists primarily of amortization of finance lease assets.

June 30, 2019
Weighted average remaining lease term, in years:
Operating leases	5.5
Finance leases	16.4
Weighted average discount rate:
Operating leases	5.7%
Finance leases	8.5%
The following table presents future payments due under leases reconciled to lease liabilities:

	June 30, 2019
(in millions)	Operating leases	Finance leases
Six months ending December 31, 2019	$21.3	$5.0
Year ending December 31,
2020	35.7	7.5
2021	30.6	6.6
2022	24.2	5.8
2023	20.0	5.4
Thereafter	32.7	92.2
Total undiscounted lease payments	164.5	122.5
Difference between undiscounted and discounted lease payments	(25.0)	(60.8)
Lease liabilities	$139.5	$61.7
The following table presents future minimum payments under operating leases:

(in millions)	December 31, 2018
2019	$44.2
2020	34.1
2021	29.2
2022	25.7
2023	20.9
Thereafter	58.9
Total minimum payments	$213.0

The following tables present supplemental disclosures of cash flow information:

(in millions)	Six months ended June 30, 2019
Cash flows from operating activities:
Cash paid under operating leases	$22.5
Cash paid under finance leases	2.5
Cash flows from financing activities:
Cash paid under finance leases	2.8

19.	Related party disclosures
New Mountain Capital
Prior to the completion of the IPO, we were party to an advisory agreement with New Mountain Capital that required us to pay various fees and expenses on their behalf. In connection with and as a result of the completion of the IPO, our advisory agreement with New Mountain Capital automatically terminated.
Goldman Sachs
Goldman Sachs acted as co-lead book-running manager for our IPO. In exchange for these services, Goldman Sachs received an aggregate underwriter discount of $24.5 million. Goldman Sachs also executed our June 2019 debt repricing. The cost to complete the repricing was not material.
Goldman Sachs also purchased shares of common stock in the IPO valued at $70.0 million. Goldman Sachs also received proceeds of $421.9 million upon the redemption of our series A preferred stock and from repayment of term loans held under our senior secured credit facilities. As of June 30, 2019, Goldman Sachs held $55.3 million of term loans under our senior secured credit facilities.
PSP Investments
Following the IPO, PSP Investments received proceeds of $302.5 million upon redemption of our series A preferred stock and lost the right to nominate a director to our board. As a result, PSP Investments no longer meets the definition of a related party.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our results may differ materially from those contained in or implied by any forward-looking statements. You should carefully read “Cautionary factors regarding forward-looking statements” for additional information.
Basis of presentation
Pursuant to SEC regulations for interim reports, we have prepared this discussion and analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2018, the end of the most recent annual period covered by our Registration Statement. Therefore, this discussion and analysis should be read in conjunction with “Summary—Summary Historical and Other Financial Data,” “Risk Factors,” Selected Condensed Historical Financial Data” and our audited consolidated financial statements and notes thereto, each included in the Registration Statement, and our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 — “Financial Statements.”
Overview
We are a leading global provider of mission critical products and services to customers in the biopharmaceutical, healthcare, education & government and advanced technologies & applied materials industries. We have global operations and an extensive product portfolio. We strive to enable customer success through innovation, cGMP manufacturing and comprehensive service offerings. The depth and breadth of our portfolio provides our customers a comprehensive range of products and services and allows us to create customized and integrated solutions for our customers.
In the second quarter of 2019, we recorded net sales of $1,532.4 million, a net loss of $48.7 million and Adjusted EBITDA of $268.8 million. We also generated net sales growth of 3.7% compared to the same period in 2018. Please see “Reconciliations of non-GAAP financial measures.” for the definition of Adjusted EBITDA and reconciliation of this measure from net loss.
Factors and current trends affecting our business and results of operations
The following disclosures update the factors and current trends disclosed in the Registration Statement. These updates could affect our performance and financial condition in future periods.
We completed an initial public offering
In the second quarter of 2019, we completed our IPO, resulting in net proceeds of $4,235.7 million after deducting underwriting discounts, commissions and other offering costs of $132.0 million.

The IPO resulted in the satisfaction of a performance condition for certain of our share-based compensation awards. This caused the immediate recognition of $26.9 million of share-based compensation expense during the second quarter of 2019.
We simplified our capital structure and reduced our balance sheet leverage
Proceeds from the IPO supplemented by operating cash flows enabled us to simplify our equity capitalization, reduce debt levels and lower the interest rates payable on our standing indebtedness. We expect that these actions will reduce our interest expense and positively impact our net income in future periods.
We redeemed all of our outstanding series A preferred stock for approximately $2,630.9 million using proceeds from the IPO. Furthermore, all shares of junior convertible preferred stock automatically converted into shares of our common stock. The redemption of series A preferred stock eliminated the accumulation of yield thereon, which we expect will positively impact our income available to common stockholders in future periods.
We used the remaining net proceeds from the IPO to repay $1.6 billion of outstanding term loans. As a result of this reduction in leverage, in the second quarter of 2019 we also were able to amend our senior secured credit facilities to reduce the annual interest rate margins on our euro term loans by 0.50% and our U.S. dollar term loans by 0.75% which we expect will further reduce our interest expense in future periods.
Key indicators of performance and financial condition
To evaluate our performance, we monitor a number of key indicators including certain non-GAAP financial measurements that we believe are useful to investors, creditors and others in assessing our performance. These measurements should not be considered in isolation or as a substitute for reported GAAP results because they may include or exclude certain items as compared to similar GAAP-based measurements, and such measurements may not be comparable to similarly-titled measurements reported by other companies. Rather, these measurements should be considered as an additional way of viewing aspects of our operations that provide a more complete understanding of our business.
The key indicators that we monitor are as follows:

•	Net sales, gross margin, operating income and net loss. These measures are discussed in the section entitled “Results of Operations;”

•
Adjusted EBITDA, which is a non-GAAP measure discussed in the section entitled “Results of Operations.” Adjusted EBITDA is used by investors to measure and evaluate our operating performance exclusive of interest expense, income tax expense, depreciation, amortization and certain infrequently occurring items. We believe that this measurement is useful to investors as a way to analyze the underlying trends in our core business consistently across the periods presented. A reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA is included in “Reconciliations of non-GAAP financial measures;”

•
Management EBITDA, which is a non-GAAP measure discussed in the section entitled “Results of Operations.” Management EBITDA is used by our management to measure and evaluate the internal operating performance of our business segments. It is also the basis for calculating management incentive compensation programs. Management EBITDA is our Adjusted EBITDA further adjusted for certain infrequently occurring items and certain other items that are not used to measure internal operating performance. We believe that this measurement is useful to investors as a way to analyze the underlying trends in our core business, including at the segment level, consistently across the periods presented and also to evaluate performance under management incentive compensation programs. Management EBITDA is also our segment reporting profitability measure under GAAP. A reconciliation of net loss, the most directly comparable GAAP financial measure, to Management EBITDA is included in “Reconciliations of non-GAAP financial measures;”

•	Cash flows from operating activities, which we discuss in the section entitled “Liquidity and capital resources—historical cash flows.”
Results of Operations
We present results of operations in the same way that we manage our business, evaluate our performance and allocate our resources. We also provide discussion of net sales and Management EBITDA by geographic segment based on customer location: Americas, Europe and AMEA. Corporate costs are managed on a standalone basis and not allocated to segments.
Net sales
Three months ended

	Three months ended June 30,		Change	Reason for change
				Foreign currency impact	Organic
(in millions)	2019	2018
Americas	$925.5	$882.6	$42.9	$(2.6)	$45.5
Europe	518.6	518.1	0.5	(30.6)	31.1
AMEA	88.3	77.2	11.1	(1.7)	12.8
Total	$1,532.4	$1,477.9	$54.5	$(34.9)	$89.4
Net sales increased 3.7%, which included a 2.4% unfavorable foreign currency impact. The remaining increase of 6.1% reflected both volume growth and improved pricing across most major customer and product groups.
In the Americas, net sales increased 5.2% primarily through improved pricing and volume growth, which was offset by a 0.3% unfavorable foreign currency impact. The following provides additional information about the 5.2% increase:

•
Sales to biopharma, our largest customer group, grew by a mid single-digit rate primarily from sales of our comprehensive solution to biopharma customers that drives productivity and innovation in the lab and production spaces.

•	We experienced low double-digit growth in education & government driven by continued volume growth from universities and due to the timing of certain sales orders in 2019 compared to 2018.

•
Advanced technology & applied materials was essentially flat, the result of various offsetting factors in this diverse space that includes electronic materials, aerospace and defense and food and beverage.

•	Commercial synergies contributed $15.1 million, or 1.7%, to that increase.
In Europe, net sales increased 6.1% primarily through volume growth and improved pricing, which was offset by a 6.0% unfavorable foreign currency impact. The following provides additional information about the 6.1% increase:

•
We experienced low double-digit growth in biopharma driven by higher demand in cell biology and HPLC (high performance liquid chromatography) products and continued growth from our larger global customers.

•	We experienced low single-digit growth in healthcare, driven by sales growth in equipment and our biomaterials silicone products.

•
We experienced low single-digit growth in education & government as increased demand from this customer group was partially offset by the completion of a non-recurring project sale recognized in the prior year.

•
We experienced mid single-digit growth in advanced technology & applied materials, driven by sales growth in chemicals and consumables, offset by non-repeating 2018 projects in equipment & instrumentation.

In AMEA, net sales increased 16.6% primarily through volume growth, which was offset by a 2.2% unfavorable foreign currency impact. We experienced strong growth from biopharma, our largest customer group, driven by significant investment in our sales force, supply chain and warehousing as our ability to capture new market share in this emerging region continues to grow.
Six months ended

	Six months ended June 30,		Change	Reason for change
				Foreign currency impact	Organic
(in millions)	2019	2018
Americas	$1,782.8	$1,690.0	$92.8	$(5.9)	$98.7
Europe	1,060.7	1,056.2	4.5	(73.7)	78.2
AMEA	169.0	150.0	19.0	(3.9)	22.9
Total	$3,012.5	$2,896.2	$116.3	$(83.5)	$199.8
Net sales increased 4.0%, which included a 3.0% unfavorable foreign currency impact. The remaining increase of 7.0% reflected both volume growth and improved pricing across most major customer and product groups.
In the Americas, net sales increased 5.9% primarily through improved pricing and volume growth, which was offset by a 0.4% unfavorable foreign currency impact. The following provides additional information about the 5.9% increase:

•
Sales to biopharma, our largest customer group, grew by a high single-digit rate primarily from sales of our comprehensive solution to biopharma customers that drives productivity and innovation in the lab and production spaces.

•	We experienced low double-digit growth in education & government driven by continued volume growth from universities and due to the timing of certain sales orders in 2019 compared to 2018.

•
Advanced technology & applied materials was essentially flat, the result of various offsetting factors in this diverse space that includes electronic materials, aerospace and defense and food and beverage.

•	Commercial synergies contributed $25.2 million, or 1.5%, to that increase.
In Europe, net sales increased 7.6% primarily through volume growth and improved pricing, which was offset by a 7.2% unfavorable foreign currency impact. The following provides additional information about the 7.6% increase:

•	We experienced low double-digit growth in biopharma driven by higher demand in cell biology, HPLC (high performance liquid chromatography) and continued growth from our larger global customers.

•	We experienced low single-digit growth in healthcare, driven by sales growth in equipment and our biomaterials silicone products.

•
We experienced low single-digit growth in education & government as increased demand from this customer group was partially offset by the completion of a non-recurring project sale recognized in the prior year.

•
We experienced mid-single digit growth in advanced technology & applied materials, driven by sale growth in chemicals and consumables, offset by non-repeating 2018 projects in equipment & instrumentation.

In AMEA, net sales increased 15.3% primarily through volume growth, which was offset by a 2.7% unfavorable foreign currency impact. We experienced strong growth from biopharma, our largest customer group, driven by significant investment in our sales force, supply chain and warehousing as our ability to capture new market share in this emerging region continues to grow.
Gross margin

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2019	2018		2019	2018
Gross margin	32.1%	31.7%	40 bps	32.1%	31.4%	70 bps
Three months ended
The increase in gross margin included 60 basis points from the favorable dynamic of customer over materials inflation, partially offset by 20 basis points of unfavorable product mix reflecting strong volume growth from the specialty procurement products and third-party materials & consumables.
The global restructuring program contributed a total of $27.6 million to the gross margin increases noted above and included improvements in improved pricing, product cost, footprint optimization and lean operating practices.
Six months ended
The increase in gross margin included 90 basis points from the favorable dynamic of customer over materials inflation and 40 basis points caused by the absence of unfavorable 2018 purchase accounting effects, partially offset by 60 basis points of unfavorable product mix reflecting strong volume growth from the specialty procurement products and third-party materials & consumables.
The global restructuring program contributed a total of $46.1 million to the gross margin increases noted above and included improvements in improved pricing, product cost, footprint optimization and lean operating practices.
Operating income

	Three months ended June 30,		Change	Six months ended June 30,		Change
(in millions)	2019	2018		2019	2018
Gross profit	$491.1	$468.0	$23.1	$966.3	$908.3	$58.0
SG&A expenses	372.0	373.6	(1.6)	709.6	726.3	(16.7)
Operating income	$119.1	$94.4	$24.7	$256.7	$182.0	$74.7
Three months ended
Operating income increased primarily from higher gross profit driven by the growth in net sales and gross margin previously discussed. The relatively flat SG&A expense was caused by significant offsetting factors. SG&A expenses included an additional $42.7 million of share-based compensation expense that was triggered by the successful completion of our IPO and subsequent stock price growth that unfavorably impacted expense for mark-to-market share-based awards. Additionally, we experienced a $6.3 million increase due from a mix of inflationary expense increases and strategic cost investments to support our global business centers, business strategy teams and our IPO process. These increases were substantially offset by a $31.8 million reduction of one-time costs associated with the integration of the two legacy companies, $10.3 million in realized cost synergies from the global restructuring program and a $8.5 million favorable foreign currency impact.
Six months ended
Operating income increased primarily from higher gross profit driven by the growth in net sales and gross margin previously discussed. The decrease in SG&A expenses was caused by significant offsetting factors. The decrease in SG&A expenses was primarily caused by a $33.8 million reduction of one-time costs associated with the integration of the two legacy companies, $23.9 million of realized cost synergies from the global restructuring program and a $20.1 million favorable foreign currency impact. These decreases were partially offset by an additional $42.7 million of share-based compensation expense that was triggered by the successful completion of our IPO and subsequent stock price growth that unfavorably impacted expense for mark-to-market share-based awards. Additionally, we experienced a $18.4 million increase due from a mix of inflationary expense increases and strategic cost investments to support our global business centers, business strategy teams and our IPO process.
Net loss

	Three months ended June 30,		Change	Six months ended June 30,		Change
(in millions)	2019	2018		2019	2018
Operating income	$119.1	$94.4	$24.7	$256.7	$182.0	$74.7
Interest expense	(115.1)	(130.2)	15.1	(243.7)	(258.5)	14.8
Loss on extinguishment of debt	(70.2)	—	(70.2)	(70.2)	—	(70.2)
Other income, net	15.6	12.3	3.3	10.5	7.9	2.6
Income tax benefit (expense)	1.9	(3.4)	5.3	(8.2)	0.5	(8.7)
Net loss	$(48.7)	$(26.9)	$(21.8)	$(54.9)	$(68.1)	$13.2
Three months ended
Net loss increased due to the $70.2 million loss on extinguishment of debt, primarily caused by the proportional write-off of unamortized deferred financing costs related to the term loan prepayments. This was partially offset by the growth in operating income, as previously discussed, and a reduction of interest due to the application of IPO proceeds to our debt and the interest rate margin reduction to our euro term loans and our U.S. dollar term loans.
Six months ended
Net loss decreased due to the growth in operating income, as previously discussed, and a reduction of interest due to the application of IPO proceeds to our debt and the interest rate margin reduction to our euro term loans and our U.S. dollar term loans. This was partially offset by the $70.2 million loss on extinguishment of debt, primarily caused by the proportional write-off of unamortized deferred financing costs related to the term loan prepayments.
Adjusted EBITDA and Management EBITDA
For a reconciliation of Adjusted EBITDA and Management EBITDA to the most directly comparable measure under GAAP, see “Reconciliations of Non-GAAP Financial Measures.”

	Three months ended June 30,		Change	Six months ended June 30,		Change
(in millions)	2019	2018		2019	2018
Adjusted EBITDA	$268.8	$237.8	$31.0	$516.8	$454.7	$62.1
Management EBITDA:
Americas	$198.9	$167.6	$31.3	$372.0	$301.9	$70.1
Europe	83.4	79.4	4.0	176.5	168.3	8.2
AMEA	17.8	18.9	(1.1)	36.5	35.8	0.7
Corporate	(13.2)	(15.8)	2.6	(32.7)	(31.2)	(1.5)
Total	$286.9	$250.1	$36.8	$552.3	$474.8	$77.5
Three months ended
Adjusted EBITDA and Management EBITDA each increased primarily due to the increase in operating income of $24.7 million.
In the Americas, the growth in Management EBITDA reflected a $23.0 million impact from net sales growth and gross margin improvements. Additional growth in Management EBITDA reflected an $8.3 million reduction of SG&A expenses primarily related to headcount reduction, workforce and facility footprint optimization and general cost controls.
In Europe, the growth in Management EBITDA reflected a $2.9 million impact from net sales growth and gross margin improvements. Additional growth in Management EBITDA reflected a $1.1 million reduction of SG&A expenses.
In AMEA, the decline in Management EBITDA reflected a $5.3 million increase in SG&A expenses for additional sales and marketing personnel and other investments as we continue to expand our footprint in AMEA. This was partially offset by a $4.2 million impact from net sales growth and gross margin improvement.
For corporate, the increase in Management EBITDA reflected a $2.6 million impact from a reduction of SG&A expenses, which was partially offset by an increase in investments made in our global business centers and business strategy teams along with higher incentive compensation expense.
Six months ended
Adjusted EBITDA and Management EBITDA each increased primarily due to the increase in operating income of $74.7 million.
In the Americas, the growth in Management EBITDA reflected a $51.9 impact from net sales growth and gross margin improvements. Additional growth in Management EBITDA reflected $18.2 million of lower SG&A expenses primarily related to headcount reduction, workforce and facility footprint optimization and general cost controls.
In Europe, the growth in Management EBITDA reflected a $1.8 million impact from net sales growth and gross margin improvements. Additional growth in Management EBITDA reflected a $6.4 million reduction of SG&A expenses.
In AMEA, the growth in Management EBITDA reflected a $6.9 million impact from net sales growth and gross margin improvement. These improvements were partially offset by a $6.2 million increase in SG&A expenses for personnel and other investments to increase our sales force and product and service offerings in the region to continue efforts to capture market share.
For corporate, the decline in Management EBITDA reflected a $1.5 million impact from an increase in SG&A expenses primarily from an increase in investments made in our global business centers and business strategy teams along with higher incentive compensation expense.

Reconciliations of Non-GAAP financial measures
The following table presents the reconciliation of net loss to non-GAAP measures:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Net loss	$(48.7)	$(26.9)	$(54.9)	$(68.1)
Interest expense	115.1	130.2	243.7	258.5
Income tax expense (benefit)	(1.9)	3.4	8.2	(0.5)
Depreciation and amortization	103.0	100.4	201.3	202.2
Net foreign currency gain from financing activities	(14.3)	(10.1)	(8.1)	(3.2)
Other share-based compensation expense	42.7	—	42.7	—
Loss on extinguishment of debt	70.2	—	70.2	—
Restructuring and severance charges	0.9	32.9	6.4	40.4
Purchase accounting adjustments	(3.3)	(3.4)	(4.1)	6.9
VWR transaction expenses	0.3	0.5	1.0	0.4
VWR integration and planning expenses	4.8	6.6	10.4	13.9
Other transaction and integration expenses	—	4.2	—	4.2
Adjusted EBITDA	268.8	237.8	516.8	454.7
Business performance improvement programs	0.3	2.7	1.8	3.3
Ongoing share-based compensation expense	8.0	4.2	13.0	8.7
Write-offs of working capital and other assets	6.9	—	14.4	—
Long-term incentive plan	2.2	4.6	4.6	5.4
Other	0.7	0.8	1.7	2.7
Management EBITDA	$286.9	$250.1	$552.3	$474.8
Liquidity and Capital Resources
We fund short-term cash requirements primarily from operating cash flows and unused availability under our credit facilities. Most of our long-term financing is from indebtedness.
We believe that cash generated from operations, together with available liquidity under our credits facilities, will be adequate to meet our current and expected needs for cash prior to the maturity of our debt, although no assurances can be given in this regard.

Liquidity
The following table presents our primary sources of liquidity:

	June 30, 2019
(in millions)	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Current availability	$250.0	$250.0	$500.0
Undrawn letters of credit outstanding	(12.6)	(15.3)	(27.9)
Outstanding borrowings	(153.0)	—	(153.0)
Unused availability	$84.4	$234.7	$319.1
Cash and cash equivalents			164.6
Total liquidity			$483.7
Our liquidity needs change daily. We manage liquidity needs by utilizing our credit line availability and also by monitoring working capital levels. Some of our credit line availability also depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our daily liquidity needs. As of June 30, 2019, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.
Most of our cash resides outside of the United States. At June 30, 2019, $131.5 million of our cash and cash equivalents was held by our foreign subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.
Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

	Six months ended June 30,		Change
(in millions)	2019	2018
Operating activities:
Working capital changes	$(171.6)	$(67.3)	$(104.3)
All other	240.7	89.7	151.0
Total	69.1	22.4	46.7
Investing activities	(20.3)	(19.0)	(1.3)
Financing activities	(67.8)	(49.7)	(18.1)
Capital expenditures	26.4	23.1	3.3
Operating activities provided $46.7 million of additional cash in 2019 primarily due to the $13.2 million decrease in net loss and the $137.8 million increase of non-cash items such as depreciation and amortization, share-based compensation, deferred income tax provision, loss on extinguishment of debt and amortization of deferred financing costs, which was partially offset by $104.3 million in working capital changes.
Investing activities used $1.3 million of additional cash in 2019, reflecting a fairly consistent capital spending trend.
Financing activities used $18.1 million of additional cash in 2019 due to significant offsetting factors. The $2,630.9 million redemption of our series A preferred stock and $1,822.0 million repayment of debt was substantially funded by $4,235.7 million of IPO proceeds and $153.0 million of borrowings under our credit facilities.
Indebtedness
In June 2019, we amended our senior secured credit facilities to reduce the annual interest rate margins on our euro term loans by 0.50% and our U.S. dollar term loans by 0.75%. The cost to complete the amendment was not material.
New accounting standards
For information about new accounting standards, see note 3 to our condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For disclosures about market risk, please see “Quantitative and Qualitative Disclosures About Market Risk” in our Registration Statement. Except as described below, as of June 30, 2019, there have been no material changes to our disclosures about market risk in the Registration Statement.
Interest rate risk
At June 30, 2019, we had borrowings of $1.3 billion under our senior secured credit facilities and our receivables facility. Borrowings under these facilities bear interest at variable rates based on prevailing LIBOR and EURIBOR rates in the financial markets. Changes to those market rates affect both the amount of cash we pay for interest and our reported interest expense. Our euro term loans include a zero percent floor on EURIBOR, which has been negative, so the floor provides a partial hedge of our variable interest rate risk on that loan. At June 30, 2019, a 100 basis point increase to the applicable variable rates of interest would have increased the amount of interest by $11.7 million per annum.
Remeasurement of foreign currency transactions
In July 2019, we completed an intercompany recapitalization that is intended to mitigate substantially all exposure to net foreign currency denominated debt or intercompany loan exposure in future periods based on our current debt and intercompany loan structure (see note 5).

Item 4.	Controls and Procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings and matters, see note 10 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements,” which information is incorporated into this item by reference.

Item 1A.	Risk Factors
For a discussion of potential risks or uncertainties, please see “Risk Factors” in our Registration Statement. There have been no material changes to the risk factors disclosed in our Registration Statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities
During the three months ended June 30, 2019, we issued an aggregate of 3.4 million shares of common stock to warrant holders who exercised outstanding warrants pursuant to the warrants' cash exercise mechanism. The cash proceeds received from the exercises was not material.
These warrants had an exercise price of $0.002 per share. The warrants were originally issued to holders of our series A preferred stock in connection with our acquisition of VWR in 2017.
The securities were issued in reliance upon the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering due to lack of general solicitation or advertising, the status and knowledge of the warrant holders and publicly available information about us and our operations.
Use of proceeds from registered securities
Our IPO of common stock and MCPS was on May 17, 2019. We sold 238.1 million shares of common stock at a price per share of $14, resulting in net proceeds of $3,232.0 million after deducting underwriting discounts, commissions and other offering costs of $100.7 million. We also sold 20.7 million shares of MCPS at a price per share of $50, resulting in net proceeds of $1,003.7 million after deducting underwriting discounts, commissions and other offering costs of $31.3 million.
The shares sold in our IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File 333-229578), which was declared effective by the SEC on May 16, 2019.
Our common stock and mandatory convertible preferred stock are listed on the New York Stock Exchange under the symbols “AVTR” and “AVTR PRA”, respectively.
We used approximately $2,630.9 million of the net proceeds from our IPO to redeem all outstanding shares of series A preferred stock. We also used the remaining proceeds to repay $1,024.2 million and $581.8 million of outstanding indebtedness under the U.S. dollar term loan facility and Euro term loan facility, respectively.
Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as joint book-runners for the Offerings and as representatives of the underwriters. Certain affiliates of Goldman Sachs & Co. LLC received an aggregate of approximately $421.9 million following the IPO as a result of holding 372,872 shares of our existing series A preferred stock and being a lender under the dollar term loan facility and the euro term loan facility, which represents 10% of the net proceeds from the IPO.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
EXHIBIT DESCRIPTION

Exhibit No.	Exhibit Description	Method of Filing
3.1	Second Amended and Restated Certificate of Incorporation of Avantor, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2019
3.2	Second Amended and Restated Bylaws of Avantor, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 21, 2019
3.3	Certificate of Designations of 6.250% Series A Mandatory Convertible Preferred Stock of Avantor, Inc.	Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on May 21, 2019
10.1	Investor Rights Agreement, dated as of May 21, 2019, by and between Avantor, Inc. and New Mountain Partners III, L.P	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2019
10.2	Avantor, Inc. 2019 Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 21, 2019
10.3	Avantor, Inc. 2019 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 21, 2019
10.4
Amendment No. 2 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral, Swing Line Lender and an L/C Issuer, the lenders party thereto and Goldman Sachs Lending Partners LLC, as the Additional Initial B-2 Euro Term Lender and the Additional Initial B-2 Dollar Term Lender
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Exhibit Description	Method of Filing
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101	XBRL exhibits	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avantor, Inc.

Date: August 6, 2019	By:	/s/ Thomas A. Szlosek
		Name:	Thomas A. Szlosek
		Title:	Executive Vice President, Chief Financial Officer (Principal Financial Officer)