Form 10-Q
period 2019-09-30
Avantor, Inc.
filed 2019-11-05
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On October 30, 2019, 571,734,767 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended September 30, 2019

i

Glossary

Description
we, us, our	Avantor, Inc. and its subsidiaries
2017 Plan	the Vail Holdco Corp Equity Incentive Plan, a share-based compensation plan
2019 Plan	the Avantor, Inc. 2019 Equity Incentive Plan, a share-based compensation plan
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
GAAP	United States generally accepted accounting principles
Goldman Sachs	an investment banking firm and its affiliates
high single-digit	7 - 9%
IPO	initial public offering
LIBOR	the basic rate of interest used in lending between banks on the London interbank market
low double-digit	10 - 19%
low single-digit	1 - 3%
Management EBITDA	earnings before interest, income taxes, depreciation, amortization and certain other items, our segment profitability measurement under GAAP
MCPS	6.250% Series A Mandatory Convertible Preferred Stock
mid single-digit	4 - 6%
New Mountain Capital	a private equity investor and its affiliates
NuSil	NuSil Acquisition Corp, NuSil Investments LLC and subsidiaries, a business organization with which we merged in 2016
PSP Investments	a pension investment manager and its affiliates
Registration Statement	our registration statement on Form S-1 (File No. 333-229578), as amended
SAR	stand alone appreciation right
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
Specialty procurement	Product sales related to customer procurement services
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$173.9	$184.7
Accounts receivable, net	983.3	931.2
Inventory	714.5	671.1
Other current assets	147.0	112.6
Total current assets	2,018.7	1,899.6
Property, plant and equipment, net of accumulated depreciation of $290.4 and $225.8	559.4	598.6
Customer relationships, net of accumulated amortization of $578.7 and $412.5	3,917.0	4,159.8
Other intangible assets, net of accumulated amortization of $203.2 and $146.7	331.2	405.9
Goodwill	2,736.0	2,784.7
Other assets	200.8	63.0
Total assets	$9,763.1	$9,911.6

See accompanying notes to the condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets (continued)

(in millions)	September 30, 2019	December 31, 2018
Liabilities, redeemable equity and stockholders’ equity or deficit
Current liabilities:
Current portion of debt	$41.4	$142.4
Accounts payable	556.3	557.4
Employee-related liabilities	118.9	144.9
Accrued interest	135.1	76.6
Other current liabilities	227.0	174.9
Total current liabilities	1,078.7	1,096.2
Debt, net of current portion	5,088.7	6,782.3
Deferred income tax liabilities	832.8	907.5
Other liabilities	407.3	318.0
Total liabilities	7,407.5	9,104.0
Commitments and contingencies, see note 10
Redeemable equity:
Series A preferred stock at redemption value, zero and 2.3 shares outstanding	—	2,297.3
Junior convertible preferred stock, zero and 1.7 shares outstanding	—	1,562.0
Total redeemable equity	—	3,859.3
Stockholders’ equity (deficit):
Mandatory convertible preferred stock including paid-in capital, 20.7 and zero shares outstanding	1,003.7	—
Common stock including paid-in capital, 571.4 and 132.8 shares outstanding	1,753.7	(2,746.8)
Accumulated deficit	(274.3)	(238.4)
Accumulated other comprehensive loss	(127.5)	(66.5)
Total stockholders’ equity (deficit)	2,355.6	(3,051.7)
Total liabilities, redeemable equity and stockholders’ equity or deficit	$9,763.1	$9,911.6

See accompanying notes to the condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales	$1,503.8	$1,494.2	$4,516.3	$4,390.4
Cost of sales	1,029.8	1,015.5	3,076.0	3,003.4
Gross profit	474.0	478.7	1,440.3	1,387.0
Selling, general and administrative expenses	330.8	346.5	1,040.4	1,072.8
Operating income	143.2	132.2	399.9	314.2
Interest expense	(98.3)	(130.2)	(342.0)	(388.7)
Loss on extinguishment of debt	—	—	(70.2)	—
Other (expense) income, net	(7.6)	(0.9)	2.9	7.0
Income (loss) before income taxes	37.3	1.1	(9.4)	(67.5)
Income tax (expense) benefit	(15.2)	33.4	(23.4)	33.9
Net income (loss)	22.1	34.5	(32.8)	(33.6)
Accumulation of yield on preferred stock	(16.4)	(68.9)	(136.4)	(198.4)
Accretion of make whole premium on series A preferred stock	—	—	(220.4)	—
Net income (loss) available to common stockholders	$5.7	$(34.4)	$(389.6)	$(232.0)

Earnings (loss) per share, basic and diluted	$0.01	$(0.26)	$(1.13)	$(1.75)
Weighted average shares outstanding:
Basic	570.0	132.8	343.7	132.7
Diluted	580.7	132.8	343.7	132.7

See accompanying notes to the condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$22.1	$34.5	$(32.8)	$(33.6)
Other comprehensive income (loss):
Foreign currency translation — unrealized loss	(62.7)	(0.8)	(59.3)	(59.1)
Derivative instruments:
Unrealized gain (loss)	1.0	(0.2)	(0.5)	1.2
Reclassification of gain into earnings	(0.9)	(0.6)	(1.2)	(1.2)
Defined benefit plans:
Unrealized (loss) gain	(0.1)	—	(0.1)	0.1
Reclassification of gain into earnings	(0.2)	(0.2)	(0.5)	(0.5)
Other comprehensive loss before income taxes	(62.9)	(1.8)	(61.6)	(59.5)
Income tax benefit	0.1	0.2	0.6	—
Other comprehensive loss	(62.8)	(1.6)	(61.0)	(59.5)
Comprehensive (loss) income	$(40.7)	$32.9	$(93.8)	$(93.1)

See accompanying notes to the condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of redeemable equity and stockholders’ equity or deficit

(in millions)	Redeemable equity			Stockholders’ equity (deficit)
	Series A preferred stock	Junior convertible preferred stock	Total	MCPS including paid-in capital	Common stock including paid-in capital	Accum-ulated deficit	AOCI	Total
Balance at June 30, 2019	$—	$—	$—	$1,003.7	$1,768.3	$(296.4)	$(64.7)	$2,410.9
Comprehensive income (loss)	—	—	—	—	—	22.1	(62.8)	(40.7)
Share-based compensation expense	—	—	—	—	1.9	—	—	1.9
Accumulation of yield	—	—	—	—	(16.4)	—	—	(16.4)
Issuances, net of issuance costs	—	—	—	—	(0.1)			(0.1)
Balance at September 30, 2019	$—	$—	$—	$1,003.7	$1,753.7	$(274.3)	$(127.5)	$2,355.6

Balance at June 30, 2018	$2,157.3	$1,562.0	$3,719.3	$—	$(2,613.6)	$(219.6)	$(31.5)	$(2,864.7)
Comprehensive income (loss)	—	—	—	—	—	34.5	(1.6)	32.9
Share-based compensation expense	—	—	—	—	4.1	—	—	4.1
Accumulation of yield	68.9	—	68.9	—	(68.9)	—	—	(68.9)
Balance at September 30, 2018	$2,226.2	$1,562.0	$3,788.2	$—	$(2,678.4)	$(185.1)	$(33.1)	$(2,896.6)

See accompanying notes to the condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of redeemable equity and stockholders’ equity or deficit (continued)

(in millions)	Redeemable equity			Stockholders’ equity (deficit)
	Series A preferred stock	Junior convertible preferred stock	Total	MCPS including paid-in capital	Common stock including paid-in capital	Accum-ulated deficit	AOCI	Total
Balance at December 31, 2018	$2,297.3	$1,562.0	$3,859.3	$—	$(2,746.8)	$(238.4)	$(66.5)	$(3,051.7)
Cumulative effect of adopting new accounting standard, see note 1	—	—	—	—	—	(3.1)	—	(3.1)
Comprehensive loss	—	—	—	—	—	(32.8)	(61.0)	(93.8)
Share-based compensation expense	—	—	—	—	54.6	—	—	54.6
Award reclassification, see note 14					8.8			8.8
Accumulation of yield	113.2	—	113.2	—	(136.4)	—	—	(136.4)
Accretion of make whole premium	220.4	—	220.4	—	(220.4)	—	—	(220.4)
Issuances, net of issuance costs	—	—	—	1,003.7	3,231.9	—	—	4,235.6
Redemptions	(2,630.9)	—	(2,630.9)	—	—	—	—	—
Conversions	—	(1,562.0)	(1,562.0)	—	1,562.0	—	—	1,562.0
Balance at September 30, 2019	$—	$—	$—	$1,003.7	$1,753.7	$(274.3)	$(127.5)	$2,355.6

Balance at December 31, 2017	$2,027.8	$1,562.0	$3,589.8	$—	$(2,490.3)	$(156.3)	$26.4	$(2,620.2)
Cumulative effect of adopting new accounting standard, see note 1	—	—	—	—	—	4.8	—	4.8
Comprehensive loss	—	—	—	—	—	(33.6)	(59.5)	(93.1)
Share-based compensation expense	—	—	—	—	10.3	—	—	10.3
Accumulation of yield	198.4	—	198.4	—	(198.4)	—	—	(198.4)
Balance at September 30, 2018	$2,226.2	$1,562.0	$3,788.2	$—	$(2,678.4)	$(185.1)	$(33.1)	$(2,896.6)

See accompanying notes to the condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(32.8)	$(33.6)
Reconciling adjustments:
Depreciation and amortization	301.6	303.5
Share-based compensation expense	57.4	14.5
Other restructuring charges (see note 9)	10.0	—
Provision for accounts receivable and inventory	22.9	19.5
Deferred income tax benefit	(67.5)	(135.7)
Amortization of deferred financing costs	26.5	31.1
Loss on extinguishment of debt	70.2	—
Changes in assets and liabilities:
Accounts receivable	(76.9)	(86.7)
Inventory	(74.1)	(19.8)
Accounts payable	7.9	(28.1)
Other assets and liabilities	22.2	48.4
Other, net	(0.4)	17.5
Net cash provided by operating activities	267.0	130.6
Cash flows from investing activities:
Capital expenditures	(39.5)	(32.3)
Other	8.8	9.1
Net cash used in investing activities	(30.7)	(23.2)
Cash flows from financing activities:
Debt repayments	(1,825.4)	(95.4)
Dividend payment	(15.1)	—
Payments of contingent consideration	(4.6)	(20.5)
Proceeds from issuance of stock, net of issuance costs	4,235.6	—
Redemption of series A preferred stock	(2,630.9)	—
Net cash used in financing activities	(240.4)	(115.9)
Effect of currency rate changes on cash, restricted cash and equivalents	(6.7)	(5.3)
Net change in cash, restricted cash and equivalents	(10.8)	(13.8)
Cash, restricted cash and equivalents, beginning of period	187.7	188.5
Cash, restricted cash and equivalents, end of period	$176.9	$174.7

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
Our IPO of common stock and MCPS was on May 17, 2019 (see note 12). Among other things, the IPO had the effect of reducing the ownership percentage of certain significant investors, changed the composition of our board and caused one of our investors to cease being a related party (see note 19). The following chart depicts selected ownership amounts as if all convertible securities were converted into common stock at the dates indicated:

September 30, 2019			December 31, 2018

New Mountain Capital	Goldman Sachs	Other investors	New Mountain Capital	Goldman Sachs	Other investors
17%	11%	72%	40%	15%	45%
Avantor, Inc. and subsidiaries			Avantor, Inc. and subsidiaries
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
We report three geographic segments based on customer location: the Americas, Europe and AMEA. For the periods presented, all share and per share information has been adjusted for a stock split that occurred in connection with our IPO (see note 12). All intercompany balances and transactions have been eliminated from the financial statements.
These financial statements reflect the adoptions of a new revenue recognition standard at January 1, 2018 and a new lease standard at January 1, 2019. Information about the new revenue recognition standard is disclosed in the audited consolidated financial statements included within our Registration Statement. Information about the new lease standard is disclosed in note 3.
Immaterial error
The initial draft of the Registration Statement issued in connection with the IPO included unaudited interim financial information for the nine months ended September 30, 2018. We subsequently identified and corrected an immaterial error in the segment financial information that was included therein. The following table presents the impact of the correction:

(in millions)	Nine months ended September 30, 2018
	Previously reported	Adjustment	As adjusted
Net sales:
Americas	$2,590.6	$12.4	$2,603.0
Europe	1,575.5	(16.2)	1,559.3
AMEA	224.3	3.8	228.1
Total	$4,390.4	$—	$4,390.4
Management EBITDA:
Americas	$480.5	$3.3	$483.8
Europe	259.3	(6.0)	253.3
AMEA	51.7	3.0	54.7
Corporate	(48.5)	(0.3)	(48.8)
Total	$743.0	$—	$743.0
Reclassifications
In the second quarter of 2019, we changed our presentation of disaggregated net sales included in note 6 to depict the product line categories that are regularly used by management. Product sales associated with our service offerings, referred to as specialty procurement, have been reclassified from third party materials & consumables and combined with net sales from services to present the services & specialty procurement product line for all periods presented.
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
We determine if an arrangement is a lease at inception. Short-term leases, defined as having an initial term of twelve months or less, are expensed as incurred and not recorded on the balance sheet. We record the value of all other leased property and the related obligations as assets and liabilities on the balance sheet. Information about the amount and classification of lease assets and liabilities is included in note 18.
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
Our lease terms may include options to extend or terminate the lease. We exercise judgment to calculate the term of those leases when extension or termination options are present, and we include such options in the calculation of the lease term when it is reasonably certain that we will exercise those options. Operating lease expense is recognized on a straight-line basis over the lease term, except for variable rent which is expensed as incurred. Short-term lease and variable rent expense was immaterial to the financial statements and has been included within operating lease expense. Finance lease expense includes depreciation, which is recognized on a straight-line basis over the expected life of the leased asset, and an immaterial amount of interest expense.
Some of our lease agreements include both lease and non-lease components. We account for those components separately for real estate leases and as a combined single lease component for all other types of leases.
Earnings or loss per share
Basic earnings or loss per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the applicable period.
Diluted earnings per share is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares we could have repurchased with the proceeds from the issuance of the potentially dilutive shares. Variable conversion ratios are determined as of period end. Preferred dividends are added back to net income or loss available to common stockholders provided that the preferred securities are not anti-dilutive to the calculation.
In periods of net loss available to common stockholders, diluted calculations are equal to basic calculations because the inclusion of dilutive shares would be anti-dilutive.
Stockholders’ equity or deficit
MCPS is classified as permanent equity and initially recorded at fair value, net of issuance costs. Accrued but unpaid MCPS dividends are classified as other current liabilities with a corresponding reduction to common stock including paid-in capital.
Certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings are capitalized on the balance sheet as deferred offering costs until such financings are completed. Upon completion of an equity financing, these costs are recorded as a reduction of the proceeds received in arriving at the amount recorded in stockholders’ equity or deficit. When a planned equity financing is abandoned, the deferred offering costs are expensed immediately as a charge to SG&A expenses.

3.	New accounting standards
In February 2016, the FASB issued a new standard related to leases. The most significant change for us was the recognition of new assets and liabilities for leases classified as operating leases. Our accounting for finance leases was substantially unchanged.
The standard also expanded disclosures about the amount, timing, and uncertainty of cash flows arising from leases. Those new disclosures are provided in notes 2 and 18.
We adopted the standard effective January 1, 2019 using a modified retrospective transition approach whereby the new standard was applied to all leases existing at January 1, 2019 with a cumulative effect adjustment recorded in equity representing the cumulative earnings effect of this new standard. We elected to utilize the package of practical expedients permitted under the transition guidance in the standard which allowed us to not reassess (i) whether any expired or existing contracts contain leases, (ii) historical lease classification and (iii) initial direct costs.
The most significant impacts upon adoption were: (i) a $3.1 million cumulative effect adjustment that increased accumulated deficit and (ii) recognition of $155.0 million of operating lease assets and $162.5 million of operating lease liabilities. Other impacts were immaterial and included adjustments to existing finance lease assets and liabilities, recognition of deferred income tax assets and a similar amount of deferred income tax liabilities, and derecognition of prepaid rent expense assets.
There were no other new accounting standards that had a material impact to our financial position or results of operations upon adoption in 2019.

4.	Earnings or loss per share
The following table presents the reconciliation of basic and diluted earnings per share for the three months ended September 30, 2019:

(in millions, except per share data)	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$5.7	570.0	$0.01
Effect of dilutive securities:
Stock-based awards	—	8.3
Warrants	—	2.4
Diluted	$5.7	580.7	$0.01
For the three months ended September 30, 2019, diluted earnings per share included accumulated yield of $16.4 million and excluded 70.4 million of common stock equivalents under the MCPS because they were anti-dilutive to the calculation.
For all other periods presented, basic and diluted loss per share calculations were the same because we reported a net loss available to common stockholders. As a result, the following potentially dilutive instruments were excluded from those calculations:

(in millions)	Three months ended September 30, 2018	Nine months ended September 30,
		2019	2018
Stock-based awards	19.3	29.7	19.3
MCPS	—	70.4	—
Total	19.3	100.1	19.3
Additionally, the junior convertible preferred stock and warrants were excluded from the basic loss per share calculation in the 2018 periods because holders of those instruments do not participate in losses.

5.	Risks and uncertainties
Remeasurement of foreign currency transactions
For the three months ended September 30, 2019, other income, net included $8.2 million of net foreign currency loss from financing activities.
On July 11, 2019, we completed an intercompany recapitalization that is intended to mitigate substantially all of our net euro financing exposure in future periods. We still expect to experience gains and losses related to other currencies whose effect has not historically been material to our earnings.

6.	Segment financial information
The following tables present information by reportable segment:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales:				(as adjusted, see note 1)
Americas	$918.2	$912.9	$2,701.0	$2,603.0
Europe	501.1	503.1	1,561.8	1,559.3
AMEA	84.5	78.2	253.5	228.1
Total	$1,503.8	$1,494.2	$4,516.3	$4,390.4
Management EBITDA:
Americas	$187.7	$181.9	$560.4	$483.8
Europe	85.1	85.0	261.6	253.3
AMEA	16.9	18.9	53.4	54.7
Corporate	(20.5)	(17.6)	(53.9)	(48.8)
Total	$269.2	$268.2	$821.5	$743.0
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.

The following table presents the reconciliation of Management EBITDA from net income or loss, the nearest measurement under GAAP:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$22.1	$34.5	$(32.8)	$(33.6)
Interest expense	98.3	130.2	342.0	388.7
Income tax expense (benefit)	15.2	(33.4)	23.4	(33.9)
Depreciation and amortization	100.3	101.3	301.6	303.5
Loss on extinguishment of debt	—	—	70.2	—
Share-based compensation expense	1.7	5.8	57.4	14.5
Net foreign currency loss from financing activities	8.2	3.4	0.1	0.2
Restructuring and severance charges	13.4	16.7	19.8	57.1
Purchase accounting adjustments	(3.1)	(4.1)	(7.2)	2.8
VWR transaction and integration expenses	5.4	5.1	16.8	19.4
Write-offs of working capital and other assets	5.5	0.2	19.9	0.2
Business performance improvement programs	0.4	3.1	2.2	6.4
Long-term incentive plan	0.5	2.7	5.1	8.1
Other	1.3	2.7	3.0	9.6
Management EBITDA	$269.2	$268.2	$821.5	$743.0
The following table presents net sales by product line:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Proprietary materials & consumables	$494.2	$522.0	$1,500.9	$1,469.0
Third party materials & consumables	592.8	572.2	1,792.8	1,765.4
Services & specialty procurement	195.7	177.1	562.5	511.1
Equipment & instrumentation	221.1	222.9	660.1	644.9
Total	$1,503.8	$1,494.2	$4,516.3	$4,390.4

7.	Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash flow information:

(in millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$173.9	$184.7
Restricted cash classified as other assets	3.0	3.0
Total	$176.9	$187.7

(in millions)	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Cash paid for income taxes, net	$100.2	$49.9
Cash paid for interest	258.4	300.5

8.	Inventory
The following table presents components of inventory:

(in millions)	September 30, 2019	December 31, 2018
Merchandise inventory	$438.9	$409.0
Finished goods	117.8	122.9
Raw materials	121.4	105.2
Work in process	36.4	34.0
Total	$714.5	$671.1

9.	Restructuring and severance
The following table presents restructuring and severance charges by plan:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
2017 restructuring program	$13.3	$16.6	$19.1	$54.8
Other	0.1	0.1	0.7	2.3
Total	$13.4	$16.7	$19.8	$57.1
Restructuring and severance charges are classified as SG&A expenses.
2017 restructuring program
We implemented a $215 million program over a three-year period to optimize our sales, gross margins and operating costs. The spending currently includes an estimated $55 million for capital expenditures and an estimated $135 million for employee severance and related costs, facility closures and other charges. Our plans have included combining sales and marketing resources, eliminating redundant corporate functions, optimizing procurement and our manufacturing footprint, and implementing best practices throughout the organization. We expect all synergies and cost savings to be fully realized by 2021.

The following table presents information about charges under the 2017 restructuring program:

(in millions)	Three months ended September 30,		Nine months ended September 30,		September 30, 2019
					Charges incurred to date	Expected remaining charges	Total expected charges
	2019	2018	2019	2018
Employee severance and related	$3.0	$12.4	$8.4	$46.0	$74.6	$15.4	$90.0
Facility closure	0.3	0.5	0.7	0.8	1.9	3.1	5.0
Other	10.0	3.7	10.0	8.0	38.4	1.6	40.0
Total	$13.3	$16.6	$19.1	$54.8	$114.9	$20.1	$135.0

Americas	$10.3	$6.3	$11.1	$15.7	$51.7	$9.3	$61.0
Europe	2.0	9.5	7.0	37.3	47.6	4.4	52.0
AMEA	—	0.8	—	0.8	0.8	0.2	1.0
Corporate	1.0	—	1.0	1.0	14.8	6.2	21.0
Total	$13.3	$16.6	$19.1	$54.8	$114.9	$20.1	$135.0
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
The following table presents changes to accrued employee severance and related charges under the 2017 restructuring program, which are primarily classified as employee-related current liabilities:

(in millions)	Employee severance and related
Balance at December 31, 2018	$33.6
Charges	8.4
Cash payments	(23.4)
Currency translation	(1.0)
Balance at September 30, 2019	$17.6

10.	Commitments and contingencies
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
In a separate matter, in 2013, we reached a settlement with Mallinckrodt whereby in exchange for a payment of $4.0 million, all claims regarding non-compliance with process safety management laws and regulations are deemed resolved. We used the settlement proceeds to establish a reserve of $4.0 million and have since made payments to address safety related matters that have reduced the balance of the reserve to $2.6 million as of September 30, 2019.

Other noteworthy matters
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. This matter is covered by the indemnification arrangement previously described. At September 30, 2019, our accrued obligation under this order is $3.8 million, which is calculated based on expected cash payments discounted at rates ranging from 1.5% in 2019 to 2.1% in 2045. The undiscounted amount of that obligation is $4.5 million.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At September 30, 2019, our balance sheet includes a liability of $3.6 million for remediation and monitoring costs. That liability is estimated primarily on expected remediation payments discounted through 2020 and is not materially different than its undiscounted amount.
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
Litigation
At September 30, 2019, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

11.	Debt
During the first nine months of 2019, we used proceeds from the IPO and operating cash flows to repay $1,096.2 million of U.S. dollar term loans and $625.5 million of euro term loans. We also incurred a loss on extinguishment of debt of $70.2 million, primarily caused by the proportional write-off of unamortized deferred financing costs related to the term loans.
The repayment of debt from our IPO improved our credit profile which enabled us to amend our senior secured credit facilities in June 2019. The amendment reduced the annual interest rate margins on our euro term loans by 0.50% and our U.S. dollar term loans by 0.75%. The cost to complete the amendment was not material.
The following table presents information about our debt:

(dollars in millions)	September 30, 2019			December 31, 2018
	Interest terms	Rate	Amount
Receivables facility	LIBOR plus 1.50%	3.52%	$—	$104.0
Senior secured credit facilities:
Euro term loans	EURIBOR plus 3.25%	3.25%	417.6	1,078.0
U.S. dollar term loans	LIBOR plus 3.00%	5.11%	742.7	1,838.9
4.75% secured notes	fixed rate	4.75%	545.3	572.5
6% secured notes	fixed rate	6.00%	1,500.0	1,500.0
9% unsecured notes	fixed rate	9.00%	2,000.0	2,000.0
Other			67.3	69.5
Total debt, gross			5,272.9	7,162.9
Less: unamortized deferred financing costs			(142.8)	(238.2)
Total debt			$5,130.1	$6,924.7
Classification on balance sheets:
Current portion of debt			$41.4	$142.4
Debt, net of current portion			5,088.7	6,782.3

Credit facilities
The following table presents availability under our credit facilities:

(in millions)	September 30, 2019
	Receivables facility	Revolving credit facility	Total
Current availability	$250.0	$250.0	$500.0
Undrawn letters of credit outstanding	(12.5)	(15.3)	(27.8)
Outstanding borrowings	—	—	—
Unused availability	$237.5	$234.7	$472.2

Maximum availability	$250.0	$250.0	$500.0
Current availability under the receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. At September 30, 2019, $455.6 million of accounts receivable were available as collateral under the facility.

12.	Redeemable equity and stockholders’ equity or deficit
The following table presents information about our capitalization at September 30, 2019:

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
Initial public offering
In the second quarter of 2019, we completed the IPO of our common stock and MCPS. We sold 238.1 million shares of common stock at a price per share of $14, resulting in net proceeds of $3,231.9 million after deducting underwriting discounts, commissions and other offering costs of $100.8 million. We also sold 20.7 million shares of MCPS at a price per share of $50, resulting in net proceeds of $1,003.7 million after deducting underwriting discounts, commissions and other offering costs of $31.3 million.

Mandatory convertible preferred stock
MCPS accrues cumulative dividends at a rate of 6.250% per annum on the liquidation preference of $50 per share. Accrued cumulative dividends in arrears as of September 30, 2019 was $8.1 million, and we paid a dividend of $15.1 million during the nine months ended September 30, 2019. Each share of MCPS converts into between 3.0395 and 3.5714 shares of common stock, depending upon the average trading price of our common stock leading up to the conversion date and subject to customary anti-dilution adjustments. The MCPS converts:

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

13.	Accumulated other comprehensive income or loss
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at June 30, 2019	$(55.6)	$(0.2)	$(8.9)	$(64.7)
Unrealized (loss) gain	(62.7)	1.0	(0.1)	(61.8)
Reclassification of gain into earnings	—	(0.9)	(0.2)	(1.1)
Income tax benefit	—	—	0.1	0.1
Balance at September 30, 2019	$(118.3)	$(0.1)	$(9.1)	$(127.5)

Balance at June 30, 2018	$(34.6)	$0.9	$2.2	$(31.5)
Unrealized loss	(0.8)	(0.2)	—	(1.0)
Reclassification of gain into earnings	—	(0.6)	(0.2)	(0.8)
Income tax benefit	—	0.2	—	0.2
Balance at September 30, 2018	$(35.4)	$0.3	$2.0	$(33.1)

Balance at December 31, 2018	$(59.0)	$1.1	$(8.6)	$(66.5)
Unrealized (loss) gain	(59.3)	(0.5)	(0.1)	(59.9)
Reclassification of gain into earnings	—	(1.2)	(0.5)	(1.7)
Income tax benefit	—	0.5	0.1	0.6
Balance at September 30, 2019	$(118.3)	$(0.1)	$(9.1)	$(127.5)

Balance at December 31, 2017	$23.7	$0.3	$2.4	$26.4
Unrealized loss	(59.1)	1.2	0.1	(57.8)
Reclassification of gain into earnings	—	(1.2)	(0.5)	(1.7)
Income tax benefit	—	—	—	—
Balance at September 30, 2018	$(35.4)	$0.3	$2.0	$(33.1)
The reclassifications and income tax effects shown above were immaterial to the financial statements. The reclassifications were made to either cost of sales or SG&A expenses depending upon the nature of the underlying transaction.

14.	Stock-based compensation
The following table presents information about stock-based compensation expense (benefit):

(in millions)	Classification	Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018
2019 Plan:
Stock options	Equity	$0.9	$—	$1.5	$—
Restricted stock units	Equity	4.8	—	7.8	—
2017 Plan and predecessors:
Stock options	Equity	4.2	4.1	38.2	10.2
Optionholder awards	Liability	0.7	1.7	2.6	4.2
Restricted stock units	Equity	0.3	—	0.7	0.1
NuSil plans:
Phantom units	Liability	(0.9)	—	0.2	—
SARs	Equity	(8.3)	—	6.4	—
Total		$1.7	$5.8	$57.4	$14.5
Financial statement classification:
Equity-classified		$1.9	$4.1	$54.6	$10.3
Liability-classified		(0.2)	1.7	2.8	4.2
At September 30, 2019, unvested awards under the 2019 Plan have remaining share-based compensation expense of $65.4 million to be recognized over a weighted average period of 3.2 years.
2019 Plan
In connection with the IPO, we adopted the 2019 Plan. The 2019 Plan initially provides for up to 23.5 million shares of common stock to be issued in the form of stock options, restricted stock units or other equity-based awards or cash-based awards. The 2019 Plan also provides for 1% annual increases to the number of shares of common stock available for issuance unless reduced by our Board of Directors.
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

Interim update for awards issued under the 2017 Plan
We recognized $26.9 million of stock-based compensation expense upon the completion of the IPO, which satisfied a performance condition for 0.9 million stock options. The expense recognized was equal to the grant date fair value for these awards.
Interim update for awards issued under the NuSil Plans
The value of a SAR is based on the value of NuSil LLC, a former owner of NuSil and one of our current investors, whose assets primarily consist of shares of our common stock. The IPO established a quoted price and an active market for our common stock, a level 1 fair value measurement. Expense related to our SARs is now remeasured quarterly at fair value based on movements in those quoted prices. At September 30, 2019, outstanding SARs had an aggregate intrinsic value of $28.2 million with no expiration. NuSil LLC is obligated to pay cash to the holders upon settlement of these awards. We do not have any funding obligations to SAR holders or NuSil LLC.
Each $1.00 increase (decrease) in the quoted price of our common stock will result in the recognition of an additional $1.9 million of stock-based compensation expense (benefit).

15.	Other income or expense, net
The following table presents the components of other income, net:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net foreign currency loss from financing activities	$(8.2)	$(3.4)	$(0.1)	$(0.2)
Income related to defined benefit plans	1.3	2.5	3.8	7.5
Other	(0.7)	—	(0.8)	(0.3)
Other (expense) income, net	$(7.6)	$(0.9)	$2.9	$7.0

16.	Income taxes
The following table presents the relationship between income tax expense or benefit and income or loss before income taxes:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Income tax (expense) benefit	$(15.2)	$33.4	$(23.4)	$33.9
Income (loss) before income taxes	37.3	1.1	(9.4)	(67.5)
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

The following table presents the gross amounts and fair values of debt instruments:

(in millions)	September 30, 2019		December 31, 2018
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$—	$—	$104.0	$104.0
Senior secured credit facilities:
Euro term loans	417.6	423.1	1,078.0	1,063.2
U.S. dollar term loans	742.7	749.6	1,838.9	1,786.0
4.75% secured notes	545.3	584.9	572.5	581.2
6% secured notes	1,500.0	1,610.0	1,500.0	1,467.8
9% unsecured notes	2,000.0	2,250.4	2,000.0	1,998.5
Other	67.3	67.3	69.5	69.5
Total	$5,272.9	$5,685.3	$7,162.9	$7,070.2
The gross amounts of debt instruments exclude unamortized deferred financing costs (see note 11). The fair values of debt instruments are based on standard pricing models that take into account the present value of future cash flows, and in some cases private trading data, which are Level 2 measurements.

18.	Leases
The following table presents lease assets and liabilities and their balance sheet classification:

(in millions)	Classification	September 30, 2019
Operating leases:
Lease assets	Other assets	$119.5
Current portion of liabilities	Other current liabilities	29.7
Liabilities, net of current portion	Other liabilities	96.7
Finance leases:
Lease assets	Property, plant and equipment, net	54.7
Current portion of liabilities	Current portion of debt	3.3
Liabilities, net of current portion	Debt, net of current portion	56.4
The following tables present information about lease expense:

(in millions)	Classification	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease expense	SG&A expenses	$12.7	$39.4
Finance lease expense	SG&A expenses	1.6	8.6
Total		$14.3	$48.0

Finance lease expense consists primarily of amortization of finance lease assets.

September 30, 2019
Weighted average remaining lease term, in years:
Operating leases	5.5
Finance leases	16.6
Weighted average discount rate:
Operating leases	5.8%
Finance leases	8.5%
The following table presents future payments due under leases reconciled to lease liabilities:

(in millions)	September 30, 2019
	Operating leases	Finance leases
Three months ending December 31, 2019	$10.3	$2.4
Year ending December 31,
2020	35.2	7.6
2021	30.2	6.6
2022	23.7	5.9
2023	20.2	5.4
Thereafter	32.8	92.7
Total undiscounted lease payments	152.4	120.6
Difference between undiscounted and discounted lease payments	(26.0)	(60.9)
Lease liabilities	$126.4	$59.7
The following table presents future minimum payments under operating leases:

(in millions)	December 31, 2018
2019	$44.2
2020	34.1
2021	29.2
2022	25.7
2023	20.9
Thereafter	58.9
Total minimum payments	$213.0

The following tables present supplemental disclosures of cash flow information:

(in millions)	Nine months ended September 30, 2019
Cash flows from operating activities:
Cash paid under operating leases	$33.4
Cash paid under finance leases	3.7
Cash flows from financing activities:
Cash paid under finance leases	4.1

19.	Related party disclosures
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
Goldman Sachs purchased shares of common stock in the IPO valued at $70.0 million. Goldman Sachs also received proceeds of $421.9 million upon the redemption of our series A preferred stock and from repayment of term loans held under our senior secured credit facilities. As of September 30, 2019, Goldman Sachs held $9.1 million of term loans under our senior secured credit facilities.
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
Basis of presentation
Pursuant to SEC regulations for interim reports, this discussion and analysis discloses material changes in our financial condition and results of operations since December 31, 2018, the end of the most recent annual period covered by our Registration Statement. Therefore, this discussion and analysis should be read in conjunction with “Summary—Summary Historical and Other Financial Data,” “Risk Factors,” Selected Condensed Historical Financial Data” and our audited consolidated financial statements and notes thereto, each included in the Registration Statement, and our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 — “Financial Statements.”
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
In the third quarter of 2019, we recorded net sales of $1,503.8 million, net income of $22.1 million and Adjusted EBITDA of $250.8 million. We also generated net sales growth of 0.6% compared to the same period in 2018. Please see “Reconciliations of non-GAAP financial measures.” for the definition of Adjusted EBITDA and reconciliation of this measure from net loss.
Factors and current trends affecting our business and results of operations
The following updates the factors and current trends disclosed in the Registration Statement. These updates could affect our performance and financial condition in future periods.
We completed an initial public offering
In the second quarter of 2019, we completed our IPO, resulting in net proceeds of $4,235.6 million after deducting underwriting discounts, commissions and other offering costs of $132.1 million.

The IPO resulted in the satisfaction of a performance condition for certain of our share-based compensation awards. This caused the immediate recognition of $26.9 million of share-based compensation expense during the second quarter of 2019.
We simplified our capital structure and reduced our balance sheet leverage
Proceeds from the IPO, supplemented by operating cash flows, enabled us to simplify our equity capitalization, reduce debt levels and lower the interest rates payable on outstanding indebtedness. These actions have reduced our interest expense and positively impacted our net operating cash flows and earnings, and will continue to do so in future periods.
We redeemed all of our outstanding series A preferred stock for $2,630.9 million using proceeds from the IPO. Furthermore, all shares of junior convertible preferred stock automatically converted into shares of our common stock. The redemption of series A preferred stock eliminated the accumulation of yield thereon, which has positively impacted our income available to common stockholders and will continue to do so in future periods.
We used the remaining net proceeds from the IPO to repay $1.6 billion of outstanding term loans. Enabled by this reduction in leverage, in the second quarter of 2019 amended our senior secured credit facilities to reduce the annual interest rate margins on our euro term loans by 0.50% and our U.S. dollar term loans by 0.75%, which has reduced our interest and will continue to do so in future periods.
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
The key indicators that we monitor are as follows:

•	Net sales, gross margin, operating income and net income or loss. These measures are discussed in the section entitled “Results of Operations;”

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

•
Management EBITDA, which is a non-GAAP measure discussed in the section entitled “Results of Operations.” Management EBITDA is used by our management to measure and evaluate the internal operating performance of our business segments. It is also the basis for calculating management incentive compensation programs. Management EBITDA is our Adjusted EBITDA further adjusted for other items that are not used to measure internal operating performance. We believe that this measurement is useful to investors as a way to analyze the underlying trends in our core business, including at the segment level, consistently across the periods presented and also to evaluate performance under management incentive compensation programs. Management EBITDA is also our segment reporting profitability measure under GAAP. A reconciliation of net loss, the most directly comparable GAAP financial measure, to Management EBITDA is included in “Reconciliations of non-GAAP financial measures;”

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
Net sales
Three months ended

(in millions)	Three months ended September 30,		Change	Reason for change
				Foreign currency impact	Organic factors
	2019	2018
Americas	$918.2	$912.9	$5.3	$(1.2)	$6.5
Europe	501.1	503.1	(2.0)	(24.7)	22.7
AMEA	84.5	78.2	6.3	(0.1)	6.4
Total	$1,503.8	$1,494.2	$9.6	$(26.0)	$35.6
Net sales increased $9.6 million (0.6%), which included a $26.0 million (1.8%) unfavorable foreign currency impact. Excluding the foreign currency impact, net sales increased $35.6 million (2.4%) reflecting both volume growth and improved pricing, offset by the non-recurrence of a discrete growth factor in the Americas in 2018, which adversely impacted global growth in the quarter by approximately 200 basis points.

In Americas, net sales increased $5.3 million (0.6%), reflecting price increases that were partially offset by lower volume and a $1.2 million (0.1%) unfavorable foreign currency impact. We estimate that the non-recurrence of the discrete growth factor in the education & government business described below reduced growth in the Americas by approximately 300 basis points. Additional information by end market is as follows:

•
Sales to biopharma, our largest customer group, grew in the mid-single digits. We gained new customers and experienced strong volume growth from customer spending on research and development as well as low double-digit growth in biopharma production.

•
We experienced mid single-digit contraction in healthcare due to a challenging comparison to the prior year which included low double-digit sales growth that did not repeat in 2019. This was partially offset by growth in chemicals and equipment & instrumentation.

•
We experienced mid single-digit contraction in education & government. There was a significant ramp up of production of customized inventory in the K-12 business in 2018 relating to a key customer win. In 2019, sales for this customer were lower and more heavily skewed to the second quarter. This was partially offset by improved performance in the remainder of the end market, including low single-digit growth from our four-year university customers.

•
Advanced technologies & applied materials was down low single-digits driven by high single-digit decreases from food and beverage, agriculture, semiconductor and chemical customers, reflecting market softness in the industrial sector. This was partially offset by growth in our aerospace & defense platforms.

In Europe, net sales were slightly down due to a $24.7 million (4.9%) unfavorable foreign currency impact. Excluding the foreign currency impact, net sales increased $22.7 million (4.5%) due in equal parts to price increases and volume growth. Equipment & instrumentation experienced contraction due to the macroeconomic slowdown in Europe, which we believe has caused customers to reduce capital spending. Additional information by end market is as follows:

•	We experienced high single-digit growth in biopharma due to broad-based growth across strategic customer accounts and new customer wins.

•
We experienced mid single-digit growth in healthcare due to strong sales of proprietary materials, which was partially offset by declines in sales of third-party consumables and equipment & instrumentation products.

•	We experienced low single-digit growth in education & government as new government project wins were partially offset by contraction in sales of equipment & instrumentation.

•
Advanced technologies & applied materials experienced low single-digit growth due to growth in third-party chemicals and consumables, which was partially offset by softness in equipment & instrumentation.

In AMEA, net sales increased $6.3 million (8.1%) due to volume growth in biopharma and advanced technologies & applied materials, our two largest end markets. Additional information by end market is as follows:

•
Biopharma experienced low double-digit growth driven by increased volume in lab products, primarily through sales of third party materials & consumables. This was partially offset by a decline in sales to biopharma production customers driven by challenging prior year comparisons and the timing of customer production campaigns. The decline in sales to biopharma production customers was partially offset by an increase in sales of single use offerings.

•
Advanced technologies & applied materials experienced mid single-digit growth driven by higher sales of third-party materials & consumables, which was partially offset by flat growth in electronic materials.

Nine months ended

(in millions)	Nine months ended September 30,		Change	Reason for change
				Foreign currency impact	Organic factors
	2019	2018
Americas	$2,701.0	$2,603.0	$98.0	$(7.2)	$105.2
Europe	1,561.8	1,559.3	2.5	(98.5)	101.0
AMEA	253.5	228.1	25.4	(3.9)	29.3
Total	$4,516.3	$4,390.4	$125.9	$(109.6)	$235.5
Net sales increased $125.9 million (2.9%), which included a $109.6 million (2.5%) unfavorable foreign currency impact. Excluding the foreign currency impact, net sales increased $235.5 million (5.4%) reflecting both volume growth and improved pricing.
In Americas, net sales increased $98.0 million (3.8%), reflecting organic growth of $105.2 million (4.1%) due to price increases and volume growth, which was partially offset by a $7.2 million (0.3%) unfavorable foreign currency impact. Additional information by end market is as follows:

•
Sales to biopharma, our largest customer group, grew in the high single-digits. We gained new customers and experienced strong volume growth from customer spending on research and development as well as high single-digit growth in biopharma production.

•	We experienced low single-digit contraction in healthcare due to a challenging comparison to the prior year which included low double-digit sales growth that did not repeat in 2019.

•
We experienced low single-digit growth in education & government due to growth in our four-year university segment, partially offset by a significant ramp up of production of customized inventory in the K-12 business in 2018 relating to a key customer win.

•
Advanced technologies & applied materials was down low single-digits driven by high single-digit decreases from food and beverage, agriculture and chemical customers, reflecting market softness in the industrial sector. This was partially offset by high single-digit growth in our aerospace & defense platforms.

In Europe, net sales increased $2.5 million (0.2%), despite an unfavorable foreign currency impact of $98.5 million (6.4%). Excluding the foreign currency impact, net sales grew $101.0 million (6.5%) due in equal parts to price increases and volume growth. Additional information by end market is as follows:

•	We experienced low double-digit growth in biopharma due to broad-based growth across strategic customer accounts, new customer wins and strong growth from specialty procurement.

•	We experienced low single-digit growth in healthcare due to sales of proprietary materials, which was partially offset by declines in sales of equipment & instrumentation products.

•	We experienced low single-digit growth in education & government as increased demand from this customer group was partially offset by the completion of large projects in the prior year.

•
Advanced technologies & applied materials experienced mid single-digit growth due to growth in chemicals and consumables, which was partially offset by softness in equipment & instrumentation. Growth was driven by new business wins and strong sales of proprietary advanced technology products.

In AMEA, net sales increased $25.4 million (11.1%) due to growth in biopharma and advanced technologies & applied materials, our two largest end markets, offset by a $3.9 million (1.7%) unfavorable foreign currency impact. Excluding the foreign currency impact, net sales grew $29.3 million (12.8%) due to volume growth. Additional information by end market is as follows:

•
Biopharma experienced over 25% growth driven by increased volume in lab products, primarily through sales of equipment & instrumentation. We also experienced an increase in sales to biopharma production customers, driven by sales of proprietary production chemicals and strong growth in single use offerings.

•	Advanced technologies & applied materials experienced high single-digit growth driven by growth in third-party materials & consumables sales.

Gross margin

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2019	2018		2019	2018
Gross margin	31.5%	32.0%	(50) bps	31.9%	31.6%	30 bps
Three months ended
The decrease in gross margin was primarily driven by 60 basis points of unfavorable product mix, reflecting the lower levels of K-12 and healthcare product sales previously discussed. We also experienced 50 basis points of contraction from unfavorable manufacturing variances and timing of vendor rebates. These factors were partially offset by 60 basis points of pricing improvements that were in excess of product cost inflation.
The global restructuring program contributed a total of $23.7 million to gross margin expansion and included improvements in pricing, product cost, footprint and lean operating practices.
Nine months ended
The increase in gross margin was primarily driven by 60 basis points of pricing improvements that were in excess of product cost inflation. We also experienced a 30 basis point favorable impact due to the absence of higher 2018 product costs from the step-up of VWR inventory in purchase accounting. These factors were partially offset by 60 basis points of unfavorable product mix, reflecting greater sales of our specialty procurement products and the lower levels of healthcare product sales previously discussed.
The global restructuring program contributed a total of $69.8 million to the gross margin increases noted above and included improvements in improved pricing, product cost, footprint and lean operating practices.
Operating income

(in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2019	2018		2019	2018
Gross profit	$474.0	$478.7	$(4.7)	$1,440.3	$1,387.0	$53.3
SG&A expenses	330.8	346.5	(15.7)	1,040.4	1,072.8	(32.4)
Operating income	$143.2	$132.2	$11.0	$399.9	$314.2	$85.7
Three months ended
Operating income increased primarily from a reduction in SG&A expenses, which was partially offset by the decrease in gross profit as previously described. SG&A expense decreased $15.7 million, the result of realized cost synergies from the global restructuring program, lower incentive compensation expense accruals, favorable foreign currency translation and lower share-based compensation expense. These decreases were partially offset by targeted investments in customer facing sales and marketing functions to support growth in AMEA, new supply chain facilities to better serve our markets in AMEA, research and development, incremental public company expenses and inflationary impacts.
Nine months ended
Operating income increased primarily from higher gross profit, as previously discussed, as well as a reduction of SG&A expenses. SG&A expenses decreased $32.4 million, the result of lower restructuring charges, realized cost synergies from the global restructuring program, favorable foreign currency translation and lower incentive compensation expense accruals. These decreases were partially offset by additional share-based compensation expense triggered by the completion of our IPO. Additionally, we made targeted investments in customer facing sales and marketing functions to support growth in AMEA, new supply chain facilities to better serve our markets in AMEA, research and development, incremental public company expenses and inflationary impacts.
Net income or loss

(in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2019	2018		2019	2018
Operating income	$143.2	$132.2	$11.0	$399.9	$314.2	$85.7
Interest expense	(98.3)	(130.2)	31.9	(342.0)	(388.7)	46.7
Loss on extinguishment of debt	—	—	—	(70.2)	—	(70.2)
Other (expense) income, net	(7.6)	(0.9)	(6.7)	2.9	7.0	(4.1)
Income tax (expense) benefit	(15.2)	33.4	(48.6)	(23.4)	33.9	(57.3)
Net income (loss)	$22.1	$34.5	$(12.4)	$(32.8)	$(33.6)	$0.8
Three months ended
Net income decreased primarily due to higher income tax expense. In the third quarter of 2018, we reduced the provisional reserve relating to the 2017 U.S. tax reform that was recorded in the fourth quarter of 2017 by $48.8 million. This benefit did not reoccur in 2019. This was partially offset by the growth in operating income, as previously discussed, and a reduction of interest expense following the application of IPO proceeds and operating cash flows to pay down debt and the interest rate margin reductions from the repricing of our term loans.
Nine months ended
Net loss was relatively flat. We experienced growth in operating income, as previously discussed, and a reduction of interest expense due to the application of IPO proceeds and operating cash flows to our debt and the interest rate margin reductions from the repricing of our term loans. This was substantially offset by the $70.2 million non-cash loss on extinguishment of debt which was paid down in conjunction with the IPO, and an increase in income tax expense relating to our accounting for the 2017 U.S. tax reform, as discussed above.
Adjusted EBITDA and Management EBITDA
For a reconciliation of Adjusted EBITDA and Management EBITDA to the most directly comparable measure under GAAP, see “Reconciliations of Non-GAAP Financial Measures.”

(in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2019	2018		2019	2018
Adjusted EBITDA	$250.8	$254.9	$(4.1)	$767.6	$709.6	$58.0
Management EBITDA:
Americas	$187.7	$181.9	$5.8	$560.4	$483.8	$76.6
Europe	85.1	85.0	0.1	261.6	253.3	8.3
AMEA	16.9	18.9	(2.0)	53.4	54.7	(1.3)
Corporate	(20.5)	(17.6)	(2.9)	(53.9)	(48.8)	(5.1)
Total	$269.2	$268.2	$1.0	$821.5	$743.0	$78.5
Three months ended
Adjusted EBITDA decreased $4.1 million (1.6%), including an unfavorable foreign currency impact of $3.6 million (1.4%). Excluding the foreign currency impact, Adjusted EBITDA was flat. While we had excellent performance on pricing improvements that were in excess of product cost inflation and realized productivity and VWR integration synergies that continue to provide value, these benefits were offset by an adverse sales mix, additional growth investments and unfavorable manufacturing variances.
In the Americas, the moderate growth in Management EBITDA was driven by modest sales growth and stable gross margin as strong growth in biopharma was tempered by the lower levels of education & government and proprietary healthcare materials sales, as described above. SG&A savings were driven by synergies generated from our global restructuring program.
In Europe, Management EBITDA was flat driven by offsetting factors. Growth was driven by gross margin expansion from favorable product mix due to strong sales of proprietary healthcare materials and also lower sales of equipment & instrumentation. Growth in Management EBITDA also reflected SG&A savings primarily related to headcount reduction, workforce and facility footprint optimization and general cost controls. These factors were substantially offset by timing of supplier rebates and unfavorable foreign currency transaction and translation impacts.
In AMEA, management EBITDA was favorably impacted by an increase in gross profit driven by sales growth, however, this was more than offset by an increase to SG&A expenses due to targeted investments in customer facing sales and marketing functions to support the growth in this strategic region and new supply chain facilities to better serve our markets.

In Corporate, the decrease to management EBITDA was primarily related to increases in branding costs as a result of our IPO and investments into our global business center as we continue to grow our offshore capabilities.
Nine months ended
Adjusted EBITDA increased $58.0 million (8.2%), including an unfavorable foreign currency translation impact of $15.7 million (2.2%). Excluding the foreign currency impact, Adjusted EBITDA grew $73.7 million (10.4%) due to pricing improvements that were in excess of product cost inflation and realized productivity and VWR integration synergies. These benefits were partially offset by an adverse sales mix, additional growth investments, unfavorable manufacturing variances and additional stock-based compensation expense resulting from our IPO.
In the Americas, the strong growth in Management EBITDA was driven by our mid single-digit sales growth and gross margin expansion which was partially offset by unfavorable mix driven by lower sales of our proprietary healthcare materials. SG&A savings of $11.0 million were driven by synergies generated from our global restructuring program.
In Europe, the growth in Management EBITDA was driven by gross margin expansion, which was offset by unfavorable product mix driven by growth in specialty procurement sales. Management EBITDA also reflected SG&A savings primarily related to headcount reduction, workforce and facility footprint optimization and general cost controls. These factors were substantially offset by unfavorable foreign currency transaction and translation impacts.
In AMEA, management EBITDA was favorably impacted by an increase in gross profit driven by sales growth, however, this was more than offset by an increase to SG&A expenses due to targeted investments in customer facing sales and marketing functions to support the growth in this strategic region and new supply chain facilities to better serve our markets.
In Corporate, the decrease to management EBITDA was primarily related to increases in branding costs as a result of our IPO and investments into our global business center as we continue to grow our offshore capabilities.

Reconciliations of Non-GAAP financial measures
The following table presents the reconciliation of net loss to non-GAAP measures:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$22.1	$34.5	$(32.8)	$(33.6)
Interest expense	98.3	130.2	342.0	388.7
Income tax expense (benefit)	15.2	(33.4)	23.4	(33.9)
Depreciation and amortization	100.3	101.3	301.6	303.5
Loss on extinguishment of debt	—	—	70.2	—
Other share-based compensation (benefit) expense	(9.2)	—	33.5	—
Net foreign currency loss from financing activities	8.2	3.4	0.1	0.2
Restructuring and severance charges	13.4	16.7	19.8	57.1
Purchase accounting adjustments	(3.1)	(4.1)	(7.2)	2.8
VWR transaction and integration expenses	5.4	5.1	16.8	19.4
Other transaction and integration expenses	0.2	1.2	0.2	5.4
Adjusted EBITDA	250.8	254.9	767.6	709.6
Business performance improvement programs	0.4	3.1	2.2	6.4
Ongoing share-based compensation expense	10.9	5.8	23.9	14.5
Write-offs of working capital and other assets	5.5	0.2	19.9	0.2
Long-term incentive plan	0.5	2.7	5.1	8.1
Other	1.1	1.5	2.8	4.2
Management EBITDA	$269.2	$268.2	$821.5	$743.0
Liquidity and Capital Resources
We fund short-term cash requirements primarily from operating cash flows and unused availability under our credit facilities. Most of our long-term financing is from indebtedness.
We believe that cash generated from operations, together with available liquidity under our credit facilities, will be adequate to meet our current and expected needs for cash prior to the maturity of our debt, although no assurances can be given in this regard.

Liquidity
The following table presents our primary sources of liquidity:

(in millions)	September 30, 2019
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Current availability	$250.0	$250.0	$500.0
Undrawn letters of credit outstanding	(12.5)	(15.3)	(27.8)
Outstanding borrowings	—	—	—
Unused availability	$237.5	$234.7	$472.2
Cash and cash equivalents			173.9
Total liquidity			$646.1
Our liquidity needs change daily. We manage liquidity needs by utilizing our credit line availability and also by monitoring working capital levels. Some of our credit line availability also depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our daily liquidity needs. As of September 30, 2019, we were in compliance with all of our debt covenants, and no event of default had occurred or was ongoing.
At September 30, 2019, $130.1 million of our $173.9 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.
Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Nine months ended September 30,		Change
	2019	2018
Operating activities:
Working capital changes	$(120.9)	$(86.2)	$(34.7)
All other	387.9	216.8	171.1
Total	267.0	130.6	136.4
Investing activities:
Capital expenditures	(39.5)	(32.3)	(7.2)
All other	8.8	9.1	(0.3)
Total	(30.7)	(23.2)	(7.5)
Financing activities	(240.4)	(115.9)	(124.5)

Cash flows from operating activities increased $136.4 million in 2019 primarily due to an increase of operating income and a reduction in cash for paid interest. This was partially offset by growth in working capital and an increase in cash paid for taxes.
Investing activities used $7.5 million of additional cash in 2019, reflecting a fairly consistent capital spending trend.
Financing activities used $124.5 million of additional cash in 2019 due to significant offsetting factors. The $2,630.9 million redemption of our series A preferred stock and $1,825.4 million repayment of debt was substantially funded by $4,235.6 million of IPO proceeds.
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
For disclosures about market risk, please see “Quantitative and Qualitative Disclosures About Market Risk” in our Registration Statement. Except as described below, as of September 30, 2019, there have been no material changes to our disclosures about market risk in the Registration Statement.
Interest rate risk
At September 30, 2019, we had borrowings of $1.3 billion under our senior secured credit facilities and our receivables facility. Borrowings under these facilities bear interest at variable rates based on prevailing LIBOR and EURIBOR rates in the financial markets. Changes to those market rates affect both the amount of cash we pay for interest and our reported interest expense. Our euro term loans include a zero percent floor on EURIBOR, which has been negative, so the floor provides a partial hedge of our variable interest rate risk on that loan. At September 30, 2019, a 100 basis point increase to the applicable variable rates of interest would have increased the amount of interest by $0.4 million per annum.
Remeasurement of foreign currency transactions
In July 2019, we completed an intercompany recapitalization that is intended to mitigate substantially all of our net euro financing. We still expect to experience gains and losses related to other currencies whose effect has not historically been material to our earnings.

Item 4.	Controls and Procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In April 2018 the EPA notified us of potential liabilities under the Toxic Substances Control Act and the Emergency Planning and Community Right to Know Act that were identified in March 2017 and June 2017 inspections of our Phillipsburg, New Jersey facility. The alleged violations relate to our failure to timely file reports regarding the Phillipsburg facility. We have also become aware of additional potential liabilities under the Toxic Substances Control Act relating to failure to timely file reports regarding the Paris, Kentucky facility, and relating to export shipments of elemental mercury, which we have voluntarily disclosed to the EPA. We have taken steps to correct these errors and have filed amended reports. The EPA has proposed total civil penalties of $1.5 million relating to these issues. While we are cooperating with the EPA and pursuing a negotiated resolution, we cannot predict with certainty the amount of penalties that may ultimately be imposed.
For additional information regarding legal proceedings and matters, see note 10 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements,” which information is incorporated into this item by reference.

Item 1A.	Risk Factors
For a discussion of potential risks or uncertainties, please see “Risk Factors” in our Registration Statement. There have been no material changes to the risk factors disclosed in our Registration Statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities
During the three months ended September 30, 2019, we issued an aggregate of 2.7 million shares of common stock to warrant holders who exercised outstanding warrants pursuant to the warrants' cash exercise mechanism. The cash proceeds received from the exercises was not material.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Method of Filing
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101	XBRL exhibits	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avantor, Inc.

Date: November 5, 2019	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)