Form 10-Q
period 2020-03-31
Avantor, Inc.
filed 2020-04-29
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On April 21, 2020, 574,929,861 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended March 31, 2020

i

Glossary

Description
we, us, our	Avantor, Inc. and its subsidiaries
2019 Plan	the Avantor, Inc. 2019 Equity Incentive Plan, a stock-based compensation plan
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Annual Report	our annual report on Form 10-K for the year ended December 31, 2019
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
cGMP	Current Good Manufacturing Practice
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
GAAP	United States generally accepted accounting principles
high single-digit	7 - 9%
LIBOR	the basic rate of interest used in lending between banks on the London interbank market
low double-digit	10 - 19%
low single-digit	1 - 3%
MCPS	6.250% Series A Mandatory Convertible Preferred Stock
mid single-digit	4 - 6%
RSU	restricted stock unit
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
Specialty procurement	Product sales related to customer procurement services
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

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
In the first quarter of 2020, we updated our risk factors to reflect new developments in the scale and scope of the new global coronavirus pandemic under Part II, Item 1A, “Risk Factors.” You should also understand that the following important factors, in addition to those discussed under “Risk Factors” in our Annual Report, as such risk factors may be updated from time to time in our periodic filings with the SEC and in this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	disruptions to our operations;

•	competition from other industry providers;

•	our ability to implement our growth strategy;

•	our ability to anticipate and respond to changing industry trends;

•	adverse trends in consumer, business, and government spending;

•	our dependence on sole or limited sources for some essential materials and components;

•	our ability to successfully value and integrate acquired businesses;

•	our products’ satisfaction of applicable quality criteria, specifications and performance standards;

•	our ability to maintain our relationships with key customers;

•	our ability to maintain our relationships with distributors;

•	our ability to maintain consistent purchase volumes under purchase orders;

•	our ability to maintain and develop relationships with drug manufacturers and contract manufacturing organizations;

•	the impact of new laws, regulations, or other industry standards;

•	changes in the interest rate environment that increase interest on our borrowings;

•	adverse impacts from currency exchange rates or currency controls imposed by any government in major areas where we operate or otherwise;

•	our ability to implement and improve processing systems and prevent a compromise of our information systems;

•	our ability to protect our intellectual property and avoid third-party infringement claims;

•	exposure to product liability and other claims in the ordinary course of business;

•	our ability to develop new products responsive to the markets we serve;

•	the availability of raw materials;

•	our ability to avoid negative outcomes related to the use of chemicals;

•	our ability to maintain highly skilled employees;

•	adverse impact of impairment charges on our goodwill and other intangible assets;

•	fluctuations and uncertainties related to doing business outside the United States;

•	our ability to obtain and maintain required regulatory clearances or approvals may constrain the commercialization of submitted products;

•	our ability to comply with environmental, health and safety laws and regulations, or the impact of any liability or obligation imposed under such laws or regulations;

•	our indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt or contractual obligations;

•	our ability to generate sufficient cash flows or access sufficient additional capital to meet our debt obligations or to fund our other liquidity needs; and

•	our ability to maintain an adequate system of internal control over financial reporting.
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

v

PART I — FINANCIAL INFORMATION

Item 1.	Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$346.3	$186.7
Accounts receivable, net of allowances of $24.6 and $18.6	1,041.1	988.8
Inventory	686.1	711.2
Other current assets	123.1	134.8
Total current assets	2,196.6	2,021.5
Property, plant and equipment, net of accumulated depreciation of $321.3 and $307.8	556.0	557.0
Other intangible assets, net (see note 8)	4,097.7	4,220.2
Goodwill	2,736.4	2,769.4
Other assets	199.5	205.2
Total assets	$9,786.2	$9,773.3
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$14.3	$93.5
Accounts payable	610.9	560.2
Employee-related liabilities	114.0	114.3
Accrued interest	135.0	74.2
Other current liabilities	252.4	232.3
Total current liabilities	1,126.6	1,074.5
Debt, net of current portion	5,040.4	5,023.0
Deferred income tax liabilities	767.4	785.4
Other liabilities	411.7	428.2
Total liabilities	7,346.1	7,311.1
Commitments and contingencies, see note 10
Stockholders’ equity:
MCPS including paid-in capital, 20.7 shares outstanding	1,003.7	1,003.7
Common stock including paid-in capital, 574.9 and 572.8 shares outstanding	1,748.0	1,748.1
Accumulated deficit	(158.3)	(203.7)
Accumulated other comprehensive loss	(153.3)	(85.9)
Total stockholders’ equity	2,440.1	2,462.2
Total liabilities and stockholders’ equity	$9,786.2	$9,773.3

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended March 31,
	2020	2019
Net sales	$1,519.0	$1,480.1
Cost of sales	1,017.1	1,004.9
Gross profit	501.9	475.2
Selling, general and administrative expenses	343.5	337.6
Operating income	158.4	137.6
Interest expense	(94.5)	(128.6)
Other income (expense), net	0.8	(5.1)
Income before income taxes	64.7	3.9
Income tax expense	(17.7)	(10.1)
Net income (loss)	47.0	(6.2)
Accumulation of yield on preferred stock	(16.1)	(71.8)
Net income (loss) available to common stockholders	$30.9	$(78.0)

Earnings (loss) per share:
Basic	$0.05	$(0.59)
Diluted	$0.05	$(0.59)
Weighted average shares outstanding:
Basic	573.7	132.8
Diluted	581.3	132.8

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended March 31,
	2020	2019
Net income (loss)	$47.0	$(6.2)
Other comprehensive loss:
Foreign currency translation — unrealized loss	(68.8)	(8.9)
Derivative instruments:
Unrealized gain (loss)	1.6	(0.3)
Reclassification of gain into earnings	(0.1)	(0.3)
Defined benefit plans:
Unrealized gain (loss)	0.4	(0.1)
Reclassification of gain into earnings	(0.1)	(0.2)
Other comprehensive loss before income taxes	(67.0)	(9.8)
Income tax effect	(0.4)	0.2
Other comprehensive loss	(67.4)	(9.6)
Comprehensive loss	$(20.4)	$(15.8)

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity or deficit

(in millions)	Stockholders’ equity (deficit)
	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated deficit	AOCI		Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	20.7	$1,003.7	572.8	$1,748.1	$(203.7)	$(85.9)		$2,462.2
Cumulative effect of adopting new accounting standard	—	—	—	—	(1.6)	—	—	(1.6)
Comprehensive income (loss)	—	—	—	—	47.0	(67.4)		(20.4)
Stock-based compensation expense	—	—	—	9.2	—	—		9.2
Accumulation of yield on preferred stock	—	—	—	(16.1)	—	—		(16.1)
Exercise of stock options	—	—	2.1	6.8	—	—		6.8
Balance at March 31, 2020	20.7	$1,003.7	574.9	$1,748.0	$(158.3)	$(153.3)		$2,440.1

Balance at December 31, 2018	—	$—	132.8	$(2,746.8)	$(238.4)	$(66.5)		$(3,051.7)
Cumulative effect of adopting new accounting standard	—	—	—	—	(3.1)	—		(3.1)
Comprehensive loss	—	—	—	—	(6.2)	(9.6)		(15.8)
Stock-based compensation expense	—	—	—	4.0	—	—		4.0
Accumulation of yield on preferred stock	—	—	—	(71.8)	—	—		(71.8)
Balance at March 31, 2019	—	$—	132.8	$(2,814.6)	$(247.7)	$(76.1)		$(3,138.4)

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$47.0	$(6.2)
Reconciling adjustments:
Depreciation and amortization	96.5	98.3
Stock-based compensation expense	8.4	4.8
Provision for accounts receivable and inventory	13.6	7.7
Deferred income tax benefit	(4.2)	(21.5)
Amortization of deferred financing costs	6.9	10.4
Foreign currency remeasurement loss	6.7	7.2
Changes in assets and liabilities:
Accounts receivable	(80.1)	(54.2)
Inventory	5.3	(41.2)
Accounts payable	67.0	5.4
Accrued interest	60.8	59.7
Other assets and liabilities	24.5	5.5
Other, net	0.7	(0.9)
Net cash provided by operating activities	253.1	75.0
Cash flows from investing activities:
Capital expenditures	(12.6)	(12.4)
Other	0.7	4.5
Net cash used in investing activities	(11.9)	(7.9)
Cash flows from financing activities:
Debt borrowings	—	3.6
Debt repayments	(63.8)	(109.7)
Payments of dividends on preferred stock	(16.1)	—
Other	6.8	—
Net cash used in financing activities	(73.1)	(106.1)
Effect of currency rate changes on cash	(8.5)	(1.8)
Net change in cash and cash equivalents	159.6	(40.8)
Cash, cash equivalents and restricted cash, beginning of period	189.3	187.7
Cash, cash equivalents and restricted cash, end of period	$348.9	$146.9

See accompanying notes to the unaudited condensed consolidated financial statements.

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
We believe that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report. Those audited consolidated financial statements include a summary of our significant accounting policies, updates to which are included in note 2.
Principles of consolidation
All intercompany balances and transactions have been eliminated from the financial statements.
Reclassifications
In 2019, we changed our presentation of disaggregated net sales (see note 5) to depict the product line categories that are regularly used by management. Product sales associated with our service offerings, referred to as specialty procurement, have been reclassified from third party materials & consumables and combined with net sales from services into the services & specialty procurement product line for all periods presented.
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported throughout the financial statements. Actual results could differ from those estimates.
Global coronavirus outbreak
The ongoing coronavirus outbreak known as COVID-19 has adversely affected global economies, financial markets and the overall environment in which we do business, and the extent to which it may impact our future results of operations and overall financial performance remains uncertain. We will continue to monitor for developments as the outbreak continues.

2.	Summary of significant accounting policies
Interim update to segment reporting policy
Effective as of and for the quarter ended March 31, 2020, our Chief Executive Officer, who is our chief operating decision maker, changed the measure he uses to evaluate segment profitability from Management EBITDA to Adjusted EBITDA. All disclosures relating to segment profitability, including those for comparative periods, have been revised as a result of this change.

3.	New accounting standards
New tax standard
In December 2019, the FASB issued a new standard to simplify the accounting for income taxes by removing certain exceptions to the existing guidance and also providing for additional clarification. This standard encompasses multiple amendments, and requires adoption either retrospectively, prospectively, or using a modified retrospective approach, depending on the amendment. For the amendments in which we are given the choice between adopting retrospectively or on a modified retrospective basis, we expect to adopt on a modified retrospective basis. All other amendments will be adopted using the method prescribed by the standard. The standard is effective on January 1, 2021 and we are currently evaluating its impact.
New credit losses standard
In June 2016, the FASB issued a new standard that modifies the recognition of credit losses related to financial assets. Under the new standard, an entity must measure and record its total expected credit losses, rather than recording such losses when it is probable that they have occurred, as was required under the previous standard. We adopted the new guidance on January 1, 2020 using a modified retrospective approach applied to our portfolio of trade receivables as of that date. On the adoption date, we (i) recorded a $1.6 million cumulative effect adjustment to increase accumulated deficit, (ii) increased our allowance for credit losses to accounts receivable by $2.2 million, and (iii) recognized a $0.6 million reduction to deferred income tax liabilities.
Other
There were no other new accounting standards that we expect to have a material impact to our financial position or results of operations upon adoption.

4.	Earnings or loss per share
The following table presents the reconciliation of basic and diluted earnings per share for the three months ended March 31, 2020:

(in millions, except per share data)	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$30.9	573.7	$0.05
Dilutive effect of stock-based awards	—	7.6
Diluted	$30.9	$581.3	$0.05
For the three months ended March 31, 2020, diluted earnings per share included accumulation of yield on preferred stock of $16.1 million and excluded 73.9 million of common stock equivalents under the MCPS because they were anti-dilutive to the calculation.
For the three months ended March 31, 2019, basic and diluted loss per share calculations were the same because we reported a net loss available to common stockholders. Stock options for 21.0 million shares of common stock were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

5.	Segment financial information
We report based on three geographic segments based on customer location: Americas, Europe and AMEA. Each segment manufactures and distributes solutions for the biopharmaceutical, healthcare, education & government and advanced technologies & applied materials industries. Corporate costs are managed on a standalone basis and not allocated to segments.

The following table presents information by reportable segment:

(in millions)	Three months ended March 31,
	2020	2019
Net sales:
Americas	$899.1	$857.3
Europe	544.0	542.1
AMEA	75.9	80.7
Total	$1,519.0	$1,480.1
Adjusted EBITDA:
Americas	$190.0	$166.3
Europe	91.7	89.7
AMEA	13.4	18.5
Corporate	(32.3)	(26.5)
Total	$262.8	$248.0
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.
The following table presents the reconciliation of Adjusted EBITDA from net income or loss, the nearest measurement under GAAP:

(in millions)	Three months ended March 31,
	2020	2019
Net income (loss)	$47.0	$(6.2)
Interest expense	94.5	128.6
Income tax expense	17.7	10.1
Depreciation and amortization	96.5	98.3
Net foreign currency loss from financing activities	1.6	6.2
Restructuring and severance charges	1.2	5.5
VWR transaction, integration and planning expenses	3.6	6.3
Other	0.7	(0.8)
Adjusted EBITDA	$262.8	$248.0

The following table presents net sales by product line:

(in millions)	Three months ended March 31,
	2020	2019
Proprietary materials & consumables	$533.1	$487.7
Third party materials & consumables	604.6	605.2
Services & specialty procurement	178.0	168.4
Equipment & instrumentation	203.3	218.8
Total	$1,519.0	$1,480.1

6.	Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash flow information:

(in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$346.3	$186.7
Restricted cash classified as other assets	2.6	2.6
Total	$348.9	$189.3

(in millions)	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Cash paid for income taxes, net	$12.2	$19.7
Cash paid for interest	27.2	58.6
Cash paid under operating leases	10.0	13.5
Cash paid under finance leases	1.3	1.1
Cash flows from financing activities:
Cash paid under finance leases	1.1	1.4

7.	Inventory
The following table presents the components of inventory:

(in millions)	March 31, 2020	December 31, 2019
Merchandise inventory	$411.3	$445.2
Finished goods	112.4	104.4
Raw materials	123.3	125.1
Work in process	39.1	36.5
Total	$686.1	$711.2

8.	Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	March 31, 2020			December 31, 2019
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$4,499.6	$692.4	$3,807.2	$4,547.7	$641.3	$3,906.4
VWR trade name	261.1	136.1	125.0	264.3	123.3	141.0
Other	180.4	107.2	73.2	182.8	102.3	80.5
Total finite-lived	$4,941.1	$935.7	4,005.4	$4,994.8	$866.9	4,127.9
Indefinite-lived			92.3			92.3
Total			$4,097.7			$4,220.2

9.	Restructuring and severance
The following table presents restructuring and severance charges by plan:

(in millions)	Three months ended March 31,
	2020	2019
2017 restructuring program	$1.2	$5.1
Other	—	0.4
Total	$1.2	$5.5
During the first quarter of 2020, there were no material updates to our liabilities or expense under the 2017 restructuring program.

10.	Commitments and contingencies
Our business involves commitments and contingencies related to compliance with environmental laws and regulations, the manufacture and sale of products and litigation. The ultimate resolution of contingencies is subject to significant uncertainty, and it is reasonably possible that we will experience adverse outcomes related to these matters.
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
Other noteworthy matters
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. This matter is covered by the indemnification arrangement previously described. At March 31, 2020, our accrued obligation under this order is $4.1 million, which is calculated based on expected cash payments discounted at rates ranging from 0.1% in 2020 to 1.3% in 2045. The undiscounted amount of that obligation is $4.5 million.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At March 31, 2020, our balance sheet includes a liability of $3.3 million for remediation and monitoring costs. That liability is estimated primarily on expected remediation payments discounted through 2020 and is not materially different than its undiscounted amount.
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
Litigation
At March 31, 2020, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

11.	Debt
In the first quarter of 2020, we entered into a new receivables facility as described further below. The new receivables facility replaces our previous facility, which was set to expire on November 20, 2020. We also amended our senior secured credit facilities. The amendment reduced the annual interest rate margins on our term loans by 0.75%. The cost to complete the amendment was not material.

The following table presents information about our debt:

(dollars in millions)	March 31, 2020			December 31, 2019
	Interest terms	Rate	Amount
Receivables facility	LIBOR plus 0.90%	1.89%	$—	$55.5
Senior secured credit facilities:
Euro term loans	EURIBOR plus 2.50%	2.50%	383.3	391.8
U.S. dollar term loans	LIBOR plus 2.25%	3.85%	675.5	677.2
4.75% secured notes	fixed rate	4.75%	550.4	561.2
6% secured notes	fixed rate	6.00%	1,500.0	1,500.0
9% unsecured notes	fixed rate	9.00%	2,000.0	2,000.0
Finance lease liabilities			71.9	59.2
Other			0.1	4.5
Total debt, gross			5,181.2	5,249.4
Less: unamortized deferred financing costs			(126.5)	(132.9)
Total debt			$5,054.7	$5,116.5
Classification on balance sheets:
Current portion of debt			$14.3	$93.5
Debt, net of current portion			5,040.4	5,023.0
Credit facilities
The following table presents availability under our credit facilities:

(in millions)	March 31, 2020
	Receivables facility	Revolving credit facility	Total
Current availability	$300.0	$250.0	$550.0
Undrawn letters of credit outstanding	(12.9)	(1.6)	(14.5)
Outstanding borrowings	—	—	—
Unused availability	$287.1	$248.4	$535.5

Maximum availability	$300.0	$250.0	$550.0
Current availability under the receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. At March 31, 2020, $470.4 million of accounts receivable were available as collateral under the facility.
Receivables facility
The receivables facility is with a commercial bank, functions like a line of credit and matures on March 27, 2023. Borrowings are secured by accounts receivable which are sold by certain of our domestic subsidiaries to a special-purpose consolidated subsidiary. As a result, those receivables are not available to satisfy the claims of other creditors. We bear the risk of collection on those receivables and account for the receivables facility as a secured borrowing.
Debt covenants
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. When applicable, we may not have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined. We were in compliance with this covenant at March 31, 2020.

12.	Accumulated other comprehensive income or loss
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at December 31, 2019	$(62.3)	$(0.5)	$(23.1)	$(85.9)
Unrealized (loss) gain	(68.8)	1.6	0.4	(66.8)
Reclassification of gain into earnings	—	(0.1)	(0.1)	(0.2)
Income tax effect	—	(0.4)	—	(0.4)
Balance at March 31, 2020	$(131.1)	$0.6	$(22.8)	$(153.3)

Balance at December 31, 2018	$(59.0)	$1.1	$(8.6)	$(66.5)
Unrealized loss	(8.9)	(0.3)	(0.1)	(9.3)
Reclassification of gain into earnings	—	(0.3)	(0.2)	(0.5)
Income tax effect	—	0.2	—	0.2
Balance at March 31, 2019	$(67.9)	$0.7	$(8.9)	$(76.1)
The reclassifications and income tax effects shown above were immaterial to the financial statements. The reclassifications were made to either cost of sales or SG&A expenses depending upon the nature of the underlying transaction.

13.	Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Three months ended March 31,
		2020	2019
Stock options	Equity	$3.9	$3.8
RSUs	Equity	4.9	0.2
Optionholder awards	Liability	0.3	0.8
Other	Both	(0.7)	—
Total		$8.4	$4.8
Balance sheet classification:
Equity		$9.2	$4.0
Liability		(0.8)	0.8
At March 31, 2020, unvested awards under the 2019 Plan have remaining stock-based compensation expense of $113.1 million to be recognized over a weighted average period of 2.0 years.
At March 31, 2020, 11.2 million shares were available for future issuance under the 2019 Plan.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance on December 31, 2019	22.7	$15.04
Granted	4.8	17.55
Exercised	(2.1)	3.32
Forfeited	(0.4)	17.79
Balance on March 31, 2020	25.0	16.44	$49.6	7.5 years
Expected to vest	11.4	18.14	0.2	9.1 years
Exercisable	13.6	15.03	49.4	6.1 years
In the first quarter of 2020, we granted stock options that have a 10-year contractual life and will vest annually over three to four years, subject to the recipient continuously providing service to us through each such date.

The following table presents weighted-average information about stock options granted:

Three months ended March 31, 2020
Grant date fair value per option	$5.41
Assumptions used to determine grant date fair value:
Expected stock price volatility	28%
Risk free interest rate	1.4%
Expected dividend rate	nil
Expected life of options	6.2 years
The following table presents other information about stock options:

(in millions)	Three months ended March 31, 2020
Fair value of options vested	$0.7
Intrinsic value of options exercised	27.5
Tax benefit of options exercised	7.1
RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance on December 31, 2019	5.2	$13.97
Granted	1.3	17.40
Forfeited	(0.3)	13.45
Balance on March 31, 2020	6.2	14.73
In the first quarter of 2020, we granted restricted stock units that will vest annually over three to four years, subject to the recipient continuously providing service to us through each such date.

14.	Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended March 31,
	2020	2019
Net foreign currency loss from financing activities	$(1.6)	$(6.2)
Income related to defined benefit plans	2.3	1.3
Other	0.1	(0.2)
Other income (expense), net	$0.8	$(5.1)

15.	Income taxes
The following table presents the relationship between income tax expense or benefit and income or loss before income taxes:

(in millions)	Three months ended March 31,
	2020	2019
Income tax expense	$(17.7)	$(10.1)
Income before income taxes	64.7	3.9
Income tax expense or benefit in the quarter is based upon the estimated income or loss for the full year. The composition of the income or loss in different countries and adjustments, if any, in the applicable quarterly periods influences our expense or benefit.
The relationship between pretax income or loss and income tax expense or benefit is greatly affected by the impact of losses for which we cannot claim a tax benefit, non-deductible expenses, and other items that increase tax expense without a relationship to income, such as withholding taxes and changes with respect to uncertain tax positions. Our effective tax rate decreased from the prior period as a result of higher operating income as well as lower charges related to valuation allowances.

16.	Financial instruments and fair value measurements
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt.
Assets and liabilities for which fair value is only disclosed
The carrying amount of cash and cash equivalents was the same as its fair value and is a Level 1 measurement. The carrying amounts for trade accounts receivable and accounts payable approximated fair value due to their short-term nature and are Level 2 measurements.

The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	March 31, 2020		December 31, 2019
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$—	$—	$55.5	$55.5
Senior secured credit facilities:
Euro term loans	383.3	354.8	391.8	397.4
U.S. dollar term loans	675.5	578.8	677.2	685.2
4.75% secured notes	550.4	528.9	561.2	599.7
6% secured notes	1,500.0	1,567.9	1,500.0	1,603.2
9% unsecured notes	2,000.0	2,119.7	2,000.0	2,241.7
Finance lease liabilities	71.9	71.9	59.2	59.2
Other	0.1	0.1	4.5	4.5
Total	$5,181.2	$5,222.1	$5,249.4	$5,646.4
The fair values of debt instruments are based on standard pricing models that take into account the present value of future cash flows, and in some cases private trading data, which are level 2 measurements.

Item 2.	Management’s discussion and analysis of financial condition and results of operations
In addition to historical financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our results may differ materially from those contained in or implied by any forward-looking statements. You should carefully read “Cautionary factors regarding forward-looking statements” for additional information. Also, please refer to the “Factors and current trends affecting our business and results of operations” for discussion concerning the ongoing coronavirus outbreak known as COVID-19.
Basis of presentation
Pursuant to SEC rules for reports covering interim periods, we have prepared this discussion and analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2019, the date of our Annual Report. Therefore, we encourage you to read this discussion and analysis in conjunction with the Annual Report.
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
In the first quarter of 2020, we recorded net sales of $1,519.0 million, net income of $47.0 million and Adjusted EBITDA of $262.8 million. We also generated net sales growth of 2.6% and organic net sales growth of 4.1% compared to the same period in 2019. See “Reconciliations of non-GAAP measures” for a reconciliation of net income to Adjusted EBITDA and “Results of operations” for a reconciliation of net sales growth to organic net sales growth.
Factors and current trends affecting our business and results of operations
The following updates the factors and current trends disclosed in the Annual Report. These updates could affect our performance and financial condition in future periods.
Our results are being impacted by the ongoing global coronavirus outbreak
The COVID-19 pandemic has adversely affected global economies, financial markets and the overall environment in which we do business as further described in Part II, Item 1A, “Risk Factors.” The outbreak had a mixed impact on first quarter results in our three regions as described further in the “Results of operations” section.
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

•
Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP measures discussed in the section entitled “Results of Operations.” Adjusted EBITDA is used by investors to measure and evaluate our operating performance exclusive of interest expense, income tax expense, depreciation, amortization and certain other adjustments. Adjusted EBITDA margin is Adjusted EBITDA divided by net sales as determined under GAAP. We believe that these measurements are useful to investors as a way to analyze the underlying trends in our core business consistently across the periods presented. This measurement is used by our management for the same reason. A reconciliation of net income or loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA is included in the section entitled “Reconciliations of non-GAAP measures;”

•	Cash flows from operating activities, which we discuss in the section entitled “Liquidity and capital resources—historical cash flows.”
Results of operations
We present results of operations in the same way that we manage our business, evaluate our performance and allocate our resources. We also provide discussion of net sales and Adjusted EBITDA by geographic segment based on customer location: Americas, Europe and AMEA. Corporate costs are managed on a standalone basis and not allocated to segments.
Executive summary

(dollars in millions)	Three months ended March 31,		Change
	2020	2019
Net sales	$1,519.0	$1,480.1	$38.9
Gross margin	33.0%	32.1%	90 bps
Operating income	$158.4	$137.6	$20.8
Net income (loss)	47.0	(6.2)	53.2
Adjusted EBITDA	262.8	248.0	14.8
Adjusted EBITDA margin	17.3%	16.8%	50 bps
Net sales growth, gross margin improvement and lower interest expense each contributed to strong performance in the first quarter of 2020 compared to 2019, reflecting the continued execution of our business model.

Net sales

(in millions)	Three months ended March 31,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	Organic net sales growth
	2020	2019
Americas	$899.1	$857.3	$41.8	$(4.5)	$46.3
Europe	544.0	542.1	1.9	(15.8)	17.7
AMEA	75.9	80.7	(4.8)	(0.7)	(4.1)
Total	$1,519.0	$1,480.1	$38.9	$(21.0)	$59.9
Net sales increased $38.9 million or 2.6%, which included $21.0 million or 1.5% of unfavorable foreign currency impact. Organic net sales growth was $59.9 million or 4.1% and was driven by similar amounts of volume and pricing growth.
In Americas, net sales increased $41.8 million or 4.9%, which included $4.5 million or 0.5% of unfavorable foreign currency impact. Organic net sales growth was $46.3 million or 5.4% and was driven by similar amounts of volume and pricing growth. Additional information by end market is as follows:

•
Biopharma — Sales grew in the high-single digits. Production and research and development accounts experienced double digit growth driven by sales of chemicals and personal protective equipment, partially offset by a decline in equipment & instrumentation due to impacts from COVID-19.

•
Healthcare — Sales were flat year over year. We experienced strong growth in medical/clinical laboratories that was offset by our proprietary silicones business, which performed according to expectations but had a challenging comparison due to robust growth in the prior year.

•
Education and government — We experienced low single-digit contraction due to university lab and school shut-downs related to COVID-19, partially offset by high-single digit growth in government driven by consumables and chemicals.

•
Advanced technologies & applied materials — Sales grew mid-single digits driven by strength in microelectronics and aerospace and defense platforms, coupled with modest growth in food and beverage and petroleum industries.

In Europe, net sales increased $1.9 million or 0.3%, which included $15.8 million or 3.0% of unfavorable foreign currency impact. Organic net sales growth was $17.7 million or 3.3%, due to volume growth and favorable pricing in nearly equal parts. Additional information by end market is as follows:

•	Biopharma — We experienced high single-digit growth driven by sales of personal protective equipment and chemicals from new account wins. That growth was partially offset by lower sales of equipment & instrumentation as customers delayed discretionary capital spending following the COVID-19 outbreak.

•	Healthcare — We experienced high single-digit growth due to strong sales of personal protective equipment following the COVID-19 outbreak.

•
Education & government — Sales declined in the mid single-digits from closures of various academic institutions as a result of the COVID-19 outbreak. This was partially offset by growth in sales of personal protective equipment to government entities.

•	Advanced technologies & applied materials — We experienced low single-digit contraction as general market conditions and equipment & instrumentation sales slowed following the COVID-19 outbreak.
In AMEA, net sales decreased $4.8 million or 5.9% due to lower sales of laboratory supplies and diagnostic products in India due to COVID-19 related shutdowns and logistics challenges. Additional information by end market is as follows:

•	Biopharma — Despite strong demand in biopharma production, we experienced high single digit contraction driven by logistics constraints in India relating to COVID-19.

•	Advanced technologies & applied materials — We experienced low single-digit growth driven by semiconductor growth, partially offset by lower production chemicals and equipment & instrumentation sales.
Gross margin

	Three months ended March 31,		Change
	2020	2019
Gross margin	33.0%	32.1%	90 bps
The increase in gross margin included 20 basis points from more favorable prices relative to cost inflation and 70 basis points of favorable product mix, reflecting sales of our higher margin personal protective equipment and proprietary materials products.
The global restructuring program initiated following the VWR acquisition contributed a total of $25.9 million to 2020 gross profit and included more favorable prices relative to cost inflation, product cost reductions and productivity improvements from leaner footprints and operating practices.

Operating income

(in millions)	Three months ended March 31,		Change
	2020	2019
Gross profit	$501.9	$475.2	$26.7
Operating expenses	343.5	337.6	5.9
Operating income	$158.4	$137.6	$20.8
Operating income increased primarily from higher gross profit, as previously discussed. This was partially offset by an increase in operating expenses primarily from $3.6 million of additional stock-based compensation expense from new awards issued after our May 2019 initial public offering, other incremental public company expenses and cost inflation.
Net income or loss

(in millions)	Three months ended March 31,		Change
	2020	2019
Operating income	$158.4	$137.6	$20.8
Interest expense	(94.5)	(128.6)	34.1
Other income (expense), net	0.8	(5.1)	5.9
Income tax expense	(17.7)	(10.1)	(7.6)
Net income (loss)	$47.0	$(6.2)	$53.2
Net income increased primarily due to higher operating income, as previously discussed, and lower interest expense. Interest expense declined with the application of proceeds from our initial public offering and operating cash flows to reduce outstanding borrowings and interest rate reductions from the repricing of our term loans.
Adjusted EBITDA and Adjusted EBITDA margin
For a reconciliation of Adjusted EBITDA to the most directly comparable measure under GAAP, see “Reconciliations of non-GAAP financial measures.”

(in millions)	Three months ended March 31,		Change
	2020	2019
Adjusted EBITDA:
Americas	$190.0	$166.3	$23.7
Europe	91.7	89.7	2.0
AMEA	13.4	18.5	(5.1)
Corporate	(32.3)	(26.5)	(5.8)
Total	$262.8	$248.0	$14.8

Adjusted EBITDA margin	17.3%	16.8%	50 bps
Adjusted EBITDA increased $14.8 million or 5.9%, which included an unfavorable foreign currency translation impact of $2.4 million or 1.1%. The reasons for the remaining growth of $17.2 million, or 7.0%, are discussed below.
In the Americas, Adjusted EBITDA grew $23.7 million or 14.2% from the improvements to net sales previously discussed, coupled with gross margin expansion driven by favorable product mix and productivity improvements.
In Europe, Adjusted EBITDA increased $2.0 million or 2.2% from volume growth, more favorable prices relative to cost inflation and a favorable mix of customers and products. The growth in Adjusted EBITDA also reflected operating expense savings primarily related to headcount reduction and facility footprint optimization. These factors were partially offset by both unfavorable foreign currency translation and transactional impact.
In AMEA, Adjusted EBITDA decreased $5.1 million or 27.5% reflecting lower sales and unfavorable working capital adjustments.
In Corporate, Adjusted EBITDA was reduced primarily related to increases in stock-based compensation and increased compliance costs related to becoming a public company.

Reconciliations of non-GAAP financial measures
The following table presents the reconciliation of net income or loss to Adjusted EBITDA:

(in millions)	Three months ended March 31,
	2020	2019
Net income (loss)	$47.0	$(6.2)
Interest expense	94.5	128.6
Income tax expense	17.7	10.1
Depreciation and amortization	96.5	98.3
Net foreign currency loss from financing activities	1.6	6.2
Restructuring and severance charges	1.2	5.5
VWR transaction, integration and planning expenses	3.6	6.3
Other	0.7	(0.8)
Adjusted EBITDA	$262.8	$248.0
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows and cash availability under our receivables facility. Most of our long-term financing is from indebtedness.
The ongoing COVID-19 outbreak has dramatically reduced global economic activity and negatively impacted the financial markets. Despite this, in the first quarter of 2020 our results remained strong. We reported $253.1 million of cash provided by operating activities, we ended the quarter with $346.3 million of cash and cash equivalents and our availability under credit facilities was $535.5 million, which included a $50.0 million increase of availability under our receivables facility in the first quarter of 2020. We also have no debt repayments due in the next twelve months other than required term loan repayments of $14.3 million.
Liquidity
The following table presents our primary sources of liquidity:

(in millions)	March 31, 2020
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Current availability	$300.0	$250.0	$550.0
Undrawn letters of credit outstanding	(12.9)	(1.6)	(14.5)
Outstanding borrowings	—	—	—
Unused availability	$287.1	$248.4	$535.5
Cash and cash equivalents			346.3
Total liquidity			$881.8

We fund short-term cash requirements primarily from operating cash flows and cash availability under our receivables facility. Some of our credit line availability depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs. As of March 31, 2020, we were in compliance with our debt covenants.
At March 31, 2020, $160.4 million or 46.3% of our $346.3 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.
Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Three months ended March 31,		Change
	2020	2019
Operating activities:
Working capital changes*	$(7.8)	$(90.0)	$82.2
Non-cash items	127.9	106.9	21.0
All other	133.0	58.1	74.9
Total	253.1	75.0	178.1
Investing activities	(11.9)	(7.9)	(4.0)
Financing activities	(73.1)	(106.1)	33.0
Capital expenditures	(12.6)	(12.4)	(0.2)

*	Includes changes to our accounts receivable, inventory and accounts payable balances.

Cash flows from operating activities increased $178.1 million in 2020 primarily due to an increase of operating income and reductions in cash paid for interest, income taxes and working capital.
Investing activities increased $4.0 million in 2020, reflecting a fairly consistent capital spending trend but fewer proceeds from the sale of capital assets.
Financing activities used $33.0 million less cash in 2020 primarily due to lower required debt payments following the significant 2019 repayments of our term loan facilities in connection with our initial public offering.
Indebtedness
The following interim update is provided to the disclosures given in the Annual Report.
Our credit facilities provide us access to up to $550 million of additional cash
We have entered into a receivables facility and a revolving credit facility that provide us access to cash to fund short-term business needs. For additional information, see the section entitled “Liquidity” and note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”
New accounting standards
For information about new accounting standards, see note 3 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”

Item 3.	Quantitative and qualitative disclosures about market risk
There have been no significant changes to the disclosures about market risk included in our Annual Report.

Item 4.	Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal proceedings
In April 2018 the EPA notified us of potential liabilities under the Toxic Substances Control Act and the Emergency Planning and Community Right to Know Act that were identified in March 2017 and June 2017 inspections of our Phillipsburg, New Jersey facility. The alleged violations relate to our failure to timely file reports regarding the Phillipsburg facility. We have also become aware of additional potential liabilities under the Toxic Substances Control Act relating to failure to timely file reports regarding the Paris, Kentucky facility, and relating to export shipments of elemental mercury, which we have voluntarily disclosed to the EPA. We have taken steps to correct these errors and have filed amended reports. Through our cooperation with the EPA, we believe that we will settle the matter for less than $1 million.
For additional information regarding legal proceedings and matters, see note 10 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements,” which information is incorporated into this item by reference.

Item 1A.	Risk factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

In light of developments relating to the coronavirus (COVID-19) pandemic occurring subsequent to the filing of our Annual Report, the Company is supplementing the risk factors discussed in our Annual Report with the following risk factor, which should be read in conjunction with the risk factors contained in our Annual Report.
The scale and scope of the recent coronavirus (COVID-19) outbreak and resulting pandemic is unknown and is expected to adversely impact our business at least for the near term. The overall impact on our business, operating results, cash flows and/or financial condition could be material.
In December 2019, a novel coronavirus disease was reported and in January 2020, the World Health Organization (“WHO”) declared COVID-19 a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. The COVID-19 pandemic has adversely affected global economies, financial markets and the overall environment in which we do business, and the extent to which it may impact our future results of operations and overall financial performance remains uncertain.
The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition described in the risk factors contained in our Annual Report on Form 10-K, including the impact of:

•	Significant interruptions in the operations of our manufacturing or distribution centers and logistics providers for the reasons described below;

•
Global and regional economic and political conditions on our production, supply chain, the overall demand for our products and the ability of our customers to purchase and/or pay for our products as a result of the pandemic’s impact on them; Our ability to develop and produce new products and services in an effort to address medical and other requirements as a result of the pandemic;

•	Changes in foreign laws, regulations and regulatory requirements;

•	Limitations on our ability to enforce legal rights and remedies with third parties or partners outside the United States;

•	The risk of regulatory enforcement actions, product defects or claims thereof;

•	Our strategy to pursue strategic acquisitions;

•	Changes within the industries that we serve;

•	Our ability to access raw materials for use in the products we manufacture; and

•	The potential loss of customers or a reduction in orders from a significant number of customers.
In addition, COVID-19 is adversely affecting, and is expected to continue to adversely affect, certain elements of our business (including certain elements of our operations, supply chains and distribution systems) as a result of impacts associated with preventive and precautionary measures that we, other businesses, our communities and governments are taking. In an effort to halt the outbreak of COVID-19, countries throughout the world, including the United States, most European Union member states, India and China, have placed significant restrictions on travel and many businesses have announced extended closures. These restrictions extend to a number of locations where we have significant operations and include shelter in place or stay-at-home orders that require our employees in that area to work from home and avoid unnecessary travel. In addition to existing travel restrictions, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could significantly impact our ability to support our operations and customers, the ability of our employees to get to their workplaces to produce products and provide services and the availability of raw materials for production of our products, as well as significantly hamper our products from moving through the supply chain.

Further, in connection with the global outbreak and spread of COVID-19 and in an effort to increase the wider availability of needed medical and other supplies and products, we may elect to, or governments may require us to, allocate our products (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our regular operations and financial results, results in differential treatment of customers and/or adversely affects our reputation and customer relationships. In addition, unpredictable increases in demand for certain of our products could exceed our capacity to meet such demand, which could adversely affect our financial results and customer relationships and result in negative publicity.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers and partners. Such impact on our business, operating results, cash flows and/or financial condition could be material.

Item 2.	Unregistered sales of equity securities and use of proceeds
None.

Item 3.	Defaults upon senior securities
None.

Item 4.	Mine safety disclosures
Not applicable.

Item 5.	Other information
None.

Item 6.	Exhibits

Exhibit no.	Exhibit description	Method of filing
10.1
Amendment No. 3 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer, the lenders party thereto and Goldman Sachs Lending Partners LLC, as the Additional Initial B-3 Euro Term Lender and the Additional Initial B-3 Dollar Term Lender
Previously filed as Exhibit 10.1 to the Current Report on Form 8-K on January 27, 2020
10.2
Receivables Purchase Agreement, dated March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time party thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank
Previously filed as Exhibit 10.1 to the Current Report on Form 8-K on March 30, 2020
10.3	Purchase and Sale Agreement, dated March 27, 2020, between the various entities listed on Schedule I thereto as Originators and Avantor Receivables Funding, LLC	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K on March 30, 2020
10.4	Amended and Restated Employment Letter Agreement, dated April 2, 2019, between Ashish Kulkarni and VWR International, LLC	Filed herewith
10.5	Employment Letter Agreement, dated November 10, 2017, between Devashish Ohri and Avantor Performance Materials India Limited	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101	XBRL exhibits	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avantor, Inc.

Date: April 29, 2020	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)