Form 10-Q
period 2020-06-30
Avantor, Inc.
filed 2020-07-29
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-38912
____________________________
Avantor, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On July 21, 2020, 576,568,200 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended June 30, 2020

i

Glossary

Description
we, us, our	Avantor, Inc. and its subsidiaries
2019 Plan	the Avantor, Inc. 2019 Equity Incentive Plan, a stock-based compensation plan
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Annual Report	our annual report on Form 10-K for the year ended December 31, 2019
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
CARES	the Coronavirus Aid, Relief, and Economic Security Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
cGMP	Current Good Manufacturing Practice
double-digit	greater than 10%
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
GAAP	United States generally accepted accounting principles
high single-digit	7 - 9%
IPO	initial public offering
JCPS	Junior Convertible Preferred Stock
LIBOR	the basic rate of interest used in lending between banks on the London interbank market
low single-digit	1 - 3%
MCPS	6.250% Series A Mandatory Convertible Preferred Stock
mid single-digit	4 - 6%
NuSil	NuSil Acquisition Corp, NuSil Investments LLC and subsidiaries, a business organization with which we merged in 2016
NuSil Investors	NuSil LLC and NuSil 2.0 LLC, former owners of NuSil that are controlled by its former management
RSU	restricted stock unit
SAR	stand alone appreciation right
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
Specialty procurement	product sales related to customer procurement services
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

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
In the first quarter of 2020, we updated our risk factors to reflect new developments in the scale and scope of the new global coronavirus pandemic under Part II, Item 1A, “Risk Factors.” You should also understand that the following important factors, in addition to those discussed under “Risk Factors” in our Annual Report, as such risk factors may be updated from time to time in our periodic filings with the SEC and in this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•disruptions to our operations;
•competition from other industry providers;
•our ability to implement our growth strategy;
•our ability to anticipate and respond to changing industry trends;
•adverse trends in consumer, business, and government spending;
•our dependence on sole or limited sources for some essential materials and components;
•our ability to successfully value and integrate acquired businesses;
•our products’ satisfaction of applicable quality criteria, specifications and performance standards;
•our ability to maintain our relationships with key customers;
•our ability to maintain our relationships with distributors;

•our ability to maintain consistent purchase volumes under purchase orders;
•our ability to maintain and develop relationships with drug manufacturers and contract manufacturing organizations;
•the impact of new laws, regulations, or other industry standards;
•changes in the interest rate environment that increase interest on our borrowings;
•adverse impacts from currency exchange rates or currency controls imposed by any government in major areas where we operate or otherwise;
•our ability to implement and improve processing systems and prevent a compromise of our information systems;
•our ability to protect our intellectual property and avoid third-party infringement claims;
•exposure to product liability and other claims in the ordinary course of business;
•our ability to develop new products responsive to the markets we serve;
•the availability of raw materials;
•our ability to avoid negative outcomes related to the use of chemicals;
•our ability to maintain highly skilled employees;
•adverse impact of impairment charges on our goodwill and other intangible assets;
•fluctuations and uncertainties related to doing business outside the United States;
•our ability to obtain and maintain required regulatory clearances or approvals may constrain the commercialization of submitted products;
•our ability to comply with environmental, health and safety laws and regulations, or the impact of any liability or obligation imposed under such laws or regulations;
•our indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt or contractual obligations;
•our ability to generate sufficient cash flows or access sufficient additional capital to meet our debt obligations or to fund our other liquidity needs; and
•our ability to maintain an adequate system of internal control over financial reporting.
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
v

PART I — FINANCIAL INFORMATION
Item 1. Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$415.3	$186.7
Accounts receivable, net of allowances of $25.5 and $18.6	983.7	988.8
Inventory	737.8	711.2
Other current assets	155.5	134.8
Total current assets	2,292.3	2,021.5
Property, plant and equipment, net of accumulated depreciation of $339.0 and $307.8	551.8	557.0
Other intangible assets, net (see note 8)	4,057.7	4,220.2
Goodwill	2,761.2	2,769.4
Other assets	204.0	205.2
Total assets	$9,867.0	$9,773.3
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$14.3	$93.5
Accounts payable	581.0	560.2
Employee-related liabilities	116.3	114.3
Accrued interest	74.2	74.2
Other current liabilities	267.9	232.3
Total current liabilities	1,053.7	1,074.5
Debt, net of current portion	5,063.8	5,023.0
Deferred income tax liabilities	788.0	785.4
Other liabilities	420.7	428.2
Total liabilities	7,326.2	7,311.1
Commitments and contingencies, see note 10
Stockholders’ equity:
MCPS including paid-in capital, 20.7 shares outstanding	1,003.7	1,003.7
Common stock including paid-in capital, 576.3 and 572.8 shares outstanding	1,744.0	1,748.1
Accumulated deficit	(98.1)	(203.7)
Accumulated other comprehensive loss	(108.8)	(85.9)
Total stockholders’ equity	2,540.8	2,462.2
Total liabilities and stockholders’ equity	$9,867.0	$9,773.3

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net sales	$1,478.7	$1,532.4	$2,997.7	$3,012.5
Cost of sales	988.1	1,041.3	2,005.2	2,046.2
Gross profit	490.6	491.1	992.5	966.3
Selling, general and administrative expenses	324.0	372.0	667.5	709.6
Operating income	166.6	119.1	325.0	256.7
Interest expense	(92.1)	(115.1)	(186.6)	(243.7)
Loss on extinguishment of debt	—	(70.2)	—	(70.2)
Other income, net	4.2	15.6	5.0	10.5
Income (loss) before income taxes	78.7	(50.6)	143.4	(46.7)
Income tax (expense) benefit	(18.5)	1.9	(36.2)	(8.2)
Net income (loss)	60.2	(48.7)	107.2	(54.9)
Accumulation of yield on preferred stock	(16.2)	(48.2)	(32.3)	(120.0)
Accretion of make whole premium on series A preferred stock	—	(220.4)	—	(220.4)
Net income (loss) available to common stockholders	$44.0	$(317.3)	$74.9	$(395.3)

Earnings (loss) per share:
Basic	$0.08	$(0.98)	$0.13	$(1.73)
Diluted	$0.08	$(0.98)	$0.13	$(1.73)
Weighted average shares outstanding:
Basic	575.6	323.4	574.6	228.6
Diluted	582.1	323.4	581.7	228.6

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$60.2	$(48.7)	$107.2	$(54.9)
Other comprehensive income (loss):
Foreign currency translation — unrealized gain (loss)	44.7	12.3	(24.1)	3.4
Derivative instruments:
Unrealized gain (loss)	0.7	(1.2)	2.3	(1.5)
Reclassification of gain into earnings	(0.7)	—	(0.8)	(0.3)
Defined benefit plans:
Unrealized (loss) gain	(0.2)	0.1	0.2	—
Reclassification of gain into earnings	(0.1)	(0.1)	(0.2)	(0.3)
Other comprehensive income (loss) before income taxes	44.4	11.1	(22.6)	1.3
Income tax effect	0.1	0.3	(0.3)	0.5
Other comprehensive income (loss)	44.5	11.4	(22.9)	1.8
Comprehensive income (loss)	$104.7	$(37.3)	$84.3	$(53.1)

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated deficit	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	20.7	$1,003.7	574.9	$1,748.0	$(158.3)	$(153.3)	$2,440.1
Comprehensive income	—	—	—	—	60.2	44.5	104.7
Stock-based compensation expense	—	—	—	10.3	—	—	10.3
Accumulation of yield on preferred stock	—	—	—	(16.2)	—	—	(16.2)
Stock option exercises and other common stock transactions	—	—	1.4	1.9	—	—	1.9
Balance at June 30, 2020	20.7	$1,003.7	576.3	$1,744.0	$(98.1)	$(108.8)	$2,540.8

Balance at March 31, 2019	—	$—	132.8	$(2,814.6)	$(247.7)	$(76.1)	$(3,138.4)
Issuances, net of issuance costs	20.7	1,003.7	238.1	3,232.0	—	—	4,235.7
Conversion of JCPS	—	—	194.5	1,562.0	—	—	1,562.0
Comprehensive (loss) income	—	—	—	—	(48.7)	11.4	(37.3)
Stock-based compensation expense	—	—	—	48.7	—	—	48.7
Accumulation of yield on preferred stock	—	—	—	(48.2)	—	—	(48.2)
Accretion of make whole premium on series A preferred stock	—	—	—	(220.4)	—	—	(220.4)
Exercise of warrants	—	—	3.4	—	—	—	—
Award reclassification	—	—	—	8.8	—	—	8.8
Balance at June 30, 2019	20.7	$1,003.7	568.8	$1,768.3	$(296.4)	$(64.7)	$2,410.9
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity (continued)

(in millions)	Stockholders’ equity
	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated deficit	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	20.7	$1,003.7	572.8	$1,748.1	$(203.7)	$(85.9)	$2,462.2
Impact of new accounting standard	—	—	—	—	(1.6)	—	(1.6)
Comprehensive income (loss)	—	—	—	—	107.2	(22.9)	84.3
Stock-based compensation expense	—	—	—	19.5	—	—	19.5
Accumulation of yield on preferred stock	—	—	—	(32.3)	—	—	(32.3)
Stock option exercises and other common stock transactions	—	—	3.5	8.7	—	—	8.7
Balance at June 30, 2020	20.7	$1,003.7	576.3	$1,744.0	$(98.1)	$(108.8)	$2,540.8

Balance at December 31, 2018	—	$—	132.8	$(2,746.8)	$(238.4)	$(66.5)	$(3,051.7)
Impact of new accounting standard	—	—	—	—	(3.1)	—	(3.1)
Issuances, net of issuance costs	20.7	1,003.7	238.1	3,232.0	—	—	4,235.7
Conversion of JCPS	—	—	194.5	1,562.0	—	—	1,562.0
Comprehensive (loss) income	—	—	—	—	(54.9)	1.8	(53.1)
Stock-based compensation expense	—	—	—	52.7	—	—	52.7
Accumulation of yield on preferred stock	—	—	—	(120.0)	—	—	(120.0)
Accretion of make whole premium on series A preferred stock	—	—	—	(220.4)	—	—	(220.4)
Exercise of warrants	—	—	3.4	—	—	—	—
Award reclassification	—	—	—	8.8	—	—	8.8
Balance at June 30, 2019	20.7	$1,003.7	568.8	$1,768.3	$(296.4)	$(64.7)	$2,410.9

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$107.2	$(54.9)
Reconciling adjustments:
Depreciation and amortization	194.3	201.3
Stock-based compensation expense	20.0	55.7
Provision for accounts receivable and inventory	23.3	16.7
Deferred income tax benefit	(22.1)	(60.3)
Amortization of deferred financing costs	13.1	19.3
Loss on extinguishment of debt	—	70.2
Foreign currency remeasurement loss (gain)	4.1	(7.6)
Changes in assets and liabilities:
Accounts receivable	(16.1)	(73.1)
Inventory	(46.4)	(71.2)
Accounts payable	31.1	23.4
Accrued interest	—	(1.8)
Other assets and liabilities	33.6	(47.2)
Other, net	0.2	(1.4)
Net cash provided by operating activities	342.3	69.1
Cash flows from investing activities:
Capital expenditures	(26.1)	(26.4)
Other	1.7	6.1
Net cash used in investing activities	(24.4)	(20.3)
Cash flows from financing activities:
Debt borrowings	—	154.0
Debt repayments	(67.5)	(1,822.0)
Payments of contingent consideration	—	(4.6)
Proceeds from issuance of stock, net of issuance costs	—	4,235.7
Redemption of series A preferred stock	—	(2,630.9)
Payments of dividends on preferred stock	(32.3)	—
Proceeds received from exercise of stock options	13.4	—
Net cash used in financing activities	(86.4)	(67.8)
Effect of currency rate changes on cash	(2.9)	(1.1)
Net change in cash and cash equivalents	228.6	(20.1)
Cash, cash equivalents and restricted cash, beginning of period	189.3	187.7
Cash, cash equivalents and restricted cash, end of period	$417.9	$167.6

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
In response to the COVID-19 outbreak, on March 27, 2020, the United States Government enacted the CARES Act, which provides financial stimulus to qualifying businesses. We expect to benefit from the provisions under the CARES Act that allow for an increased deduction of business interest for income tax purposes for fiscal years 2019 and 2020, and for the deferral of payments for certain employment taxes incurred through the end of fiscal year 2020. We expect benefits of $29.5 million and $17.0 million for fiscal years 2019 and 2020, respectively, from the increased business interest deduction. We will apply the 2019 benefit to our fiscal year 2020 estimated tax payments.
Secondary offering
On May 26, 2020, we completed a secondary offering of 51.75 million shares of our common stock held by certain of our stockholders at the public offering price of $16.25 per share, including the full exercise by the underwriters of their option to purchase up to 6.75 million additional shares of common stock. No shares were sold by us, and we received no proceeds from this offering. Fees incurred to complete this transaction were expensed and immaterial.
2. Summary of significant accounting policies
Interim update to segment reporting policy
During the quarter ended March 31, 2020, our Chief Executive Officer, who is our chief operating decision maker, changed the measure he uses to evaluate segment profitability from Management EBITDA to Adjusted EBITDA. All disclosures relating to segment profitability, including those for comparative periods, have been revised as a result of this change.
3. New accounting standards
New tax standard
In December 2019, the FASB issued a new standard to simplify the accounting for income taxes by removing certain exceptions to the existing guidance and also providing for additional clarification. This standard encompasses multiple amendments, and requires adoption either retrospectively, prospectively, or using a modified retrospective approach, depending on the amendment. For the amendments in which we are given the choice between adopting retrospectively or on a modified retrospective basis, we expect to adopt on a modified retrospective basis. All other amendments will be adopted using the method prescribed by the standard. The standard is effective on January 1, 2021 and we are currently evaluating its impact. Two of the provisions included in this amendment that are most relevant to us are: 1) the provision requiring companies to recognize a franchise (or similar) tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and 2) the provision requiring companies to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.
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
4. Earnings or loss per share
The following table presents the reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2020:

	Three months ended June 30, 2020			Six months ended June 30, 2020
(in millions, except per share data)	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$44.0	575.6	$0.08	$74.9	574.6	$0.13
Dilutive effect of stock-based awards	—	6.5		—	7.1
Diluted	$44.0	582.1	$0.08	$74.9	581.7	$0.13
For the three and six months ended June 30, 2020, diluted earnings per share included accumulation of yield on preferred stock of $16.2 million and $32.3 million, respectively, and excluded 62.9 million and 62.9 million, respectively, of common stock equivalents under the MCPS because they were anti-dilutive to the calculation.
For the three and six months ended June 30, 2019, basic and diluted loss per share calculations were the same because we reported a net loss available to common stockholders. The following table presents the number of common shares from convertible instruments that were excluded from the calculations of diluted loss per share because the effect would have been anti-dilutive:

(in millions)	Three months ended June 30, 2019	Six months ended June 30, 2019
Stock options	24.0	24.0
Restricted stock units	5.6	5.6
MCPS	62.9	62.9
Total	92.5	92.5

5. Segment financial information
We report based on three geographic segments based on customer location: Americas, Europe and AMEA. Each segment manufactures and distributes solutions for the biopharmaceutical, healthcare, education & government and advanced technologies & applied materials industries. Corporate costs are managed on a standalone basis and not allocated to segments.
The following table presents information by reportable segment:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net sales:
Americas	$857.5	$925.5	$1,756.6	$1,782.8
Europe	521.0	518.6	1,065.0	1,060.7
AMEA	100.2	88.3	176.1	169.0
Total	$1,478.7	$1,532.4	$2,997.7	$3,012.5
Adjusted EBITDA:
Americas	$197.4	$193.8	$387.4	$360.1
Europe	88.3	81.6	180.0	171.3
AMEA	22.5	17.0	35.9	35.5
Corporate	(34.9)	(23.6)	(67.2)	(50.1)
Total	$273.3	$268.8	$536.1	$516.8
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.

The following table presents the reconciliation of Adjusted EBITDA from net income or loss, the nearest measurement under GAAP:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$60.2	$(48.7)	$107.2	$(54.9)
Interest expense	92.1	115.1	186.6	243.7
Income tax expense (benefit)	18.5	(1.9)	36.2	8.2
Depreciation and amortization	97.8	103.0	194.3	201.3
Net foreign currency gain from financing activities	(1.8)	(14.3)	(0.2)	(8.1)
Loss on extinguishment of debt	—	70.2	—	70.2
Other stock-based compensation expense	1.1	42.7	—	42.7
Restructuring and severance charges	3.2	0.9	4.4	6.4
VWR transaction, integration and planning expenses	1.5	5.1	5.1	11.4
Other	0.7	(3.3)	2.5	(4.1)
Adjusted EBITDA	$273.3	$268.8	$536.1	$516.8
The following table presents net sales by product line:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Proprietary materials & consumables	$558.9	$519.0	$1,092.1	$1,006.7
Third party materials & consumables	549.6	594.8	1,154.1	1,200.0
Services & specialty procurement	186.6	198.4	364.6	366.8
Equipment & instrumentation	183.6	220.2	386.9	439.0
Total	$1,478.7	$1,532.4	$2,997.7	$3,012.5

6. Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash flow information:

(in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$415.3	$186.7
Restricted cash classified as other assets	2.6	2.6
Total	$417.9	$189.3

(in millions)	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Cash paid for income taxes, net	$25.5	$60.5
Cash paid for interest	173.9	228.0
Cash paid under operating leases	20.5	22.5
Cash paid under finance leases	2.6	2.5
Cash flows from financing activities
Cash paid under finance leases	2.2	2.8
Noncash financing activities:
Accrued but unpaid stock issuance costs	—	4.9

7. Inventory
The following table presents the components of inventory:

(in millions)	June 30, 2020	December 31, 2019
Merchandise inventory	$445.4	$445.2
Finished goods	125.2	104.4
Raw materials	129.2	125.1
Work in process	38.0	36.5
Total	$737.8	$711.2

8. Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	June 30, 2020			December 31, 2019
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$4,540.2	$754.8	$3,785.4	$4,547.7	$641.3	$3,906.4
VWR trade name	264.0	152.3	111.7	264.3	123.3	141.0
Other	181.6	113.3	68.3	182.8	102.3	80.5
Total finite-lived	$4,985.8	$1,020.4	3,965.4	$4,994.8	$866.9	4,127.9
Indefinite-lived			92.3			92.3
Total			$4,057.7			$4,220.2

9. Restructuring and severance
The following table presents restructuring and severance charges by plan:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
2017 restructuring program	$3.0	$0.7	$4.2	$5.8
Other	0.2	0.2	0.2	0.6
Total	$3.2	$0.9	$4.4	$6.4
During the second quarter of 2020, there were no material updates to our liabilities or expense under the 2017 restructuring program.
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
In connection with environmental liabilities arising from pre-closing noncompliance with environmental laws, Mallinckrodt is contractually obligated to reimburse us for a percentage of the total liability, with such reimbursements made through disbursements from a $30.0 million environmental escrow established at the time of the closing. Specifically, Mallinckrodt will be responsible for reimbursement of 80% of the total costs up to $40.0 million of such environmental liabilities. Mallinckrodt will then be responsible for reimbursement of 50% of the next $40.0 million of such environmental liabilities. If such environmental liabilities exceed $80.0 million in the aggregate, Mallinckrodt will be responsible for reimbursement of 100% of such liabilities up to the next $30.0 million in the aggregate. Currently, reimbursements are 80% of the amounts spent by us, with reimbursements and settlements to date exceeding $12.0 million. In addition, in connection with operation and maintenance activities required pursuant to administrative consent orders and subsequently issued remedial action permits involving our Phillipsburg, New Jersey facility, amounts in excess of a small annual threshold are also subject to reimbursement, currently at the 80% level.
Other noteworthy matters
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. This matter is covered by the indemnification arrangement previously described. At June 30, 2020, our accrued obligation under this order is $4.0 million, which is calculated based on expected cash payments discounted at rates ranging from 0.1% in 2020 to 1.4% in 2045. The undiscounted amount of that obligation is $4.4 million.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At June 30, 2020, our balance sheet includes a liability of $3.4 million for remediation and monitoring costs. That liability is estimated primarily on expected remediation payments discounted through 2020 and is not materially different than its undiscounted amount.
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
Litigation
At June 30, 2020, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.
11. Debt
The following table presents information about our debt:

(dollars in millions)	June 30, 2020			December 31, 2019
	Interest terms	Rate	Amount
Receivables facility	LIBOR plus 0.90%	1.06%	$—	$55.5
Senior secured credit facilities:
Euro term loans	EURIBOR plus 2.50%	2.50%	390.7	391.8
U.S. dollar term loans	LIBOR plus 2.25%	3.25%	673.8	677.2
4.75% secured notes	fixed rate	4.75%	562.3	561.2
6% secured notes	fixed rate	6.00%	1,500.0	1,500.0
9% unsecured notes	fixed rate	9.00%	2,000.0	2,000.0
Finance lease liabilities			71.4	59.2
Other			—	4.5
Total debt, gross			5,198.2	5,249.4
Less: unamortized deferred financing costs			(120.1)	(132.9)
Total debt			$5,078.1	$5,116.5
Classification on balance sheets:
Current portion of debt			$14.3	$93.5
Debt, net of current portion			5,063.8	5,023.0

Credit facilities
The following table presents availability under our credit facilities:

(in millions)	June 30, 2020
	Receivables facility	Revolving credit facility	Total
Capacity	$300.0	$250.0	$550.0
Undrawn letters of credit outstanding	(12.3)	(1.6)	(13.9)
Outstanding borrowings	—	—	—
Unused availability	$287.7	$248.4	$536.1

Maximum availability	$300.0	$250.0	$550.0
Capacity under the receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. At June 30, 2020, $431.5 million of accounts receivable were available as collateral under the facility.
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
Debt covenants
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. When applicable, we may not have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined. We were in compliance with this covenant at June 30, 2020.
Transactions subsequent to period-end
In July of 2020, we issued $1,550.0 million of 4.625% senior unsecured notes and €400.0 million of 3.875% senior unsecured notes, which will mature on July 15, 2028. We used the net proceeds from the sale of these notes, along with cash on hand, to redeem all $2,000.0 million of our 9.00% unsecured notes that were due in October of 2025. Also in July of 2020, we refinanced our revolving credit facility to obtain an additional $265.0 million of available funding, bringing the total amount of available funding under this facility to $515.0 million. The revolving credit facility will mature on July 14, 2025. Both the senior unsecured notes and the amendment to the revolving credit facility include covenants that we consider usual and customary.

12. Accumulated other comprehensive income or loss
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at March 31, 2020	$(131.1)	$0.6	$(22.8)	$(153.3)
Unrealized gain (loss)	44.7	0.7	(0.2)	45.2
Reclassification of gain into earnings	—	(0.7)	(0.1)	(0.8)
Income tax effect	—	—	0.1	0.1
Balance at June 30, 2020	$(86.4)	$0.6	$(23.0)	$(108.8)

Balance at March 31, 2019	$(67.9)	$0.7	$(8.9)	$(76.1)
Unrealized gain (loss)	12.3	(1.2)	0.1	11.2
Reclassification of gain into earnings	—	—	(0.1)	(0.1)
Income tax effect	—	0.3	—	0.3
Balance at June 30, 2019	$(55.6)	$(0.2)	$(8.9)	$(64.7)

Balance at December 31, 2019	$(62.3)	$(0.5)	$(23.1)	$(85.9)
Unrealized (loss) gain	(24.1)	2.3	0.2	(21.6)
Reclassification of gain into earnings	—	(0.8)	(0.2)	(1.0)
Income tax effect	—	(0.4)	0.1	(0.3)
Balance at June 30, 2020	$(86.4)	$0.6	$(23.0)	$(108.8)

Balance at December 31, 2018	$(59.0)	$1.1	$(8.6)	$(66.5)
Unrealized gain (loss)	3.4	(1.5)	—	1.9
Reclassification of gain into earnings	—	(0.3)	(0.3)	(0.6)
Income tax effect	—	0.5	—	0.5
Balance at June 30, 2019	$(55.6)	$(0.2)	$(8.9)	$(64.7)
The reclassifications and income tax effects shown above were immaterial to the financial statements. The reclassifications were made to either cost of sales or SG&A expenses depending upon the nature of the underlying transaction.

13. Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Three months ended June 30,		Six months ended June 30,
		2020	2019	2020	2019
Stock options	Equity	$4.5	$30.8	$8.4	$34.6
RSUs	Equity	5.5	3.2	10.4	3.4
Optionholder awards	Liability	0.1	0.9	0.4	1.9
SARs	Equity	—	14.7	—	14.7
Other	Both	1.5	1.1	0.8	1.1
Total		$11.6	$50.7	$20.0	$55.7
Balance sheet classification:
Equity		$10.3	$48.7	$19.5	$52.7
Liability		1.3	2.0	0.5	3.0
At June 30, 2020, unvested awards under the 2019 Plan have remaining stock-based compensation expense of $100.4 million to be recognized over a weighted average period of 1.9 years.
At June 30, 2020, 11.8 million shares were available for future issuance under the 2019 Plan.
Following our IPO in the second quarter of 2019, we recognized $26.9 million of stock-based compensation expense related to 0.9 million stock options, which included the successful completion of an IPO as a performance condition. The stock-based compensation expense was the grant date fair value for these awards.
In November 2019, the NuSil investors settled the SARs. We were not required to pay any cash upon settlement of those awards.

Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2019	22.7	$15.04
Granted	4.9	17.53
Exercised	(2.9)	4.63
Forfeited	(1.1)	16.71
Balance at June 30, 2020	23.6	16.66	$75.7	7.3 years
Expected to vest	10.5	18.47	7.7	8.9 years
Vested	13.1	15.22	68.0	6.0 years
During the six months ended June 30, 2020, we granted stock options that have a contractual life of ten years and will vest annually over three to four years, subject to the recipient continuously providing service to us through each such date.
RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2019	5.2	$13.97
Granted	1.3	17.36
Vested	(0.6)	13.88
Forfeited	(0.4)	14.05
Balance at June 30, 2020	5.5	14.85
During the six months ended June 30, 2020, we granted restricted stock units that will vest annually over three to four years, subject to the recipient continuously providing service to us through each such date.

14. Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net foreign currency gain from financing activities	$1.8	$14.3	$0.2	$8.1
Income related to defined benefit plans	2.3	1.2	4.6	2.5
Other	0.1	0.1	0.2	(0.1)
Other income, net	$4.2	$15.6	$5.0	$10.5

15. Income taxes
The following table presents the relationship between income tax expense or benefit and income or loss before income taxes:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Income tax (expense) benefit	$(18.5)	$1.9	$(36.2)	$(8.2)
Income (loss) before income taxes	78.7	(50.6)	143.4	(46.7)
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

The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	June 30, 2020		December 31, 2019
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$—	$—	$55.5	$55.5
Senior secured credit facilities:
Euro term loans	390.7	385.8	391.8	397.4
U.S. dollar term loans	673.8	662.4	677.2	685.2
4.75% secured notes	562.3	581.3	561.2	599.7
6% secured notes	1,500.0	1,569.1	1,500.0	1,603.2
9% unsecured notes	2,000.0	2,148.7	2,000.0	2,241.7
Finance lease liabilities	71.4	71.4	59.2	59.2
Other	—	—	4.5	4.5
Total	$5,198.2	$5,418.7	$5,249.4	$5,646.4
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
In the second quarter of 2020, we recorded net sales of $1,478.7 million, net income of $60.2 million and Adjusted EBITDA of $273.3 million. Net sales declined by 3.5%, including a decline in organic net sales of 2.0% compared to the same period in 2019. See “Reconciliations of non-GAAP measures” for a reconciliation of net income to Adjusted EBITDA and “Results of operations” for a reconciliation of net sales growth to organic net sales growth.
Factors and current trends affecting our business and results of operations
The following updates the factors and current trends disclosed in the Annual Report. These updates could affect our performance and financial condition in future periods.
Our results are being impacted by the ongoing global coronavirus outbreak
The COVID-19 pandemic continues to adversely affect global economies, financial markets and the overall environment in which we do business as further described in Part II, Item 1A, “Risk Factors.” The outbreak continued to have a mixed impact on the second quarter results of our three regions, as described further in the “Results of operations” section.
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
The key indicators that we monitor are as follows:
•Net sales, gross margin, operating income and net income or loss. These measures are discussed in the section entitled “Results of operations;”
•Organic net sales growth, which is a non-GAAP measure discussed in the section entitled “Results of operations.” Organic net sales growth eliminates from our reported net sales the impacts of earnings from any acquired or disposed businesses and changes in foreign currency exchange rates. We believe that this measurement is useful to investors as a way to measure and evaluate our underlying commercial operating performance consistently across our segments and the periods presented. This measurement is used by our management for the same reason. Reconciliations to the change in reported net sales, the most directly comparable GAAP financial measure, are included in the section entitled “Results of operations;”

•Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP measures discussed in the section entitled “Results of Operations.” Adjusted EBITDA is used by investors to measure and evaluate our operating performance exclusive of interest expense, income tax expense, depreciation, amortization and certain other adjustments. Adjusted EBITDA margin is Adjusted EBITDA divided by net sales as determined under GAAP. We believe that these measurements are useful to investors as a way to analyze the underlying trends in our core business consistently across the periods presented. This measurement is used by our management for the same reason. A reconciliation of net income or loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA is included in the section entitled “Reconciliations of non-GAAP measures;”
•Cash flows from operating activities, which we discuss in the section entitled “Liquidity and capital resources—historical cash flows.”
Results of operations
We present results of operations in the same way that we manage our business, evaluate our performance and allocate our resources. We also provide discussion of net sales and Adjusted EBITDA by geographic segment based on customer location: Americas, Europe and AMEA. Corporate costs are managed on a standalone basis and not allocated to segments.
Executive summary

(dollars in millions)	Three months ended June 30,		Change
	2020	2019
Net sales	$1,478.7	$1,532.4	$(53.7)
Gross margin	33.2%	32.1%	110 bps
Operating income	$166.6	$119.1	$47.5
Net income (loss)	60.2	(48.7)	108.9
Adjusted EBITDA	273.3	268.8	4.5
Adjusted EBITDA margin	18.5%	17.5%	100 bps

Continued commercial excellence and favorable product mix contributed to strong gross margin expansion helping to drive strong second quarter results, despite a challenging environment driven by COVID-19 impact on the full quarter. Discretionary cost containment also contributed to Adjusted EBITDA margin expansion.

Net sales
Three months ended

(in millions)	Three months ended June 30,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	Organic net sales growth
	2020	2019
Americas	$857.5	$925.5	$(68.0)	$(6.0)	$(62.0)
Europe	521.0	518.6	2.4	(12.8)	15.2
AMEA	100.2	88.3	11.9	(4.0)	15.9
Total	$1,478.7	$1,532.4	$(53.7)	$(22.8)	$(30.9)

Net Sales decreased $53.7 million or 3.5%, which included $22.8 million or 1.5% of unfavorable foreign currency impact. The decline in organic net sales of $30.9 million or 2.0% was primarily due to the impacts of COVID-19.

In the Americas, net sales decreased $68.0 million or 7.3%, which included $6.0 million or 0.5% of unfavorable foreign currency impact. Organic net sales decreased $62.0 million or 6.7%. Additional information by end market is as follows:
•Biopharma — Sales grew in the low single-digits. Biopharma production grew at a double-digit rate driven by strong demand for our proprietary product offering and specialty chemicals. This was offset by relatively flat growth at research & development customers as lab occupancy was reduced due to the COVID-19 pandemic.
•Healthcare — Sales declined in the double digits driven by COVID-19 impact on elective procedures and clinical diagnostics. This was partially offset by growth in the hospitals segment.
•Education and government —Sales declined in the double digits due to school and academic lab closures related to COVID-19. This was partially offset by mid single-digit growth from government customers.
•Advanced technologies & applied materials —We experienced low-single digit contraction driven by softness in our industrial sector partially offset by growth in our semiconductor and microelectronics platforms.
In Europe, net sales increased $2.4 million or 0.5%, which included $12.8 million or 2.5% of unfavorable foreign currency impact. Organic net sales increased $15.2 million or 3.0%. Additional information by end market is as follows:
•Biopharma — Sales grew in the double digits driven by sales of chemicals and consumables and person protective equipment to support our ongoing business, as well as solutions to support COVID-19 detection and testing. This was partially offset by declines in equipment and instrumentation as customers continued to limit capital spending amid the pandemic.
•Healthcare — Sales grew in the low single digits as sales of COVID-19 testing kits and personal protective equipment were partially offset by a decline in elective procedures and clinical diagnostics due to COVID-19.
•Education & government — Sales declined in the double digits as a result of academic lab closures due to COVID-19.
• Advanced technologies & applied materials — Sales declined in the double digits as COVID-19 impacted industrial customers.
In AMEA, net sales increased $11.9 million or 13.5%, which included $4.0 million or 4.7% of unfavorable foreign currency impact. Organic net sales increased $15.9 million or 18.2%. Additional information by end market is as follows:
•Biopharma — Sales grew in the double digits driven by strong growth in biopharma production and lab supplies.
•Advanced technologies & applied materials — Sales grew in the double digits primarily driven by sales of chemicals and consumables used to produce COVID-19 testing kits.
Six months ended

(in millions)	Six months ended June 30,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	Organic net sales growth
	2020	2019
Americas	$1,756.6	$1,782.8	$(26.2)	$(10.5)	$(15.7)
Europe	1,065.0	1,060.7	4.3	(28.6)	32.9
AMEA	176.1	169.0	7.1	(4.7)	11.8
Total	$2,997.7	$3,012.5	$(14.8)	$(43.8)	$29.0
Net Sales decreased $14.8 million or 0.5%, which included $43.8 million or 1.5% of unfavorable foreign currency impact. Organic net sales increased $29.0 million or 1.0%, which was impacted by the effects of the COVID-19 pandemic experienced in the second quarter.
In the Americas, net sales decreased $26.2 million or 1.5%, which included $10.5 million or 0.6% of unfavorable foreign currency impact. Organic net sales decreased $15.7 million or 0.9% for reasons similar to the three-month period.
In Europe, net sales increased $4.3 million or 0.4%, which included $28.6 million or 2.8% of unfavorable foreign currency impact. Organic net sales increased $32.9 million or 3.2% for reasons similar to the three-month period.

In AMEA, net sales increased $7.1 million or 4.2%, which included $4.7 million or 2.9% of unfavorable foreign currency impact. Organic net sales increased $11.8 million or 7.1% for reasons similar to the three-month period, partially offset by logistics constraints in India relating to COVID-19 earlier in the period.
Gross margin

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2020	2019		2020	2019
Gross margin	33.2%	32.1%	110 bps	33.1%	32.1%	100 bps
Three months ended
The increase in gross margin included 40 basis points from more favorable prices relative to cost inflation and 70 basis points of favorable product mix, reflecting strong growth from proprietary materials products.
The global restructuring program initiated following the VWR acquisition contributed a total of $16.0 million to 2020 gross profit and included more favorable prices relative to cost inflation, product cost reductions and productivity improvements from leaner footprints and operating practices.
Six months ended
The increase in gross margin included 30 basis points from more favorable prices relative to cost inflation and 70 basis points of favorable product mix, reflecting strong growth from proprietary materials products.
The global restructuring program initiated following the VWR acquisition contributed a total of $41.8 million to 2020 gross profit and included more favorable prices relative to cost inflation, product cost reductions and productivity improvements from leaner footprints and operating practices.
Operating income

(in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2020	2019		2020	2019
Gross profit	$490.6	$491.1	$(0.5)	$992.5	$966.3	$26.2
Operating expenses	324.0	372.0	(48.0)	667.5	709.6	(42.1)
Operating income	$166.6	$119.1	$47.5	$325.0	$256.7	$68.3

Three months ended
Gross profit was essentially flat as favorable mix and pricing relative to cost inflation were offset by lower volume from COVID-19. The reduction in operating expenses primarily reflects the non-recurrence of $42.7 million of stock-based compensation expense from the prior year. Operating expenses also declined reflecting discretionary cost controls around travel, expenses and hiring, coupled with government mandated stay-at-home orders in response to COVID-19.
Six months ended
Gross profit increased $26.2 million primarily from the volume increases and pricing relative to cost inflation in the first quarter. The reduction in operating expenses primarily reflects the non-recurrence of $42.7 million of stock-based compensation expense from the prior year. Operating expenses also declined reflecting discretionary cost controls around travel, expenses and hiring, coupled with government mandated stay-at-home orders in response to COVID-19.
Net income or loss

(in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2020	2019		2020	2019
Operating income	$166.6	$119.1	$47.5	$325.0	$256.7	$68.3
Interest expense	(92.1)	(115.1)	23.0	(186.6)	(243.7)	57.1
Loss on extinguishment of debt	—	(70.2)	70.2	—	(70.2)	70.2
Other income, net	4.2	15.6	(11.4)	5.0	10.5	(5.5)
Income tax (expense) benefit	(18.5)	1.9	(20.4)	(36.2)	(8.2)	(28.0)
Net income (loss)	$60.2	$(48.7)	$108.9	$107.2	$(54.9)	$162.1
Three and six months ended
Net income for the three and six months ended increased $108.9 million and $162.1 million, respectively, primarily due to higher operating income, as previously discussed, as well as lower interest expense and the absence of a loss on extinguishment of debt from the prior year, both of which were the result of a prepayment of a portion of our term loans using proceeds from our initial public offering. This was partially offset by increased income tax expense driven by higher pre-tax income, and lower other income resulting from less foreign currency gains on financing activities.
Adjusted EBITDA and Adjusted EBITDA margin
For a reconciliation of Adjusted EBITDA to the most directly comparable measure under GAAP, see “Reconciliations of non-GAAP financial measures.”

(in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2020	2019		2020	2019
Adjusted EBITDA:
Americas	$197.4	$193.8	$3.6	$387.4	$360.1	$27.3
Europe	88.3	81.6	6.7	180.0	171.3	8.7
AMEA	22.5	17.0	5.5	35.9	35.5	0.4
Corporate	(34.9)	(23.6)	(11.3)	(67.2)	(50.1)	(17.1)
Total	$273.3	$268.8	$4.5	$536.1	$516.8	$19.3

Adjusted EBITDA margin	18.5%	17.5%	1.0%	17.9%	17.2%	0.7%
Three months ended
Adjusted EBITDA increased $4.5 million or 1.7%, which included an unfavorable foreign currency translation impact of $3.2 million or 1.2%. The reasons for the remaining growth of $7.6 million or 2.9%, are discussed below:
In the Americas, Adjusted EBITDA grew $3.6 million or 1.8%, or 2.2% when adjusted for unfavorable foreign currency translation impact. Favorable product mix, commercial excellence, and savings from SG&A cost management initiatives and government-mandated stay-at-home orders in response to COVID-19 more than offset the volume impact on net sales.
In Europe, Adjusted EBITDA grew $6.7 million or 8.1%, or 10.7% when adjusted for unfavorable foreign currency translation impact. In addition to favorable product mix and commercial excellence, SG&A cost management initiatives and government-mandated stay-at-home orders in response to COVID-19 contributed to the strong growth.
In AMEA, Adjusted EBITDA grew $5.5 million or 32.7%, or 35.8% when adjusted for unfavorable foreign currency translation. In addition to favorable product mix and commercial excellence, SG&A cost management initiatives and government-mandated stay-at-home orders in response to COVID-19 contributed to the strong growth.
In Corporate, Adjusted EBITDA declined $11.3 million or 47.8% reflecting increased public company costs, stock-based compensation expense and miscellaneous provisions.

Six months ended
Adjusted EBITDA increased $19.3 million or 3.7%, which included an unfavorable foreign currency translation impact of $5.6 million or 1.1%. The reasons for the remaining growth of $24.8 million or 4.8%, are discussed below:
In the Americas, Adjusted EBITDA grew $27.3 million or 7.5%, or 7.8% when adjusted for unfavorable foreign currency translation impact for reasons similar to the three-month period.
In Europe, Adjusted EBITDA grew $8.7 million or 5.1%, or 7.4% when adjusted for unfavorable foreign currency translation impact for reasons similar to the three-month period.
In AMEA, Adjusted EBITDA grew $0.4 million or 1.2%, or 3.3% when adjusted for unfavorable foreign currency translation impact for reasons similar to the three-month period.
In Corporate, Adjusted EBITDA declined $17.1 million or 34.1% for reasons similar to the three-month period.
Reconciliations of non-GAAP financial measures
The following table presents the reconciliation of net income or loss to Adjusted EBITDA:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$60.2	$(48.7)	$107.2	$(54.9)
Interest expense	92.1	115.1	186.6	243.7
Income tax expense (benefit)	18.5	(1.9)	36.2	8.2
Depreciation and amortization	97.8	103.0	194.3	201.3
Net foreign currency gain from financing activities	(1.8)	(14.3)	(0.2)	(8.1)
Loss on extinguishment of debt	—	70.2	—	70.2
Other share-based compensation expense	1.1	42.7	—	42.7
Restructuring and severance charges	3.2	0.9	4.4	6.4
VWR transaction, integration and planning expenses	1.5	5.1	5.1	11.4
Other	0.7	(3.3)	2.5	(4.1)
Adjusted EBITDA	$273.3	$268.8	$536.1	$516.8

Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows. Most of our long-term financing is from indebtedness.
The ongoing COVID-19 outbreak has dramatically reduced global economic activity and negatively impacted the financial markets. Despite this, in the second quarter of 2020 our results remained strong. We generated $89.2 million of cash provided by operating activities, we ended the quarter with $415.3 million of cash and cash equivalents and our availability under credit facilities was $536.1 million. We also have no debt repayments due in the next twelve months other than required term loan prepayments of $10.7 million.
Liquidity
The following table presents our primary sources of liquidity:

(in millions)	June 30, 2020
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$300.0	$250.0	$550.0
Undrawn letters of credit outstanding	(12.3)	(1.6)	(13.9)
Outstanding borrowings	—	—	—
Unused availability	$287.7	$248.4	$536.1
Cash and cash equivalents			415.3
Total liquidity			$951.4
We fund short-term cash requirements primarily from operating cash flows. Some of our credit line availability depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs. As of June 30, 2020, we were in compliance with our debt covenants.
At June 30, 2020, $211.7 million or 51.0% of our $415.3 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.
In July of 2020, we refinanced our revolving credit facility to obtain an additional $265.0 million of available funding, bringing the total amount of available funding under this facility to $515.0 million, and $815.0 million when combined with the receivables facility. The revolving credit facility will mature on July 14, 2025. For additional information, see note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Six months ended June 30,		Change
	2020	2019
Operating activities:
Working capital changes*	$(26.0)	$(140.0)	$114.0
Non-cash items	232.7	295.3	(62.6)
All other	135.6	(86.2)	221.8
Total	342.3	69.1	273.2
Investing activities	(24.4)	(20.3)	(4.1)
Financing activities	(86.4)	(67.8)	(18.6)
Capital expenditures	(26.1)	(26.4)	0.3
━━━━━━━━━
* Includes changes to our accounts receivable, inventory, contract assets and accounts payable balances.
Cash flows from operating activities increased $273.2 million in 2020 primarily due to an increase of operating income and reductions in cash paid for interest, income taxes and working capital.
Investing activities used $4.1 million more cash in 2020, reflecting consistent capital spending but fewer proceeds from the sale of capital assets.
Financing activities used $18.6 million more cash in 2020 primarily from the payment of dividends on our MCPS, offset by cash proceeds received from the exercise of stock options.
Indebtedness
For information about our indebtedness, refer to the section entitled “Liquidity” and note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”
New accounting standards
For information about new accounting standards, see note 3 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”
Item 3. Quantitative and qualitative disclosures about market risk
There have been no significant changes to the disclosures about market risk included in our Annual Report.

Item 4. Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition described in the risk factors contained in our Annual Report on Form 10-K, including the impact of:
•Significant interruptions in the operations of our manufacturing or distribution centers and logistics providers for the reasons described below;
•Global and regional economic and political conditions on our production, supply chain, the overall demand for our products and the ability of our customers to purchase and/or pay for our products as a result of the pandemic’s impact on them; our ability to develop and produce new products and services in an effort to address medical and other requirements as a result of the pandemic;
•Changes in foreign laws, regulations and regulatory requirements;
•Limitations on our ability to enforce legal rights and remedies with third parties or partners outside the United States;
•The risk of regulatory enforcement actions, product defects or claims thereof;
•Our ability to pursue our growth strategies;
•Our strategy to pursue strategic acquisitions;
•Changes within the industries that we serve;
•Our ability to access raw materials for use in the products we manufacture; and
•The potential loss of customers or a reduction in orders from a significant number of customers.

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
Item 2. Unregistered sales of equity securities and use of proceeds
None.
Item 3. Defaults upon senior securities
None.
Item 4. Mine safety disclosures
Not applicable.
Item 5. Other information
None.

Item 6. Exhibits

Exhibit no.	Exhibit description	Method of filing
4.1	Indenture, dated as of July 17, 2020, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K on July 17, 2020
10.1
Amendment No. 4 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer.
Previously filed as Exhibit 10.1 to the Current Report on Form 8-K on July 14, 2020
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

Avantor, Inc.

Date: July 29, 2020	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)