Form 10-Q
period 2020-09-30
Avantor, Inc.
filed 2020-10-27
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On October 20, 2020, 578,338,818 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended September 30, 2020

i

Glossary

Description
we, us, our	Avantor, Inc. and its subsidiaries
2019 Plan	the Avantor, Inc. 2019 Equity Incentive Plan, a stock-based compensation plan
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Annual Report	our annual report on Form 10-K for the year ended December 31, 2019
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
CARES	the Coronavirus Aid, Relief, and Economic Security Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
cGMP	Current Good Manufacturing Practice
double-digit	greater than 10%
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
GAAP	United States generally accepted accounting principles
high single-digit	7 - 9%
JCPS	Junior Convertible Preferred Stock
LIBOR	the basic rate of interest used in lending between banks on the London interbank market
low single-digit	1 - 3%
MCPS	6.250% Series A Mandatory Convertible Preferred Stock
mid single-digit	4 - 6%
NuSil	NuSil Acquisition Corp, NuSil Investments LLC and subsidiaries, a business organization with which we merged in 2016
NuSil Investors	NuSil LLC and NuSil 2.0 LLC, former owners of NuSil that are controlled by its former management
PPE	personal protective equipment
RSU	restricted stock unit
SAR	stand alone appreciation right
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
Specialty procurement	product sales related to customer procurement services
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

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
In the first and second quarters of 2020, we updated our risk factors to reflect new developments in the scale and scope of the new global coronavirus pandemic under Part II, Item 1A, “Risk Factors.” You should also understand that the following important factors, in addition to those discussed under “Risk Factors” in our Annual Report, as such risk factors may be updated from time to time in our periodic filings with the SEC and in this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
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
v

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$370.5	$186.7
Accounts receivable, net of allowances of $27.5 and $18.6	1,036.9	988.8
Inventory	729.8	711.2
Other current assets	159.6	134.8
Total current assets	2,296.8	2,021.5
Property, plant and equipment, net of accumulated depreciation of $360.3 and $307.8	552.5	557.0
Other intangible assets, net (see note 8)	4,041.7	4,220.2
Goodwill	2,808.8	2,769.4
Other assets	238.6	205.2
Total assets	$9,938.4	$9,773.3
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$14.4	$93.5
Accounts payable	625.3	560.2
Employee-related liabilities	130.4	114.3
Accrued interest	63.5	74.2
Other current liabilities	302.4	232.3
Total current liabilities	1,136.0	1,074.5
Debt, net of current portion	5,056.5	5,023.0
Deferred income tax liabilities	760.7	785.4
Other liabilities	432.9	428.2
Total liabilities	7,386.1	7,311.1
Commitments and contingencies (see note 10)
Stockholders’ equity:
MCPS including paid-in capital, 20.7 shares outstanding	1,003.7	1,003.7
Common stock including paid-in capital, 578.0 and 572.8 shares outstanding	1,743.6	1,748.1
Accumulated deficit	(140.3)	(203.7)
Accumulated other comprehensive loss	(54.7)	(85.9)
Total stockholders’ equity	2,552.3	2,462.2
Total liabilities and stockholders’ equity	$9,938.4	$9,773.3

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net sales	$1,605.0	$1,503.8	$4,602.7	$4,516.3
Cost of sales	1,098.6	1,029.8	3,103.8	3,076.0
Gross profit	506.4	474.0	1,498.9	1,440.3
Selling, general and administrative expenses	329.2	330.8	996.7	1,040.4
Operating income	177.2	143.2	502.2	399.9
Interest expense	(65.2)	(98.3)	(251.8)	(342.0)
Loss on extinguishment of debt	(226.4)	—	(226.4)	(70.2)
Other income (expense), net	6.6	(7.6)	11.6	2.9
(Loss) income before income taxes	(107.8)	37.3	35.6	(9.4)
Income tax benefit (expense)	65.6	(15.2)	29.4	(23.4)
Net (loss) income	(42.2)	22.1	65.0	(32.8)
Accumulation of yield on preferred stock	(16.1)	(16.4)	(48.4)	(136.4)
Accretion of make whole premium on series A preferred stock	—	—	—	(220.4)
Net (loss) income available to common stockholders	$(58.3)	$5.7	$16.6	$(389.6)

(Loss) earnings per share:
Basic	$(0.10)	$0.01	$0.03	$(1.13)
Diluted	$(0.10)	$0.01	$0.03	$(1.13)
Weighted average shares outstanding:
Basic	577.2	570.0	575.5	343.7
Diluted	577.2	580.7	582.5	343.7

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(42.2)	$22.1	$65.0	$(32.8)
Other comprehensive income (loss):
Foreign currency translation — unrealized gain (loss)	55.1	(62.7)	31.0	(59.3)
Derivative instruments:
Unrealized gain (loss)	0.3	1.0	2.6	(0.5)
Reclassification of gain into earnings	(0.7)	(0.9)	(1.5)	(1.2)
Defined benefit plans:
Unrealized loss	(0.6)	(0.1)	(0.4)	(0.1)
Reclassification of gain into earnings	(0.1)	(0.2)	(0.3)	(0.5)
Other comprehensive income (loss) before income taxes	54.0	(62.9)	31.4	(61.6)
Income tax effect	0.1	0.1	(0.2)	0.6
Other comprehensive income (loss)	54.1	(62.8)	31.2	(61.0)
Comprehensive income (loss)	$11.9	$(40.7)	$96.2	$(93.8)

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated deficit	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	20.7	$1,003.7	576.3	$1,744.0	$(98.1)	$(108.8)	$2,540.8
Comprehensive (loss) income	—	—	—	—	(42.2)	54.1	11.9
Stock-based compensation expense	—	—	—	10.6	—	—	10.6
Accumulation of yield on preferred stock	—	—	—	(16.1)	—	—	(16.1)
Stock option exercises and other common stock transactions	—	—	1.7	5.1	—	—	5.1
Balance at September 30, 2020	20.7	$1,003.7	578.0	$1,743.6	$(140.3)	$(54.7)	$2,552.3

Balance at June 30, 2019	20.7	$1,003.7	568.8	$1,768.3	$(296.4)	$(64.7)	$2,410.9
Issuances, net of issuance costs	—	—	—	(0.1)	—	—	(0.1)
Comprehensive income (loss)	—	—	—	—	22.1	(62.8)	(40.7)
Stock-based compensation expense	—	—	—	1.9	—	—	1.9
Accumulation of yield on preferred stock	—	—	—	(16.4)	—	—	(16.4)
Exercise of warrants	—	—	2.6	—	—	—	—
Balance at September 30, 2019	20.7	$1,003.7	571.4	$1,753.7	$(274.3)	$(127.5)	$2,355.6
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity (continued)

(in millions)	Stockholders’ equity
	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated deficit	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	20.7	$1,003.7	572.8	$1,748.1	$(203.7)	$(85.9)	$2,462.2
Impact of new accounting standard	—	—	—	—	(1.6)	—	(1.6)
Comprehensive income	—	—	—	—	65.0	31.2	96.2
Stock-based compensation expense	—	—	0.6	30.1	—	—	30.1
Accumulation of yield on preferred stock	—	—	—	(48.4)	—	—	(48.4)
Stock option exercises and other common stock transactions	—	—	4.6	13.8	—	—	13.8
Balance at September 30, 2020	20.7	$1,003.7	578.0	$1,743.6	$(140.3)	$(54.7)	$2,552.3

Balance at December 31, 2018	—	$—	132.8	$(2,746.8)	$(238.4)	$(66.5)	$(3,051.7)
Impact of new accounting standard	—	—	—	—	(3.1)	—	(3.1)
Issuances, net of issuance costs	20.7	1,003.7	238.1	3,231.9	—	—	4,235.6
Conversion of JCPS	—	—	194.5	1,562.0	—	—	1,562.0
Comprehensive loss	—	—	—	—	(32.8)	(61.0)	(93.8)
Stock-based compensation expense	—	—	—	54.6	—	—	54.6
Accumulation of yield on preferred stock	—	—	—	(136.4)	—	—	(136.4)
Accretion of make whole premium on series A preferred stock	—	—	—	(220.4)	—	—	(220.4)
Exercise of warrants	—	—	6.0	—	—	—	—
Award reclassification	—	—	—	8.8	—	—	8.8
Balance at September 30, 2019	20.7	$1,003.7	571.4	$1,753.7	$(274.3)	$(127.5)	$2,355.6

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$65.0	$(32.8)
Reconciling adjustments:
Depreciation and amortization	293.4	301.6
Stock-based compensation expense	31.4	57.4
Non-cash restructuring charges	—	10.0
Provision for accounts receivable and inventory	31.5	22.9
Deferred income tax benefit	(90.7)	(67.5)
Amortization of deferred financing costs	19.0	26.5
Loss on extinguishment of debt	226.4	70.2
Foreign currency remeasurement (gain) loss	(1.2)	2.8
Changes in assets and liabilities:
Accounts receivable	(50.6)	(76.9)
Inventory	(33.5)	(74.1)
Accounts payable	67.8	11.7
Accrued interest	(10.7)	58.5
Other assets and liabilities	75.3	(36.3)
Other, net	0.7	(7.0)
Net cash provided by operating activities	623.8	267.0
Cash flows from investing activities:
Capital expenditures	(41.4)	(39.5)
Other	1.1	8.8
Net cash used in investing activities	(40.3)	(30.7)
Cash flows from financing activities:
Debt borrowings	2,001.6	—
Debt repayments	(2,171.5)	(1,825.4)
Payments of debt refinancing fees and premiums	(198.0)	—
Payments of contingent consideration	—	(4.6)
Proceeds from issuance of stock, net of issuance costs	—	4,235.6
Redemption of series A preferred stock	—	(2,630.9)
Payments of dividends on preferred stock	(48.4)	(15.1)
Proceeds received from exercise of stock options	13.8	—
Net cash used in financing activities	(402.5)	(240.4)
Effect of currency rate changes on cash	2.8	(6.7)
Net change in cash and cash equivalents	183.8	(10.8)
Cash, cash equivalents and restricted cash, beginning of period	189.3	187.7
Cash, cash equivalents and restricted cash, end of period	$373.1	$176.9

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
In response to the COVID-19 outbreak, on March 27, 2020, the United States Government enacted the CARES Act, which provides financial stimulus to qualifying businesses. We expect to benefit from the provisions under the CARES Act that allow for an increased deduction of business interest for income tax purposes for fiscal years 2019 and 2020, and for the deferral of payments for certain employment taxes incurred through the end of fiscal year 2020. For the business interest deduction, we recognized a cash benefit of $28.3 million for fiscal year 2019, which we applied to our 2020 estimated tax payments. We expect this deduction will also provide at least a $20.3 million cash benefit for fiscal year 2020.
Secondary offerings
On May 26, 2020 and August 21, 2020, we completed secondary offerings of 51.75 million shares and 63.89 million shares of our common stock, respectively, held by certain of our stockholders at the offering prices of $16.25 and $19.51 per share, respectively. The shares offered included the full exercise by the underwriters of their option to purchase up to 6.75 million and 8.33 million additional shares of common stock, respectively. No shares were sold by us, and we received no proceeds from these offerings. Fees incurred to complete these transactions were expensed as incurred and immaterial.
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
4.    Earnings or loss per share
The following table presents the reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2020:

	Three months ended September 30, 2020			Nine months ended September 30, 2020
(in millions, except per share data)	Earnings /(loss) (numerator)	Weighted average shares outstanding (denominator)	Earnings / (loss) per share	Earnings /(loss) (numerator)	Weighted average shares outstanding (denominator)	Earnings / (loss) per share
Basic	$(58.3)	577.2	$(0.10)	$16.6	575.5	$0.03
Dilutive effect of stock-based awards	—	—		—	7.0
Diluted	$(58.3)	577.2	$(0.10)	$16.6	582.5	$0.03
For the three months ended September 30, 2020, basic and diluted loss per share calculations were the same because there was a net loss available to common stockholders. As a result, 22.6 million of stock options, 5.2 million of restricted stock units and 62.9 million of MCPS were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.
For the nine months ended September 30, 2020, diluted earnings per share included accumulated yield of $48.4 million and excluded 62.9 million of common stock equivalents under the MCPS because they were anti-dilutive to the calculation.

The following table presents the reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2019:

	Three months ended September 30, 2019			Nine months ended September 30, 2019
(in millions, except per share data)	Earnings /(loss) (numerator)	Weighted average shares outstanding (denominator)	Earnings / (loss) per share	Earnings /(loss) (numerator)	Weighted average shares outstanding (denominator)	Earnings / (loss) per share
Basic	$5.7	570.0	$0.01	$(389.6)	343.7	$(1.13)
Effect of dilutive securities:
Stock-based awards	—	8.3		—	—
Warrants	—	2.4		—	—
Diluted	$5.7	580.7	$0.01	$(389.6)	343.7	$(1.13)
For the three months ended September 30, 2019, diluted earnings per share included accumulated yield of $16.4 million and excluded 70.4 million of common stock equivalents under the MCPS because they were anti-dilutive to the calculation.
For the nine months ended September 30, 2019 basic and diluted loss per share calculations were the same because there was a net loss available to common stockholders. As a result, 24.1 million of stock options, 5.6 million of restricted stock units and 70.4 million of MCPS were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.
5.    Segment financial information
We report based on three geographic segments based on customer location: Americas, Europe and AMEA. Each segment manufactures and distributes solutions for the biopharmaceutical, healthcare, education & government and advanced technologies & applied materials industries. Corporate costs are managed on a standalone basis and not allocated to segments.

The following table presents information by reportable segment:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net sales:
Americas	$950.5	$918.2	$2,707.1	$2,701.0
Europe	562.1	501.1	1,627.1	1,561.8
AMEA	92.4	84.5	268.5	253.5
Total	$1,605.0	$1,503.8	$4,602.7	$4,516.3
Adjusted EBITDA:
Americas	$203.6	$182.7	$591.0	$542.8
Europe	98.4	84.0	278.4	255.3
AMEA	20.9	15.9	56.8	51.4
Corporate	(37.3)	(31.8)	(104.5)	(81.9)
Total	$285.6	$250.8	$821.7	$767.6
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.
The following table presents the reconciliation of Adjusted EBITDA from net income or loss, the nearest measurement under GAAP:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(42.2)	$22.1	$65.0	$(32.8)
Interest expense	65.2	98.3	251.8	342.0
Income tax (benefit) expense	(65.6)	15.2	(29.4)	23.4
Depreciation and amortization	99.1	100.3	293.4	301.6
Net foreign currency (gain) loss from financing activities	(4.1)	8.2	(4.3)	0.1
Loss on extinguishment of debt	226.4	—	226.4	70.2
Other stock-based compensation expense	0.6	(9.2)	0.6	33.5
Restructuring and severance charges	2.3	13.4	6.7	19.8
VWR transaction, integration and planning expenses	2.1	5.4	7.2	16.8
Other	1.8	(2.9)	4.3	(7.0)
Adjusted EBITDA	$285.6	$250.8	$821.7	$767.6

The following table presents net sales by product line:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Proprietary materials & consumables	$562.2	$494.2	$1,654.3	$1,500.9
Third party materials & consumables	610.0	592.8	1,764.1	1,792.8
Services & specialty procurement	215.4	195.7	580.0	562.5
Equipment & instrumentation	217.4	221.1	604.3	660.1
Total	$1,605.0	$1,503.8	$4,602.7	$4,516.3

6.    Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash flow information:

(in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$370.5	$186.7
Restricted cash classified as other assets	2.6	2.6
Total	$373.1	$189.3

(in millions)	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Cash paid for income taxes, net	$32.0	$100.2
Cash paid for interest	252.6	258.4
Cash paid under operating leases	31.7	33.4
Cash paid under finance leases	3.9	3.7
Cash flows from financing activities:
Cash paid under finance leases	3.3	4.1

7.    Inventory
The following table presents the components of inventory:

(in millions)	September 30, 2020	December 31, 2019
Merchandise inventory	$452.5	$445.2
Finished goods	113.0	104.4
Raw materials	125.0	125.1
Work in process	39.3	36.5
Total	$729.8	$711.2

8.    Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	September 30, 2020			December 31, 2019
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$4,609.7	$822.4	$3,787.3	$4,547.7	$641.3	$3,906.4
VWR trade name	269.0	170.1	98.9	264.3	123.3	141.0
Other	183.2	120.0	63.2	182.8	102.3	80.5
Total finite-lived	$5,061.9	$1,112.5	3,949.4	$4,994.8	$866.9	4,127.9
Indefinite-lived			92.3			92.3
Total			$4,041.7			$4,220.2

9.    Restructuring and severance
The following table presents restructuring and severance charges by plan:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
2017 restructuring program	$1.9	$13.3	$6.1	$19.1
Other	0.4	0.1	0.6	0.7
Total	$2.3	$13.4	$6.7	$19.8
During the three months ended September 30, 2020, there were no material updates to our liabilities or expense under the 2017 restructuring program.
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
Other noteworthy matters
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. This matter is covered by the indemnification arrangement previously described. At September 30, 2020, our accrued obligation under this order is $3.9 million, which is calculated based on expected cash payments discounted at rates ranging from 0.1% in 2020 to 1.4% in 2045. The undiscounted amount of that obligation is $4.4 million.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At September 30, 2020, our balance sheet includes a liability of $3.5 million for remediation and monitoring costs. That liability is estimated primarily on expected remediation payments discounted through 2020 and is not materially different than its undiscounted amount.
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
Litigation
At September 30, 2020, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

11.    Debt
The following table presents information about our debt:

(dollars in millions)	September 30, 2020			December 31, 2019
	Interest terms	Rate	Amount
Receivables facility	LIBOR plus 0.90%	1.05%	$—	$55.5
Senior secured credit facilities:
Euro term loans	EURIBOR plus 2.50%	2.50%	368.8	391.8
U.S. dollar term loans	LIBOR plus 2.25%	3.25%	609.7	677.2
4.75% secured notes	fixed rate	4.75%	586.7	561.2
6% secured notes	fixed rate	6.00%	1,500.0	1,500.0
9% unsecured notes	fixed rate	9.00%	—	2,000.0
3.875% unsecured notes	fixed rate	3.875%	469.3	—
4.625 % unsecured notes	fixed rate	4.625%	1,550.0	—
Finance lease liabilities			71.0	59.2
Other			—	4.5
Total debt, gross			5,155.5	5,249.4
Less: unamortized deferred financing costs			(84.6)	(132.9)
Total debt			$5,070.9	$5,116.5
Classification on balance sheets:
Current portion of debt			$14.4	$93.5
Debt, net of current portion			5,056.5	5,023.0
Credit facilities
The following table presents availability under our credit facilities:

(in millions)	September 30, 2020
	Receivables facility	Revolving credit facility	Total
Capacity	$300.0	$515.0	$815.0
Undrawn letters of credit outstanding	(12.3)	(1.6)	(13.9)
Outstanding borrowings	—	—	—
Unused availability	$287.7	$513.4	$801.1

Maximum availability	$300.0	$515.0	$815.0
Capacity under the receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. At September 30, 2020, $458.2 million of accounts receivable were available as collateral under the facility.

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
Revolving credit facility
On July 14, 2020, we refinanced our revolving credit facility to obtain an additional $265.0 million of available funding, bringing the total amount of available funding under this facility to $515.0 million. The revolving credit facility will mature on July 14, 2025, and the fees incurred to complete the transaction were immaterial.
Senior unsecured notes
On July 17, 2020, we issued $1,550.0 million aggregate principal amount of 4.625% senior unsecured notes and €400.0 million aggregate principal amount of 3.875% senior unsecured notes, which will mature on July 15, 2028. We used the proceeds of $1,975.0 million, net of $26.6 million of issuance costs from the sale of these notes, along with cash on hand, to redeem all $2,000.0 million aggregate principal amount of our 9.00% senior unsecured notes that were due in October of 2025. Of the total issuance costs incurred, $4.8 million were paid to Goldman Sachs, a related party. We incurred a loss on the extinguishment of our 9.00% senior unsecured notes of $223.4 million, which reflects the payment of $169.0 million of premiums and the expense of $54.4 million of previously unamortized deferred financing costs.
Senior secured credit facilities
On September 30, 2020, we made prepayments of $62.4 million on our U.S. dollar term loans and €32.2 million on our EURO term loans. In connection with these prepayments, we expensed $3.0 million of previously unamortized deferred financing costs as a loss on extinguishment of debt.
Debt covenants
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. When applicable, we may not have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined. We were in compliance with this covenant at September 30, 2020.

12.    Accumulated other comprehensive income or loss
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at June 30, 2020	$(86.4)	$0.6	$(23.0)	$(108.8)
Unrealized gain (loss)	55.1	0.3	(0.6)	54.8
Reclassification of gain into earnings	—	(0.7)	(0.1)	(0.8)
Income tax effect	—	0.1	—	0.1
Balance at September 30, 2020	$(31.3)	$0.3	$(23.7)	$(54.7)

Balance at June 30, 2019	$(55.6)	$(0.2)	$(8.9)	$(64.7)
Unrealized (loss) gain	(62.7)	1.0	(0.1)	(61.8)
Reclassification of gain into earnings	—	(0.9)	(0.2)	(1.1)
Income tax effect	—	—	0.1	0.1
Balance at September 30, 2019	$(118.3)	$(0.1)	$(9.1)	$(127.5)

Balance at December 31, 2019	$(62.3)	$(0.5)	$(23.1)	$(85.9)
Unrealized gain (loss)	31.0	2.6	(0.4)	33.2
Reclassification of gain into earnings	—	(1.5)	(0.3)	(1.8)
Income tax effect	—	(0.3)	0.1	(0.2)
Balance at September 30, 2020	$(31.3)	$0.3	$(23.7)	$(54.7)

Balance at December 31, 2018	$(59.0)	$1.1	$(8.6)	$(66.5)
Unrealized loss	(59.3)	(0.5)	(0.1)	(59.9)
Reclassification of gain into earnings	—	(1.2)	(0.5)	(1.7)
Income tax effect	—	0.5	0.1	0.6
Balance at September 30, 2019	$(118.3)	$(0.1)	$(9.1)	$(127.5)
The reclassifications and income tax effects shown above were immaterial to the financial statements. The reclassifications were made to either cost of sales or SG&A expenses depending upon the nature of the underlying transaction.

13.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Three months ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019
Stock options	Equity	$4.2	$5.1	$12.6	$39.7
RSUs	Equity	6.0	5.1	16.4	8.5
Optionholder awards	Liability	0.2	0.7	0.6	2.6
SARs	Equity	—	(8.3)	—	6.4
Other	Both	1.0	(0.9)	1.8	0.2
Total		$11.4	$1.7	$31.4	$57.4
Balance sheet classification:
Equity		$10.6	$1.9	$30.1	$54.6
Liability		0.8	(0.2)	1.3	2.8
At September 30, 2020, unvested awards under our plans, including the 2019 plan, have remaining stock-based compensation expense of $87.1 million to be recognized over a weighted average period of 1.8 years.
At September 30, 2020, 12.6 million shares were available for future issuance under the 2019 Plan.
During the nine months ended September 30, 2019, we recognized $26.9 million of stock-based compensation expense upon the completion of our initial public offering, which satisfied a performance condition for 0.9 million stock options. The stock-based compensation expense was equivalent to the grant date fair value for these awards.
In November 2019, the NuSil Investors settled the SARs. We were not required to pay any cash upon settlement of those awards.

Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2019	22.7	$15.04
Granted	5.0	17.57
Exercised	(4.5)	3.83
Forfeited	(1.8)	17.05
Balance at September 30, 2020	21.4	17.58	$109.6	7.5 years
Expected to vest	9.9	18.53	39.8	8.7 years
Vested	11.5	16.76	69.8	6.4 years
During the nine months ended September 30, 2020, we granted stock options that have a contractual life of ten years and will vest annually over three to four years, subject to the recipient continuously providing service to us through each such date.
RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2019	5.2	$13.97
Granted	1.4	17.38
Vested	(0.9)	13.92
Forfeited	(0.6)	14.04
Balance at September 30, 2020	5.1	14.86
During the nine months ended September 30, 2020, we granted restricted stock units that will vest annually over three to four years, subject to the recipient continuously providing service to us through each such date.

14.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net foreign currency gain (loss) from financing activities	$4.1	$(8.2)	$4.3	$(0.1)
Income related to defined benefit plans	2.4	1.3	7.0	3.8
Other	0.1	(0.7)	0.3	(0.8)
Other income (expense), net	$6.6	$(7.6)	$11.6	$2.9

15.    Income taxes
The following table presents the relationship between income tax expense or benefit and income or loss before income taxes:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Income tax benefit (expense)	$65.6	$(15.2)	$29.4	$(23.4)
(Loss) income before income taxes	(107.8)	37.3	35.6	(9.4)
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
In the third quarter of 2020, we released a net of $31.5 million of previously recorded reserves for uncertain tax positions, primarily driven by the United States Internal Revenue Service finalizing their examination of our 2016 amended tax returns. The reduction in these reserves provided a direct benefit to our income tax expense.
16.    Derivative and hedging activities
We engage in hedging activities to reduce our exposure to foreign currency exchange rates. Our hedging activities are designed to manage specific risks according to our strategies, as summarized below, which may change from time to time. Our hedging activities consist of the following:
•Economic hedges — We are exposed to changes in foreign currency exchange rates on certain of our euro-denominated term loans and notes that move inversely from our portfolio of euro-denominated intercompany loans. The currency effects for these non-derivative instruments are recorded through earnings in the period of change and substantially offset one another;
•Other hedging activities — Certain of our subsidiaries hedge short-term foreign currency denominated business transactions and intercompany financing transactions using foreign currency forward contracts. These activities were not material to our consolidated financial statements; and
•Net investment hedge — We have designated €400.0 million of our 3.875% senior unsecured notes as a hedge of our net investment in certain European operations to manage our exposure to currency and exchange rate movements from these operations.
Net Investment Hedge
We designated all of our outstanding €400.0 million 3.875% senior unsecured notes, issued on July 17, 2020, and maturing on July 15, 2028, as a hedge of our net investment in certain of our European operations. For instruments that are designated and qualify as net investment hedges, the foreign currency transactional gains or losses are reported as a component of AOCI. The gains or losses would be reclassified into earnings upon a liquidation event or deconsolidation of a hedged foreign subsidiary.
Net investment hedge effectiveness is assessed based upon the change in the spot rate of the foreign currency denominated debt. The critical terms of the foreign currency notes match the portion of the net investments designated as being hedged. At September 30, 2020, the net investment hedge was equal to the designated portion of the European operations and were considered to be perfectly effective.
Non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of AOCI was $17.7 million and $0.0 million as of September 30, 2020 and December 31, 2019, respectively.
The amount of gain related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income is presented below:

(in millions)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Net investment hedges	$17.7	$17.7

(in millions)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Net investment hedges	$—	$—

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
The following table presents the carrying values, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	September 30, 2020		December 31, 2019
	Carrying value	Fair value	Carrying value	Fair value
Receivables facility	$—	$—	$55.5	$55.5
Senior secured credit facilities:
Euro term loans	368.8	367.5	391.8	397.4
U.S. dollar term loans	609.7	605.5	677.2	685.2
4.75% secured notes	586.7	608.4	561.2	599.7
6% secured notes	1,500.0	1,571.0	1,500.0	1,603.2
9% unsecured notes	—	—	2,000.0	2,241.7
3.875% unsecured notes	469.3	481.2	—	—
4.625 % unsecured notes	1,550.0	1,606.5	—	—
Finance lease liabilities	71.0	71.0	59.2	59.2
Other	—	—	4.5	4.5
Total	$5,155.5	$5,311.1	$5,249.4	$5,646.4
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
In the third quarter of 2020, we recorded net sales of $1,605.0 million, net loss of $42.2 million, which included a $226.4 loss on extinguishment of debt, and Adjusted EBITDA of $285.6 million. Net sales increased by 6.7%, including an increase in organic net sales of 5.4% compared to the same period in 2019. See “Reconciliations of non-GAAP measures” for a reconciliation of net income (loss) to Adjusted EBITDA and “Results of operations” for a reconciliation of net sales growth to organic net sales growth.
Factors and current trends affecting our business and results of operations
The following updates the factors and current trends disclosed in the Annual Report. These updates could affect our performance and financial condition in future periods.
Our results are being impacted by the ongoing global coronavirus outbreak
The COVID-19 pandemic continues to adversely affect global economies, financial markets and the overall environment in which we do business as further described in Part II, Item 1A, “Risk Factors.” The outbreak continued to have a mixed impact on the third quarter results of our three regions, as described further in the “Results of operations” section.

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

Executive summary

(dollars in millions)	Three months ended September 30,		Change
	2020	2019
Net sales	$1,605.0	$1,503.8	$101.2
Gross margin	31.6%	31.5%	10 bps
Operating income	$177.2	$143.2	$34.0
Net income (loss)	(42.2)	22.1	(64.3)
Adjusted EBITDA	285.6	250.8	34.8
Adjusted EBITDA margin	17.8%	16.7%	110 bps
Third quarter revenue growth reflects strong growth in the biopharma and healthcare end markets and COVID-19 related sales of PPE and solutions to support diagnostic testing and vaccine development. Double-digit growth of our proprietary materials and consumables product group, commercial excellence, and continued impact of productivity and cost containment contributed to Adjusted EBITDA margin expansion.
Net sales
Three months ended

(in millions)	Three months ended September 30,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	Organic net sales growth
	2020	2019
Americas	$950.5	$918.2	$32.3	$(4.3)	$36.6
Europe	562.1	501.1	61.0	25.1	35.9
AMEA	92.4	84.5	7.9	(0.1)	8.0
Total	$1,605.0	$1,503.8	$101.2	$20.7	$80.5
Net sales increased $101.2 million or 6.7%, which included $20.7 million or 1.3% of favorable foreign currency impact. The increase in organic net sales of $80.5 million or 5.4% was due to growth in our ongoing business as well as to COVID-19 related sales.
In the Americas, net sales increased $32.3 million or 3.5%, which included $4.3 million or 0.5% of unfavorable foreign currency impact. Organic net sales increased $36.6 million or 4.0%. Additional information by end market is as follows:
•Biopharma — Sales grew in the high single-digits driven by double-digit growth in biopharma production from sales of process ingredients and additives, chromatography resins, excipients, and single use solutions, partially offset by declines in sales of equipment and instrumentation as customers delayed spending due to COVID-19.

•Healthcare — Sales increased double-digits driven by demand for chemicals and consumables in our medical/clinical reference lab business, partially offset by continued softness in the demand for elective procedures.
•Education and government — Sales declined in the high single-digits due to school and academic lab closures related to COVID-19. This was partially offset by double-digit growth from government customers related to COVID-19.
•Advanced technologies & applied materials — Sales were roughly flat, with growth in our semiconductor and microelectronics platforms largely offset by softness in our industrial sector.
In Europe, net sales increased $61.0 million or 12.2%, which included $25.1 million or 5.0% of favorable foreign currency impact. Organic net sales increased $35.9 million or 7.2%. Additional information by end market is as follows:
•Biopharma — Sales grew in the double-digits driven by sales of production chemicals, single-use solutions, consumables and PPE to support our ongoing business, as well as solutions to support COVID-19 detection and testing.
•Healthcare — Sales grew in the high single-digits as sales of COVID-19 testing content and PPE were partially offset by a continued decline in elective procedures and ongoing clinical diagnostics due to COVID-19.
•Education & government — Sales grew in the mid single-digits driven by our government customers, partially offset by academic lab closures due to COVID-19.
• Advanced technologies & applied materials — Sales declined in the mid single-digits as COVID-19 continues to impact industrial customers.
In AMEA, net sales increased $7.9 million or 9.3%, which included $0.1 million or 0.1% of unfavorable foreign currency impact. Organic net sales increased $8.0 million or 9.4%. Additional information by end market is as follows:
•Biopharma — Sales grew in the double-digits driven by strong growth in biopharma production chemicals and lab supplies.
•Advanced technologies & applied materials — Sales declined in the high single-digits primarily driven by prior year sales of equipment and instrumentation to labs in China and timing of sales for our electronic materials products.

Nine months ended

(in millions)	Nine months ended September 30,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	Organic net sales growth
	2020	2019
Americas	$2,707.1	$2,701.0	$6.1	$(14.8)	$20.9
Europe	1,627.1	1,561.8	65.3	(3.5)	68.8
AMEA	268.5	253.5	15.0	(4.9)	19.9
Total	$4,602.7	$4,516.3	$86.4	$(23.2)	$109.6
Net sales increased $86.4 million or 1.9%, which included $23.2 million or 0.5% of unfavorable foreign currency impact. Organic net sales increased $109.6 million or 2.4%, which was negatively impacted by the effects of the COVID-19 pandemic experienced primarily in the second and third quarters.
In the Americas, net sales increased $6.1 million or 0.2%, which included $14.8 million or 0.6% of unfavorable foreign currency impact. Organic net sales increased $20.9 million or 0.8% including 5.4% growth in the first quarter, 6.7% decline in the second quarter and 4.0% growth in the third quarter. The negative impacts from COVID-19 were most pronounced in the second quarter and began to moderate in the third. Increased sales of PPE and solutions to support COVID-19 detection and vaccination and moderation of academic and school closure rates are driving the improvement in quarterly growth rates.
In Europe, net sales increased $65.3 million or 4.2%, which included $3.5 million or 0.3% of unfavorable foreign currency impact. Organic net sales increased $68.8 million or 4.5% driven by strength in biopharma and by solutions to support COVID-19 detection and vaccination.
In AMEA, net sales increased $15.0 million or 5.9%, which included $4.9 million or 2.0% of unfavorable foreign currency impact. Organic net sales increased $19.9 million or 7.9% largely due to strength in our biopharma production business. The AMEA region dealt with the effects of the COVID-19 pandemic in the first quarter when we experienced organic net sales decline of 5.1%. Growth from sales of PPE helped to drive a return to organic net sales growth in the second quarter of 18.2%. The third quarter has seen the region return to normalized high single-digit growth.

Gross margin

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2020	2019		2020	2019
Gross margin	31.6%	31.5%	10 bps	32.6%	31.9%	70 bps
Three months ended
The increase in gross margin included 60 basis points from commercial excellence and 20 basis points of favorable product mix, reflecting strong growth from proprietary materials and consumables, which was partially offset by 70 basis points worth of adjustments to reduce the carrying value of inventories to their market value.
The global restructuring program initiated following the VWR acquisition contributed an additional $13.6 million to third quarter 2020 gross profit compared to the same period of the prior year and included more favorable prices relative to cost inflation, product cost reductions and productivity improvements from leaner footprints and operating practices.
Nine months ended
The increase in gross margin included 50 basis points of favorable product mix, reflecting strong growth from proprietary materials products and 40 basis points from commercial excellence. This was partially offset by 20 basis points worth of adjustments to reduce the carrying value of inventories to their market value.
The global restructuring program initiated following the VWR acquisition contributed an additional $55.4 million to nine months ended September 30, 2020 gross profit compared to the same period of the prior year and included more favorable prices relative to cost inflation, product cost reductions and productivity improvements from leaner footprints and operating practices.
Operating income

(in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2020	2019		2020	2019
Gross profit	$506.4	$474.0	$32.4	$1,498.9	$1,440.3	$58.6
Operating expenses	329.2	330.8	(1.6)	996.7	1,040.4	(43.7)
Operating income	$177.2	$143.2	$34.0	$502.2	$399.9	$102.3
Three months ended
Gross profit increased $32.4 million due to the reasons described above. The reduction in operating expenses primarily reflects cost containment due to COVID-19 related measures such as discretionary cost controls around travel, expenses and hiring, along with the reduction in restructuring and severance charges and the benefit of prior year restructuring activity. These benefit were offset by the non-recurrence of $9.2 million of stock-based compensation benefits from the prior year, as well as inflation.
Nine months ended
Gross profit increased $58.6 million due to the reasons described above. The reduction in operating expenses primarily reflects the non-recurrence of $33.5 million of stock-based compensation expense from the prior year. Operating expenses also declined reflecting cost containment due to COVID-19 related measures such as discretionary cost controls around travel, expenses and hiring, along with the reduction in restructuring and severance charges and the benefit of prior year restructuring activity offset by inflation.
Net income or loss

(in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2020	2019		2020	2019
Operating income	$177.2	$143.2	$34.0	$502.2	$399.9	$102.3
Interest expense	(65.2)	(98.3)	33.1	(251.8)	(342.0)	90.2
Loss on extinguishment of debt	(226.4)	—	(226.4)	(226.4)	(70.2)	(156.2)
Other income (expense), net	6.6	(7.6)	14.2	11.6	2.9	8.7
Income tax benefit (expense)	65.6	(15.2)	80.8	29.4	(23.4)	52.8
Net (loss) income	$(42.2)	$22.1	$(64.3)	$65.0	$(32.8)	$97.8
Three and nine months ended
Net (loss) income for the three and nine months ended decreased $64.3 million and increased $97.8 million, respectively. The third quarter decline was primarily driven by $226.4 million of loss on extinguishment of our 9% senior unsecured notes, which we refinanced in the third quarter for more favorable interest rates. For the nine-month period, higher operating income along with lower interest expense from our refinancing and declining debt balance, and lower tax expense from rate improvement more than offset the loss on extinguishment of our 9% senior unsecured notes.
Adjusted EBITDA and Adjusted EBITDA margin
For a reconciliation of Adjusted EBITDA to the most directly comparable measure under GAAP, see “Reconciliations of non-GAAP financial measures.”

(in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2020	2019		2020	2019
Adjusted EBITDA:
Americas	$203.6	$182.7	$20.9	$591.0	$542.8	$48.2
Europe	98.4	84.0	14.4	278.4	255.3	23.1
AMEA	20.9	15.9	5.0	56.8	51.4	5.4
Corporate	(37.3)	(31.8)	(5.5)	(104.5)	(81.9)	(22.6)
Total	$285.6	$250.8	$34.8	$821.7	$767.6	$54.1

Adjusted EBITDA margin	17.8%	16.7%	1.1%	17.9%	17.0%	0.9%
Three months ended
Adjusted EBITDA increased $34.8 million or 13.9%, which included a favorable foreign currency translation impact of $3.7 million or 1.5%. The reasons for the remaining growth of $31.1 million or 12.4%, are discussed below:
In the Americas, Adjusted EBITDA grew $20.9 million or 11.4%, or 10.8% when adjusted for favorable foreign currency translation impact. Gross margin expansion from commercial excellence, favorable volume and product mix along with savings from SG&A cost containment initiatives in response to COVID-19 challenges offset by inventory provisions drove significant Adjusted EBITDA rate expansion.
In Europe, Adjusted EBITDA grew $14.4 million or 17.1%, or 13.9% when adjusted for favorable foreign currency translation impact. Strong volume and commercial excellence along with savings from SG&A cost containment initiatives in response to COVID-19 were partially offset by unfavorable product mix and inventory provisions.
In AMEA, Adjusted EBITDA grew $5.0 million or 31.3%, or 31.6% when adjusted for unfavorable foreign currency translation. In addition to the favorable volume, lower inventory provisions, SG&A favorability due to cost containment initiatives and government-mandated stay-at-home orders in response to COVID-19 contributed to the strong growth.
In Corporate, Adjusted EBITDA declined $5.5 million or 17.1% reflecting increased public company costs and miscellaneous provisions.

Nine months ended
Adjusted EBITDA increased $54.1 million or 7.0%, which included an unfavorable foreign currency translation impact of $1.9 million or 0.3%. The reasons for the remaining growth of $56.0 million or 7.3%, are discussed below:
In the Americas, Adjusted EBITDA grew $48.2 million or 8.8%, driven by commercial excellence, favorable product mix reflecting strong growth from proprietary products and cost containment initiatives.
In Europe, Adjusted EBITDA grew $23.1 million or 9.0%, or 9.5% when adjusted for unfavorable foreign currency translation impact driven by commercial excellence, favorable volume from COVID-19 related sales and cost containment initiatives.
In AMEA, Adjusted EBITDA grew $5.4 million or 10.6%, or 12.3% when adjusted for unfavorable foreign currency translation driven by strong volume, favorable product mix reflecting strong growth from proprietary products and cost containment initiatives.
In Corporate, Adjusted EBITDA declined $22.6 million or 27.5% reflecting increased public company costs, stock-based compensation expense and miscellaneous provisions.
Reconciliations of non-GAAP financial measures
The following table presents the reconciliation of net income or loss to Adjusted EBITDA:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(42.2)	$22.1	$65.0	$(32.8)
Interest expense	65.2	98.3	251.8	342.0
Income tax (benefit) expense	(65.6)	15.2	(29.4)	23.4
Depreciation and amortization	99.1	100.3	293.4	301.6
Net foreign currency (gain) loss from financing activities	(4.1)	8.2	(4.3)	0.1
Loss on extinguishment of debt	226.4	—	226.4	70.2
Other share-based compensation expense	0.6	(9.2)	0.6	33.5
Restructuring and severance charges	2.3	13.4	6.7	19.8
VWR transaction, integration and planning expenses	2.1	5.4	7.2	16.8
Other	1.8	(2.9)	4.3	(7.0)
Adjusted EBITDA	$285.6	$250.8	$821.7	$767.6

Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows. Most of our long-term financing is from indebtedness.
The ongoing COVID-19 outbreak has dramatically reduced global economic activity and negatively impacted the financial markets. Despite this, in the third quarter of 2020 our results remained strong. We generated $281.5 million of cash provided by operating activities, we ended the quarter with $370.5 million of cash and cash equivalents and our availability under credit facilities was $801.1 million. We also have no debt repayments due in the next twelve months other than required term loan prepayments of $10.8 million.
Liquidity
The following table presents our primary sources of liquidity:

(in millions)	September 30, 2020
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$300.0	$515.0	$815.0
Undrawn letters of credit outstanding	(12.3)	(1.6)	(13.9)
Outstanding borrowings	—	—	—
Unused availability	$287.7	$513.4	$801.1
Cash and cash equivalents			370.5
Total liquidity			$1,171.6
We fund short-term cash requirements primarily from operating cash flows. Some of our credit line availability depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs. As of September 30, 2020, we were in compliance with our debt covenants.
At September 30, 2020, $201.8 million or 54.5% of our $370.5 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.
On July 14, 2020, we refinanced our revolving credit facility to obtain an additional $265.0 million of available funding, bringing the total amount of available funding under this facility to $515.0 million, and $815.0 million when combined with the receivables facility. The revolving credit facility will mature on July 14, 2025. For additional information, see note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Nine months ended September 30,		Change
	2020	2019
Operating activities:
Working capital changes*	$(7.7)	$(156.0)	$148.3
Non-cash items	509.8	423.9	85.9
All other	121.7	(0.9)	122.6
Total	623.8	267.0	356.8
Investing activities	(40.3)	(30.7)	(9.6)
Financing activities	(402.5)	(240.4)	(162.1)
Capital expenditures	(41.4)	(39.5)	(1.9)
━━━━━━━━━
*    Includes changes to our accounts receivable, inventory, contract assets and accounts payable balances.
Cash flows from operating activities increased $356.8 million in 2020 primarily due to an increase of operating income and reductions in cash paid for income taxes and working capital.
Investing activities used $9.6 million more cash in 2020, reflecting a modest increase in capital spending and lower proceeds from the sale of capital assets.
Financing activities used $162.1 million more cash in 2020 primarily due to cash paid to refinance our 9% senior unsecured notes at significantly reduced interest rates.
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

Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Avantor, Inc.

Date: October 27, 2020	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)