Form 10-K
period 2020-12-31
Avantor, Inc.
filed 2021-02-16
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-K
━━━━━━━━━
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
610 386-1700
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of common stock held by our non-affiliates at June 30, 2020 was $9,797,848,051.
On January 28, 2021, 580,798,005 shares of common stock, $0.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for our 2021 annual meeting of stockholders will be filed with the SEC on or before 120 days after our 2020 fiscal year-end and are incorporated by reference into Part III of this report.

Avantor, Inc. and subsidiaries
Form 10-K for the fiscal year ended December 31, 2020

i

Glossary

Description
we, us, our	Avantor, Inc. and its subsidiaries
2019 Plan	the Avantor, Inc. 2019 Equity Incentive Plan, a stock-based compensation plan
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
APAC	Asia Pacific
BIS	the Bureau of Industry and Security
CARES	the Coronavirus Aid, Relief, and Economic Security Act
CERCLA	the Comprehensive Environmental Response Compensation and Liability Act
cGMP	Current Good Manufacturing Practice
COVID-19	Coronavirus disease of 2019
DDTC	Directorate of Defense Trade controls
DEA	Drug Enforcement Administration
DHHS	Department of Health and Human Service
EMA	European Medicines Agency
EPA	the U.S. Environmental Protection Agency
ERP	enterprise resource planning system
EU	European Union
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
FCPA	the United States Foreign Corrupt Practices Act
FDA	United States Food and Drug Administration
GAAP	United States generally accepted accounting principles
GDPR	the General Data Protection Regulation
Goldman Sachs	an investment banking firm and its affiliates
high single-digit	7 - 9%
IPO	initial public offering

Description
ISO	International Organization for Standardization or international equivalents
ITAR	the International Traffic In Arms Regulations
JCPS	Junior Convertible Preferred Stock
LIBOR	the basic rate of interest used in lending between banks on the London interbank market
double-digit	greater than 10%
low single-digit	1 - 3%
MCPS	6.250% Series A Mandatory Convertible Preferred Stock
mid single-digit	4 - 6%
New Mountain Capital	a private equity investor and its affiliates
NuSil	NuSil Acquisition Corp, NuSil Investments LLC and subsidiaries, a business organization with which we merged in 2016
NuSil Investors	NuSil LLC and NuSil 2.0 LLC, former owners of NuSil that are controlled by its former management
NYSE	the New York Stock Exchange
OCED	Organisation for Economic Cooperation and Development
OFAC	the U.S. Department of The Treasury’s Office of Foreign Assets Control
OSHA	the U.S. Occupational Safety & Health Administration
PPE	personal protective equipment
PSP Investments	a pension investment manager and its affiliates
RSU	restricted stock unit
SAR	stand alone appreciation right
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
specialty procurement	product sales related to customer procurement services
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

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
•our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt or contractual obligations;
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
v

PART I
Item 1.    Business
Our mission is to set science in motion to create a better world and everything we do is tied to advancing it.
From breakthrough discovery to agile delivery of mission critical products and services, we are a trusted global partner to customers in the biopharma, healthcare, education & government, and advanced technologies & applied materials industries. We are deeply embedded in virtually every stage of the most important research, scale up and production activities in the industries we serve. Our model is grounded in supporting our customers’ early phase discovery activities and we serve as a one-stop shop, providing scientists all they need to conduct their research: materials & consumables, equipment & instrumentation and services & specialty procurement. Our customer-centric innovation model enables us to provide solutions for some of the most demanding applications, and we leverage our access to the early stage work to seek content and solutions that ultimately become specified into our customers’ approved production platforms. Our broad portfolio of products and services and our fully integrated business model enable us to support our customers’ journey every step of the way.
We have a number of distinctive capabilities that set Avantor apart from other companies in our space. Customer access is one of those capabilities, as our local presence combined with our global infrastructure enable and promote successful relationships with our customers and connect us to over 225,000 of their locations in over 180 countries.
Our 116-year legacy began in 1904 with the founding of the J.T. Baker Chemical Company. In 2010, we were acquired by New Mountain Capital from Covidien plc. Since then, we have expanded through a series of large acquisitions across the globe. In 2016, we merged with NuSil, a leading supplier of high-purity silicone products for the medical device and aerospace industries that was founded in 1985. In 2017, we acquired VWR, a global manufacturer and distributor of laboratory and production products and services founded in 1852 that now represents the primary ordering platform for our customers.
Avantor, Inc. was incorporated in Delaware in May 2017 in anticipation of the VWR acquisition. We completed our initial public offering through Avantor, Inc. and listed its shares on the New York Stock Exchange in May 2019.

Business segments
We report financial results in three geographic segments based on customer location: the Americas, Europe and AMEA. The following chart presents approximate net sales for each of those segments during 2020:
Within each of our geographic segments, we sell materials & consumables, equipment & instrumentation and services & specialty procurement to customers in the biopharma, healthcare, education & government and advanced technologies & applied materials industries. We work with customers across these sophisticated, science-driven industries that require innovation and adherence to the most demanding technical and regulatory requirements. The following charts present the approximate mix of net sales for each of these groups during 2020:

Products and services
Our portfolio includes a comprehensive range of products and services that allows us to create customized and integrated solutions for our customers. Approximately 85% of our net sales were from product and service offerings that we consider to be recurring in nature. Our products and services are as follows:
•Materials & consumables include ultra-high purity chemicals and reagents, lab products and supplies, highly specialized formulated silicone materials, customized excipients, customized single-use assemblies, process chromatography resins and columns, analytical sample prep kits and education and microbiology and clinical trial kits. Some of these are proprietary products that we make while others are created by third-parties;
•Equipment & instrumentation include filtration systems, virus inactivation systems, incubators, analytical instruments, evaporators, ultra-low-temperature freezers, biological safety cabinets and critical environment supplies; and
•Services & specialty procurement include onsite lab and production, clinical, equipment, procurement and sourcing and biopharmaceutical material scale-up and development services.
In aggregate, we provide approximately six million products and services, including high value specialty products developed to exacting purity and performance specifications. Our proprietary brands have been specified and trusted for decades. Our ecommerce platform makes it easy for customers to do business with us and enables digital marketing efforts that position us to capture new demand. All of our capabilities are underpinned by our Avantor Business System which drives execution and continuous improvement. We manufacture products that meet or exceed the demanding requirements of our customers across a number of highly-regulated industries. Our high-purity and ultra-high purity products, such as our J.T.Baker brand chemicals, are trusted by life sciences and electronic materials customers around the world and can be manufactured at purity levels as stringent as one part-per-trillion. Similarly, our NuSil brand of high-purity, customized silicones has been trusted for more than thirty years by leading medical device manufacturers and aerospace companies.
We complement our products with a range of value-added services. Each day, our onsite service associates work side-by-side with our customers to support their workflows. Our traditional service offerings focus on the needs of laboratory scientists and include procurement, logistics, chemical and equipment tracking and glassware autoclaving. In addition, we offer more complex and value-added scientific research support services such as DNA extraction, bioreactor servicing, clinical and biorepository services and compound management. We deliver these services in part through over 1,450 associates who are co-located with customers, working side-by-side with their scientists every day.
Customers
We benefit from longstanding customer relationships, and approximately 37% of our 2020 net sales came from customers that have had relationships with us for 15 years or more. We also have a diverse customer base with no single end customer comprising more than 4% of net sales.
Suppliers
We sell proprietary products we make and third-party products sourced from a wide variety of product suppliers located across the globe. Our supplier relationships are based on contracts that vary in geographic scope, duration, product and service type, and some include exclusivity provisions. Those relationships may include distribution, sales and marketing support as well as servicing of instruments and equipment. Many of our supplier relationships have been in place for more than twenty years.
Sales channels
We serve customers throughout the Americas, Europe and AMEA. We reach our customers in these regions through a well-trained global sales force, comprehensive websites and targeted catalogs. Our sales force is comprised of approximately 3,500 sales and sales support professionals, including over 300 sales specialists selected for their in-depth industry and product knowledge. Our sales professionals include native speakers for each of the countries in which we operate, allowing us to have high impact interactions with our customers across the globe.
Our online customer portal plays a vital role in how we conduct business with our customers. In 2020, approximately 72% of our transactions came from our digital channels. Our websites utilize search analytics and feature personalized search tools, customer specific web solutions and enhanced data that optimize our customers’ online purchasing experience and better integrate our customers’ processes with our own. Our websites are designed to integrate acquisitions, drive geographical expansion and serve segmented market needs with relative ease.
Infrastructure
We have over 200 facilities strategically located throughout the globe that include manufacturing, distribution, service, research & technology and sales centers.
We operate 29 global manufacturing facilities, including 13 facilities that are cGMP compliant and 12 facilities that have been registered with the FDA or comparable foreign regulatory authorities. Our facilities are strategically located in North America, Europe and the AMEA region to facilitate supply chain efficiency and proximity to customers. Our manufacturing capabilities include: (i) an ability to quickly change specifications depending on customer needs; (ii) our flexible unit operations, which allow for production scalability, from laboratory pre-clinical development to large-volume commercialization; (iii) proprietary purification technologies designed to ensure lot-to-lot consistency through ultra-low impurity levels; (iv) rigorous analytical quality control testing; and (v) robust regulatory and quality control procedures. We also have eleven innovation centers that enable extensive collaboration and customization, critical elements for serving highly regulated, specification-driven applications.
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
Employees and human capital resources
Our success depends on our ability to attract, retain and motivate highly qualifed personnel. As of December 31, 2020, we had approximately 12,400 employees located in over 30 different countries in a variety of roles. Approximately 5,000 of our associates were employed in the United States, and the remainder were employed outside of the United States. We believe that our relations with our employees are good. As of December 31, 2020, approximately 4% of our employees in North America were represented by unions, and a majority of our employees in Europe were represented by workers’ councils or unions. We compete in the highly competitive life sciences industry. Attracting, developing and retaining talented people in technical, marketing, sales, research and other positions is crucial to executing our strategy and our ability to compete effectively. Our ability to recruit and retain such talent depends on a number of factors, including a positive work environment and culture, compensation and benefits, talent development and career opportunities, and protecting the health, safety and well-being of our associates. To that end, we invest in our associates in order to be an employer of choice.
Avantor 2020 Workforce
Our associates reflect the communities we live and work in, the customers we serve, and possess a broad range of thought and experiences that have helped Avantor achieve our goal of setting science in motion to create a better world.
People & Culture
Our values give our associates a foundation for how we want to work together. Innovation, Customer-centricity, Accountability, Respect, and Excellence are the building blocks of our company culture and send a strong message to our associates, customers, suppliers, stockholders and communities: ICARE. In addition, our executive leaders serve as sponsors of our associate-centric teams (ACTs) in support of our diversity and inclusion initiatives. ACTs are employee resource groups that bring associates together and foster inclusion based on common interests, backgrounds and characteristics.
Growth and Development
We invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our strategy. We offer associates and their managers a number of tools to help in their personal and professional development, including career development plans, mentoring programs and in-house learning opportunities. These programs are underpinned by the Avantor Business System (ABS), which drives excellence in people, processes and problem solving. These consistent lean leadership practices empower associates to continuously improve and add value to our operations and customer solutions. We have aligned our performance management system through which 100% of our associates receive annual performance reviews, to support our culture of feedback to increase the focus on continuous learning and development.

Compensation and Benefits
We are committed to rewarding, supporting, and developing the associates who make it possible to deliver on our strategy. To that end, we offer a comprehensive total rewards program aimed at the varying health, home-life and financial needs of our diverse and global associates. Our total rewards package includes market-competitive pay, broad-based stock grants and bonuses, healthcare benefits, retirement savings plans, an employee stock purchase plan, paid time off and family leave, flexible work schedules, access to wellness programs, free physicals and flu vaccinations, and an Employee Assistance Program and other mental health services.
Health, Safety and Well-Being
We are committed to protecting the health, safety and well-being of our associates. Our approach involves environment, health and safety professionals and process engineers who identify risks and implement behavioral solutions to prevent accidents before they occur. A robust auditing program is in place at every facility to ensure that we measure performance and drive continuous improvement. Our core areas of focus include compliance with regulatory and international requirements, active monitoring of regulatory agencies for changing requirements, partnering with operational leaders to meet EH&S requirements, and promoting effective communication throughout the organization.
Impact of COVID-19
The COVID-19 pandemic had a significant impact on our human capital management in 2020, and we instituted a number of significant changes to protect the safety and well-being of our associates, as well as the communities where they work. A majority of our workforce worked remotely during the last three quarters of the year. In our facilities where essential workers continued to work on-site, we implemented a series of enhanced safety protocols and procedures to mitigate the risks of the virus. In addition, we offered associates a number of expanded benefits, including providing up to 10 additional days of paid time off if required to quarantine or otherwise experiencing symptoms of COVID-19, expanding access to no cost individual counseling sessions and virtual support groups under our employee assistance programs, hosting virtual wellness events and waiving telemedicine co-pays for all visits in 2020. Despite the effects of the pandemic, the size of our workforce remained steady in 2020 and we were able to avert employee layoffs related to the pandemic.
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
In order to maintain certain certifications of quality and safety standards for our manufacturing facilities and operations, we must comply with numerous regulatory systems, standards, guidance and other requirements, as appropriate, including, but not limited to, ICH Q7, the guidelines of the International Pharmaceutical Excipients Council, European in vitro diagnostic medical device directives, United States Pharmacopeia / National Formulary, as well as the European, British, Japanese, Indian and Chinese Pharmacopeia, the Food Chemicals Codex and controlled substances regulations.
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
Item 1A.    Risk factors
Risks related to our business and our industry
The COVID-19 pandemic has adversely impacted, and continues to pose risks to, our business, operating results, cash flows and/or financial condition, the nature and extent of which could be material.
The COVID-19 pandemic has adversely affected global economies, financial markets and the overall environment in which we do business, and the extent to which it may impact our future results of operations and overall financial performance remains uncertain. Many countries including the United States implemented measures such as quarantine, shelter-in-place, curfew, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations. These measures resulted in significant and unpredictable reductions or increases in demand for certain of our offerings. We experienced, and may again experience, a decline in sales activities and customer orders in certain elements of our businesses, including our education & government and healthcare customer groups. The COVID-19 pandemic has also impacted our supply chain as we experienced disruptions or delays in shipments of certain of raw materials used in the products we manufacture and in the finished goods that we sell globally. It is uncertain how materially COVID-19 will affect our global operations generally if these impacts persist, worsen or re-emerge over an extended period of time. Moreover, any actions we take in response to any improvements in conditions may also vary widely by geography and by business and will likely be made with incomplete information; pose the risk that such actions may prove to be premature, incorrect or insufficient; and could have a material, adverse impact on our business, operating results, cash flows and/or financial condition.
Further, in connection with the global outbreak and spread of COVID-19 and in an effort to increase the wider availability of needed medical and other supplies and products, we have been required to allocate certain products (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our regular operations and financial results, results in differential treatment of customers and/or adversely affects our reputation and customer relationships.
Due to changes in COVID-19 rates regionally, nationally and globally, rapidly changing governmental directives, public health challenges and economic disruption and the duration of the foregoing, the potential impact that COVID-19 could have on the other Risk Factors described in this “Risk Factors” section remains unclear.
We refer you to “Management’s Discussion and Analysis of Financial Position and Results of Operations” for a more detailed discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we have experienced to date.
Significant interruptions in our operations could harm our business, financial condition and results of operations.
Manufacturing, distribution, service and logistics problems can and do arise, and any such problems could have a significant impact on our operating results. Accordingly, any significant disruptions to the operations of our manufacturing or distribution centers or logistics providers for any reason, including labor relations issues, power interruptions, severe weather, fire or other circumstances beyond our control could cause our operating expenses to increase without coverage or compensation or seriously harm our ability to fulfill our customers’ orders or deliver products on a timely basis, or both. We must also maintain sufficient production capacity in order to meet anticipated customer demand, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our net sales, gross margins and our other operating results will be materially and adversely affected. Prompt shipment of our products is also very important to our business. We have experienced problems, both as a result of the COVID-19 pandemic and otherwise, with or delays in our production, shipping and logistics capabilities that resulted in delays in our ability to ship finished products, and there can be no assurance that we will not encounter such problems in the future. If we experience significant delays in our manufacturing, shipping or logistics processes, we could damage our customer relationships, cause disruption to our customers and adversely affect our business, financial condition and operating results.
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
As part of our business strategy, we intend to continue to review, pursue and complete selective acquisition opportunities. There can be no assurances that we will be able to complete suitable acquisitions for a variety of reasons, including the identification of and competition for acquisition targets, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction and the inability to finance the transaction on commercially acceptable terms. In addition, any completed acquisition will subject us to a variety of other risks, including:
•acquisitions may have an adverse effect on our business relationships with existing or future suppliers and other business partners, in particular, to the extent we consummate acquisitions that vertically integrate portions of our business;
•we may assume substantial actual or contingent liabilities, known and unknown, including environmental liabilities;
•acquisitions may not meet our expectations of future financial performance;
•we may experience delays or reductions in realizing expected synergies;
•we may incur substantial unanticipated costs or encounter other problems associated with acquired businesses or devote time and capital investigating a potential acquisition and not complete the transaction;
•we may be unable to achieve our intended objectives for the transaction; and
•we may not be able to retain the key personnel, customers and suppliers of the acquired business.
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
•development of large and sophisticated group purchasing organizations and on-line auction sites that increase competition for and reduce spending on laboratory products;
•consolidation of biopharmaceutical companies resulting in a rationalization of research expenditures;
•increased regulatory scrutiny over drug production requiring safer raw materials;
•customers’ purchasing the products that we supply directly from our suppliers; and
•significant reductions in development and production activities.
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
Our offerings are highly complex, and, if our products do not satisfy applicable quality criteria, specifications and performance standards, we could experience lost sales, delayed or reduced market acceptance of our products, increased costs and damage to our reputation.
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
We have global operations and derive a portion of our net sales from customers outside the United States. Accordingly, our international operations or those of our international customers could be substantially affected by a number of risks arising with operating an international business, including:
•limitations on repatriation of earnings;
•taxes on imports;
•the possibility that unfriendly nations or groups could boycott our products;
•general economic and political conditions in the markets we operate in;
•foreign currency exchange rate fluctuations;
•potential changes in diplomatic and trade relationships, such as the United Kingdom’s exit from the European Union;
•potential increased costs associated with overlapping tax structures;
•potential increased reliance on third parties within less developed markets;
•potential trade restrictions, tariffs and exchange controls;
•more limited protection for intellectual property rights in some countries;
•difficulties and costs associated with staffing and managing foreign operations;
•unexpected changes in regulatory requirements;
•difficulties in complying with a wide variety of foreign laws and regulations;

•the risk that certain governments may adopt regulations or take other actions that would have a direct adverse impact on our business and market opportunities, including nationalization of private enterprise;
•violations of anti-bribery and anti-corruption laws, such as the FCPA;
•violations of economic sanctions laws, such as the regulations enforced by OFAC;
•longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors;
•the credit risk of local customers and distributors;
•limitations on our ability to enforce legal rights and remedies with third parties or partners outside the United States;
•import and export licensing requirements and other restrictions, such as those imposed by OFAC, BIS, DDTC and comparable regulatory agencies and policies of foreign governments; and
•changes to our distribution networks.
Changes in exchange rates can adversely affect our net sales, profits and cash flows.
A substantial amount of our revenues are derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside the U.S. in the future. The revenues we report with respect to our operations outside the United States may be adversely affected by fluctuations in foreign currency exchange rates.
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
The GDPR, which went into effect in the EU on May 25, 2018, applies to the collection, use, retention, security, processing, and transfer of personally identifiable information of residents of countries in the European Economic Area. The GDPR created a range of new compliance obligations and imposes significant fines and sanctions for violations.
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
Our success depends on our ability to attract, motivate and retain highly qualified individuals. Competition for senior management and other key personnel in our industry is intense, and the pool of suitable candidates is limited. The failure to attract, retain and properly motivate members of our senior management team and other key employees, or to find suitable replacements for them in the event of death, illness or their desire to pursue other professional opportunities, could have a negative effect on our operating results.
Changes in tax law relating to multinational corporations could adversely affect our tax position.
The U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organisation for Economic Cooperation and Development, or OECD, continue to focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for addressing base erosion and profit shifting.
Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof, the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of effective tax rate and income tax assets and liabilities may be incorrect and our financial statements could be adversely affected. The impact of the factors referenced in the first sentence of this paragraph may be substantially different from period-to-period.

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
We are also registered with the DDTC, as a manufacturer and exporter of goods controlled by ITAR, and we are subject to strict export control and prior approval requirements related to these goods. Our failure to comply with ITAR and other export control laws and regulations, as well as economic sanctions, could result in penalties, loss, or suspension of contracts or other consequences. Any of these could adversely affect our operations and financial condition. Failure by us or by our customers to meet one or more of these various regulatory obligations could have adverse consequences in the event of material non-

compliance. Compliance with relevant sanctions and export control laws could restrict our access to, and increase the cost of obtaining, certain products and at times could interrupt our supply of imported inventory or our ability to service certain customers. Conversely, compliance with these regulatory obligations may require us to incur significant expenses.
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
We now have and expect to continue to have a significant amount of debt. Our indebtedness could have important consequences to us including the following:
•making it more difficult for us to satisfy our debt or contractual obligations;
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the funds available for working capital, capital expenditures, investments, acquisitions and other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business, future business opportunities and the industry in which we operate;
•placing us at a competitive disadvantage compared to any of our less leveraged competitors;
•increasing our vulnerability to a downturn in our business and both general and industry-specific adverse economic conditions; and
•limiting our ability to obtain additional financing.
Our credit facilities contain financial and other restrictive covenants that could limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, which could adversely affect our business, earnings and financial condition.
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

Our total interest expense was $307.6 million in 2020 and $440.0 million in 2019.
Risks related to ownership of our stock
Our common stock ranks junior to the MCPS with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs.
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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.
Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes Oxley Act of 2002 and continue to enhance our controls. However, we cannot be certain that we will be able to prevent future significant deficiencies or material weaknesses. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.
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
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:
•a classified Board of Directors, as a result of which our Board of Directors is divided into three classes, with each class serving for staggered terms, with successors to the class of directors whose term expires at the first and second annual meetings of stockholders following the date of the IPO, as applicable, elected for a term expiring at the third annual meeting of stockholders following the date of the IPO;
•the ability of our Board of Directors to issue one or more series of preferred stock;
•advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•the removal of directors either with or without cause and only upon the affirmative vote of the holders of at least 66⅔% of the shares of common stock entitled to vote generally in the election of directors; and
•that certain provisions may be amended only by the affirmative vote of at least 66⅔% in voting power of all outstanding shares of stock entitled to vote generally in the election of directors, voting together as a single class.
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
Item 1B.    Unresolved staff comments
Not applicable.

Item 2.    Properties
The following table sets forth information about our key properties at December 31, 2020:

(in thousands of square feet)	Size	Principal use	Status
Americas:
Visalia, California	503	Distribution and offices	Owned
Phillipsburg, New Jersey	500	Manufacturing and offices	Owned
Paris, Kentucky	420	Manufacturing and distribution	Owned
Bridgeport, New Jersey	369	Distribution and offices	Owned
Batavia, Illinois	360	Distribution and offices	Owned
West Henrietta, New York	339	Assembly, distribution and offices	Owned
Carpinteria, California	294	Manufacturing, research & technology and offices	Leased
Solon, Ohio	255	Manufacturing, distribution and offices	Leased
Rochester, New York	205	Assembly and distribution	Leased
Sparks, Nevada	182	Manufacturing	Leased
Suwanee, Georgia	169	Distribution and offices	Leased
Sterling, Virginia	161	Biostorage, warehousing and offices	Leased
Bakersfield, California	160	Manufacturing and research & technology	Leased
Leesburg, Virginia	155	Biostorage and warehousing	Leased
Radnor, Pennsylvania	150	Corporate headquarters	Leased
Buford, Georgia	130	Customized kitting and distribution	Leased
Manati, Puerto Rico	130	Distribution and offices	Owned
Denver, Colorado	130	Distribution	Leased
Missouri City, Texas	125	Distribution	Leased
Mississauga, Ontario, Canada	114	Distribution and offices	Leased
Mexico City, Mexico	100	Manufacturing and distribution	Owned
Overland, Missouri	90	Manufacturing and distribution	Leased
Claremont, California	86	Customized kitting and distribution	Leased
Ecatepec, Mexico	80	Manufacturing and distribution	Leased
Devens, Massachusetts	70	Manufacturing, distribution and offices	Leased
Irving, Texas	65	Manufacturing	Leased
Aurora, Ohio	65	Manufacturing	Leased

(in thousands of square feet)	Size	Principal use	Status
Tualatin, Oregon	56	Distribution	Leased
Franklin, Massachusetts	55	Distribution	Leased
Bethlehem, Pennsylvania	50	Manufacturing, distribution and offices	Leased
Bridgewater, New Jersey	36	Research & technology	Leased
Chester, Connecticut	35	Manufacturing and distribution	Leased
Chino, California	32	Equipment design and manufacturing	Leased
Allentown, Pennsylvania	12	Offices	Leased
Europe:
Briare, France	303	Distribution, repackaging and mixing	Owned
Bruchsal, Germany	219	Distribution	Owned
Gliwice, Poland	213	Manufacturing and distribution	Leased
Leuven, Belgium	207	Distribution and manufacturing	Owned
Lutterworth, United Kingdom	185	Distribution	Leased
Karlskoga, Sweden	131	Distribution	Leased
Stříbrná Skalice, Czech Republic	94	Custom kitting, distribution and offices	Leased
Dublin, Ireland	77	Distribution	Leased
Barcelona, Spain	73	Distribution	Leased
Debrecen, Hungary	68	Distribution	Leased
Søborg, Denmark	66	Distribution and offices	Leased
Darmstadt, Germany	56	Offices	Leased
Fontenay-Sous-Bois, France	56	Offices	Leased
Chorley, United Kingdom	27	Distribution, service and offices	Leased
AMEA:
Perth, Australia	90	Manufacturing, distribution and offices	Leased
Panoli, India	80	Manufacturing	Leased
Singapore	74	Distribution	Leased
Coimbatore, India	63	Service center	Leased
Shanghai, China	39	Research & technology and offices	Leased
Hyderabad, India	26	Warehouse	Leased
Dehradun, India	23	Manufacturing	Leased
Mumbai, India	18	Research & technology	Leased
Gurgaon, India	15	Offices	Leased
Chubei City, Taiwan	14	Research & technology and offices	Leased
Gwanggyo, Korea	2	Laboratory	Leased
Seoul, Korea	1	Offices	Leased

Item 3.    Legal proceedings
In April 2018 the EPA notified us of potential liabilities under the Toxic Substances Control Act and the Emergency Planning and Community Right to Know Act that were identified in March 2017 and June 2017 inspections of our Phillipsburg, New Jersey facility. The alleged violations relate to our failure to timely file reports regarding the Phillipsburg facility. We have also become aware of additional potential liabilities under the Toxic Substances Control Act relating to failure to timely file reports regarding the Paris, Kentucky facility, and relating to export shipments of elemental mercury, which we have voluntarily disclosed to the EPA. We have taken steps to correct these errors and have filed amended reports. Through our cooperation with the EPA, we believe that we will settle the matter for less than $1.0 million.
For additional information regarding legal proceedings and matters, see note 12 to our consolidated financial statements beginning on page F-1 of this report, which information is incorporated into this item by reference.
Item 4.    Mine safety disclosures
Not applicable.

Information about our Executive Officers
The following table sets forth certain information regarding our executive officers at January 28, 2021:

	Age	Position
Michael Stubblefield	48	Director, President and Chief Executive Officer
Thomas Szlosek	57	Executive Vice President and Chief Financial Officer
James Bramwell	54	Executive Vice President, Strategic Partners
Gerard Brophy	55	Executive Vice President, Biopharma Production
Christophe Couturier	55	Executive Vice President, Services
Sven Henrichwark	54	Executive Vice President, APAC
Meghan Henson	51	Executive Vice President and Chief Human Resources Officer
Sheri Lewis	55	Executive Vice President, Global Operations and Supply Chain
Justin Miller	54	Executive Vice President, General Counsel and Secretary
Mark Murray	50	Executive Vice President, Biomaterials and Advanced Technologies
Devashish Ohri	54	Executive Vice President, IMEA
Frederic Vanderhaegen	53	Executive Vice President, Americas and Europe
Michael Wondrasch	52	Executive Vice President and Chief Information Officer
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
Christophe Couturier is our Executive Vice President, Services, a position he has held since April 2018. Prior to joining Avantor, Mr. Couturier served as chief executive officer of Salicornia, LLC, a personal consulting company, from September 2017 to April 2018 and, before Salicornia, as chief financial officer at OvaScience, a biotechnology company, from September 2016 to July 2017. Prior to OvaScience, Mr. Couturier spent more than 12 years at Millipore Sigma, a life science and high technology company, where he held a variety of services, merger integration, general management, finance and consulting positions.
Sven Henrichwark is our Executive Vice President, APAC, a position he has held since January 2020. Prior to joining Avantor, Mr. Henrichwark led medical technology investment activities for SPRIM Ventures from June 2019 to January 2020, and before SPRIM, served as chief executive officer of Echosens, a medical technology company from June 2018 to May 2019. Mr. Henrichwark also spent more than 12 years at GE Healthcare, a medical technology and life sciences company, including General Manager, Business Operations & Service for APAC.
Meghan Henson is our Executive Vice President and Chief Human Resources Officer, a position she has held since December 2020. Prior to joining us, Ms. Henson served as Chief Human Resource Officer for XPO Logistics, a transportation and logistics provider where she led the global human resources organization from June 2016 to September 2020. Prior to XPO Logistics, Ms. Henson served as Chief Human Resource Officer for Chubb Insurance, a property and casualty insurer, from January 2013 to April 2016.
Sheri Lewis is our Executive Vice President, Global Operations and Supply Chain, a position she has held since December 2020. Prior to joining Avantor, Ms. Lewis spent 11 years at Medtronic, a global healthcare solutions company, in a number of leadership positions including, most recently, Vice President Global Operations for the Minimally Invasive Therapies from December 2018 to December 2020. She also served as Medtronic’s Vice President Global Supply Chain, Distribution and Logistics from March 2017 to December 2018 and Vice President Global Operations from March 2015 to March 2017.
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
Mark Murray is our Executive Vice President, Biomaterials and Advanced Technologies, a position he has held since joining us in January 2020. Prior to joining us, Mr. Murray spent 13 years at Celanese, a global chemicals manufacturer, in a number of leadership positions including, most recently, Vice President of Global Sales for its material solutions business from April 2017 to June 2019 as well as leader of its global emulsions and ethylene vinyl acetate performance polymers businesses from November 2015 to March 2017.
Devashish Ohri is our Executive Vice President, IMEA, a position he has held since January 2020. Prior to assuming his current role, Mr. Ohri was our Executive Vice President, AMEA from 2014 to December 2019. Prior to joining us, Mr. Ohri acted as Managing Director, South Asia for Life Technologies, a biotechnological company, from 2010 to 2014. Prior to this Mr. Ohri held senior leadership positions in Eli Lily across US, Europe and Asia.
Frederic Vanderhaegen is our Executive Vice President, Americas and Europe, a position he has held since October 2020. Prior to this, he was our Executive Vice President, Europe since 2018. Mr. Vanderhaegen joined us from Ortho Clinical Diagnostics, an in vitro diagnostics company, where he served as Vice President and General Manager, EMEA from June 2015 to October 2018. Prior to Ortho Clinical Diagnostics, Mr. Vanderhaegen acted as Vice President of Sales at Beckman Coulter, a company that develops, manufactures and markets diagnostic systems for complex biomedical testing, from October 2012 to June 2015.
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
Holders of common stock
On January 28, 2021, we had 48 holders of record of our common stock. This does not include holdings in street or nominee names.
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

250
200
150
100
Value of $100 investment (in $)
201
148
130
125
114
100
110
100
May 17, 2019
December 31, 2019
December 31, 2020
Avantor, Inc.
S&P MidCap 400 Index
S&P MidCap 400 Health Care Index

Item 6.    Selected financial data

(in millions except per share data)	Year ended December 31,
	2020	2019	2018	2017	2016
Statement of operations data:	(3)	(1,2,3)	(4)	(1,3,4,5,6)	(1,3,6)
Net sales	$6,393.6	$6,040.3	$5,864.3	$1,247.4	$691.3
Cost of sales	4,313.1	4,119.6	4,044.5	814.6	371.6
Gross profit	2,080.5	1,920.7	1,819.8	432.8	319.7
Selling, general and administrative expenses	1,373.7	1,368.9	1,405.3	449.7	281.5
Fees to New Mountain Capital	—	—	1.0	193.5	28.3
Operating income (loss)	706.8	551.8	413.5	(210.4)	9.9
Interest expense	(307.6)	(440.0)	(523.8)	(200.9)	(60.4)
Loss on extinguishment of debt	(346.8)	(73.7)	—	(56.4)	(19.9)
Other income (expense), net	9.9	2.5	(3.5)	7.5	(0.2)
Income (loss) before income taxes	62.3	40.6	(113.8)	(460.2)	(70.6)
Income tax benefit (expense)	54.3	(2.8)	26.9	314.9	(10.1)
Net income (loss)	$116.6	$37.8	$(86.9)	$(145.3)	$(80.7)

Per share data:
Earnings (loss):
Basic	$0.09	$(0.84)	$(2.69)	$(2.75)	$(0.28)
Diluted	0.09	(0.84)	(2.69)	(2.75)	(0.28)
Distributions paid	—	—	—	10.02	0.80

Balance sheet data at period end:
Cash and cash equivalents	$286.6	$186.7	$184.7	$185.4	$62.9
Total assets	9,906.5	9,773.3	9,911.6	10,446.5	1,135.8
Total current liabilities	1,242.7	1,074.5	1,096.2	1,104.3	135.9
Total long-term liabilities	5,989.5	6,236.6	8,007.8	8,372.6	1,510.5
Total redeemable equity	—	—	3,859.3	3,589.8	—
Total stockholders’ equity (deficit)	2,674.3	2,462.2	(3,051.7)	(2,620.2)	(510.6)

Cash flow data:
Net cash provided by (used in) operating activities	$929.8	$354.0	$200.5	$(167.5)	$72.9
Net cash used in investing activities	(59.1)	(42.1)	(23.2)	(6,676.0)	(29.9)
Net cash (used in) provided by financing activities	(782.9)	(307.8)	(170.3)	6,965.0	(43.5)

(1)Earnings or loss per share, redeemable equity, stockholders’ equity or deficit, and net cash provided by or used in financing activities are not comparable across the periods because we recapitalized our equity in 2019 in connection with the IPO, in 2017 in connection with the VWR acquisition and in 2016 in connection with a merger with NuSil. We also raised significant amounts of new capital in 2019 and 2017. See note 14 to the consolidated financial statements beginning on page F-1 of this report.
(2)Total assets and total long-term liabilities are not comparable across the periods because on January 1, 2019, we adopted a new lease accounting standard and elected to present comparable periods under the prior lease accounting standard. On the adoption date, we recognized $155.0 million of operating lease assets and $162.5 million of operating lease liabilities. See note 3 to the consolidated financial statements beginning on page F-1 of this report.
(3)Interest expense and the loss on extinguishment of debt are not comparable across the periods due to the debt refinancings that occurred in 2020, 2019, 2017 and 2016. See note 13 to the consolidated financial statements beginning on page F-1 of this report.
(4)Income tax expense or benefit is not comparable across the periods because in 2017, tax reform legislation was enacted in the United States. The new legislation included a significant reduction of the U.S. federal corporate tax rate and a significant one-time transition tax on undistributed foreign earnings and profits. See note 19 to the consolidated financial statements beginning on page F-1 of this report.
(5)Most financial data is not comparable across the periods because on November 21, 2017 we acquired VWR. In accordance with GAAP, VWR’s financial results are only included prospectively since the acquisition date.
(6)Fees to New Mountain Capital are not comparable across the periods due to a transaction fee of $180.0 million in 2017 related to the VWR acquisition and transaction fees of $12.5 million in 2017 and $27.3 million in 2016 related to debt refinancings.
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
In 2020, we recorded net sales of $6,393.6 million, net income of $116.6 million and Adjusted EBITDA of $1,141.6 million. We also generated net sales growth of 5.8% and organic net sales growth of 5.6%, each compared to the same period in 2019. See “Reconciliations of non-GAAP measures” for a reconciliation of net income to Adjusted EBITDA and “Results of operations” for a reconciliation of net sales growth to organic net sales growth.
Trends affecting our business and results of operations
The following trends have affected our recent operating results, and they may also continue to affect our performance and financial condition in future periods.
Our results are being impacted by the ongoing global coronavirus outbreak
The COVID-19 pandemic continues to adversely affect global economies, financial markets and the overall environment in which we do business as further described in Part I, Item 1A, “Risk Factors.” The outbreak continued to have a mixed impact on the full year results of our three segments, as described further in the “Results of operations” section.
We lowered our annual interest and simplified our capital structure
In 2020, we restructured our debt profile to take advantage of favorable interest rates by replacing our outstanding $2,000.0 million 9% unsecured notes with €400.0 million of 3.875% unsecured notes and $1,550.0 million of 4.625% unsecured notes. We also replaced our $1,500.0 million 6% secured notes and €500.0 million 4.75% secured notes with the issuance of a new $1,175.0 million tranche of our senior secured credit facility term loan that bears interest at a rate of LIBOR plus 2.50% under our modified credit agreement and €650.0 million of 2.625% secured notes.
In 2019, proceeds from the IPO, supplemented by operating cash flows, enabled us to simplify our equity capitalization, reduce debt levels and ultimately enabled us to lower the interest rates on our indebtedness. These actions reduced our interest burden and improved our operating cash flows and earnings.
Our IPO generated significant proceeds and certain costs
In the second quarter of 2019, we completed our IPO. The IPO generated net proceeds of $4,235.6 million after deducting underwriting discounts, commissions and other offering costs of $132.1 million. The IPO also satisfied a performance condition for certain of our stock options, which caused us to immediately recognize $26.9 million of expense. We continue to see increased compliance costs as a result of being a publicly traded company in 2020.
We reduced our expenses through a global restructuring program
Under a global restructuring program, we combined sales and marketing resources, eliminated redundant corporate functions, optimized procurement and our manufacturing footprint, and implemented best practices throughout the organization.
From inception of the program through December 31, 2020, we have recognized $129.8 million of charges and have spent $9.6 million on capital projects. Through December 31, 2020, we believe that we have generated over $220 million of annualized cost synergies, which we believe will favorably impact our results in 2021 and beyond. The program was originally envisioned to last for three years following the VWR acquisition and has concluded.

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
Results of operations
We present results of operations in the same way that we manage our business, evaluate our performance and allocate our resources. We also provide discussion of net sales and Adjusted EBITDA by geographic segment based on customer location: the Americas, Europe and AMEA. Corporate costs are managed on a standalone basis and not allocated to segments.
Years ended December 31, 2020 and 2019
Executive summary

(dollars in millions)	Year ended December 31,		Change
	2020	2019
Net sales	$6,393.6	$6,040.3	$353.3
Gross margin	32.5%	31.8%	70 bps
Operating income	$706.8	$551.8	$155.0
Net income	116.6	37.8	78.8
Adjusted EBITDA	1,141.6	1,031.2	110.4
Adjusted EBITDA margin	17.9%	17.1%	80 bps
Our strong operating results were primarily driven by net sales growth in the biopharma end markets, improved product mix from higher sales of proprietary products, commercial excellence and COVID-19 related sales of PPE and solutions to support diagnostic testing and vaccine development.
Net sales

(in millions)	Year ended December 31,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	Organic net sales growth
	2020	2019
Americas	$3,731.5	$3,584.8	$146.7	$(17.1)	$163.8
Europe	2,286.7	2,102.0	184.7	36.8	147.9
AMEA	375.4	353.5	21.9	(3.2)	25.1
Total	$6,393.6	$6,040.3	$353.3	$16.5	$336.8
Net sales increased $353.3 million or 5.8%, which included $16.5 million or 0.2% of favorable foreign currency impact. Organic net sales growth was $336.8 million or 5.6% and was the result of higher volumes and commercial excellence.
In Americas, net sales increased $146.7 million or 4.1%, which included $17.1 million or 0.5% of unfavorable foreign currency impact. Organic net sales growth was $163.8 million or 4.6%. Additional information on organic net sales growth by end market (with approximate percentage of total net sales for the region) is as follows:
•Biopharma (50%) — Sales grew double-digits. Growth in sales to both biopharma production and research and development customers was driven by sales of production chemicals, consumables and PPE. This was partially offset by declines in sales of equipment and instrumentation and lower volumes in our specialty procurement offering.
•Healthcare (10%) — Sales grew double-digits driven by demand for chemicals and consumables in our medical/clinical reference lab business, partially offset by continued softness in the demand for elective procedures impacting our medical implant offerings.
•Education and government (15%) — We experienced high single-digit declines driven by academic lab and school closures related to COVID-19. This was partially offset by growth from government customers primarily due to COVID-19 related PPE sales and testing efforts.
•Advanced technologies & applied materials (25%) — Sales were largely flat as strength in our electronic materials platform was partially offset by industrial softness due to COVID-19.
In Europe, net sales increased $184.7 million or 8.8%, which included $36.8 million or 1.7% of favorable foreign currency impact. Organic net sales growth was $147.9 million or 7.1%. Additional information on organic net sales growth by end market (with approximate percentage of total net sales for the region) is as follows:
•Biopharma (50%) — We experienced double-digit growth driven by sales of chemicals, single-use solutions, consumables and PPE to support our ongoing business, as well as solutions to support COVID-19 detection and testing. This was partially offset by declines in sales of equipment and instrumentation as customers reduced capital expenditures during the COVID-19 pandemic.
•Healthcare (10%) — We experienced mid single-digit growth from strong sales of laboratory chemicals, which was partially offset by continued softness in the demand for elective procedures impacting our medical implant offerings.
•Education & government (10%) — Sales modestly declined low single-digits primarily driven by academic lab closures related to COVID-19, partially offset by growth from our government customers primarily due to COVID-19 related PPE sales and testing efforts.
▪Advanced technologies & applied materials (30%) — We experienced mid single-digit declines as COVID-19 continued to adversely impact our industrial customers.
In AMEA, net sales increased $21.9 million or 6.2%, which included $3.2 million or 0.9% of unfavorable foreign currency impact. Organic net sales growth was $25.1 million or 7.1%, and included double digit growth in the biopharma end market, despite a challenging comparable from sales of our chromatography resin products in the prior year. The Chinese and Korean markets were particularly strong in this end market. We also experienced mid single-digit growth driven by electronic material sales in the Middle East market, partially offset by softness in equipment and instrumentation.

Gross margin

	Year ended December 31,		Change
	2020	2019
Gross margin	32.5%	31.8%	70 bps
Gross margin increased 70 basis points resulting primarily from favorable product mix, reflecting higher sales of our proprietary materials.
Operating income

(in millions)	Year ended December 31,		Change
	2020	2019
Gross profit	$2,080.5	$1,920.7	$159.8
Operating expenses	1,373.7	1,368.9	4.8
Operating income	$706.8	$551.8	$155.0
Operating income increased primarily from higher gross profit, as previously discussed. This was partially offset by higher operating expenses from inflation, increased public company costs, and higher employee incentive costs resulting from our strong performance. Partially offsetting these increases were the impacts of COVID-19 related measures such as discretionary cost controls around travel, expenses and hiring, as well as lower restructuring charges.
Net income

(in millions)	Year ended December 31,		Change
	2020	2019
Operating income	$706.8	$551.8	$155.0
Interest expense	(307.6)	(440.0)	132.4
Loss on extinguishment of debt	(346.8)	(73.7)	(273.1)
Other income, net	9.9	2.5	7.4
Income tax benefit (expense)	54.3	(2.8)	57.1
Net income	$116.6	$37.8	$78.8
Net income increased primarily due to higher operating income, as previously discussed and lower interest expense from the repricings and refinancings of our debt for more favorable interest rates and lower debt. We also experienced a change from income tax expense to income tax benefit, primarily due to the favorable resolution of an uncertain tax position. This was substantially offset by losses incurred on the extinguishment of our debt in connection with our refinancings.

Adjusted EBITDA
For reconciliations of Adjusted EBITDA to net income or loss, see “Reconciliations of non-GAAP measures.”

(in millions)	Year ended December 31,		Change
	2020	2019
Adjusted EBITDA	$1,141.6	$1,031.2	$110.4
Adjusted EBITDA margin	17.9%	17.1%	80 bps
Adjusted EBITDA:
Americas	$802.4	$703.5	$98.9
Europe	397.8	356.2	41.6
AMEA	79.8	81.3	(1.5)
Corporate	(138.4)	(109.8)	(28.6)
Total	$1,141.6	$1,031.2	$110.4
Adjusted EBITDA increased $110.4 million, or 10.7%, which included a favorable foreign currency translation impact of $5.8 million, or 0.5%. The remaining growth was $104.6 million, or 10.2%.
In the Americas, the growth in Adjusted EBITDA was driven by the improvements to net sales previously discussed, commercial excellence, favorable product mix from higher sales of our proprietary materials and productivity, offset by higher employee incentive costs resulting from our strong performance.
In Europe, the growth in Adjusted EBITDA was driven by volume growth, commercial excellence and strong mix of our biopharma and other proprietary offerings. Operating costs reflected higher employee incentive costs resulting from our strong performance, partially offset by cost saving actions related to COVID-19.
In AMEA, Adjusted EBITDA slightly declined despite growth in net sales. This was due to a challenging comparable from sales of our chromatography resin products in the prior year and higher inventory provisioning, offset by the impact of higher net sales in the current period.
In Corporate, Adjusted EBITDA was reduced primarily due to increases in public company compliance costs as a result of our IPO and investments into our global business center as we continue to grow our offshore capabilities to drive efficiency and productivity.
Year ended December 31, 2018
A discussion and analysis covering the year ended December 31, 2018 is included in our 2019 10-K.

Reconciliations of non-GAAP measures
The following table presents the reconciliation of net income or loss to non-GAAP measures:

(in millions)	Year ended December 31,
	2020	2019	2018
Net income (loss)(1)	$116.6	$37.8	$(86.9)
Interest expense(1)	307.6	440.0	523.8
Income tax (benefit) expense(1)	(54.3)	2.8	(26.9)
Depreciation and amortization(1)	395.4	398.9	404.6
Net foreign currency (gain) loss from financing activities(2)	(0.7)	1.9	6.5
Other stock-based compensation expense (benefit)(3)	1.3	36.8	(0.7)
Restructuring and severance charges(4)	11.8	24.3	81.2
Loss on extinguishment of debt(1)	346.8	73.7	—
VWR integration and planning expenses(5)	9.9	22.5	36.2
Other(6)	7.2	(7.5)	7.5
Adjusted EBITDA	$1,141.6	$1,031.2	$945.3

(1)Represents amounts as determined under GAAP.
(2)See note 18 to our consolidated financial statements beginning on page F-1 of this report.
(3)Represents expenses primarily related to remeasuring SARs and other liability-based awards at fair value on a recurring basis and the vesting of performance stock options with the completion of our IPO.
(4)See note 11 to our consolidated financial statements beginning on page F-1 of this report.
(5)Represents expenses incurred related to the planning and integration of VWR.
(6)The following table presents the components of other adjustments to Adjusted EBITDA:

(in millions)	Year ended December 31,
	2020	2019	2018
Executive departures	$—	$—	$4.5
Impairment charges	—	—	2.9
Purchase accounting adjustments	—	(10.7)	(1.0)
Other transaction expenses(1)	7.2	3.2	1.1
Total	$7.2	$(7.5)	$7.5

(1) Other transaction expenses for 2020 primarily relate to merger and acquisition activities that were abandoned and secondary offerings of our common stock.

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
Liquidity
The following table presents our primary sources of liquidity:

(in millions)	December 31, 2020
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$300.0	$515.0	$815.0
Undrawn letters of credit outstanding	(12.6)	(1.6)	(14.2)
Outstanding borrowings	—	—	—
Unused availability	$287.4	$513.4	800.8
Cash and cash equivalents			286.6
Total liquidity			$1,087.4
We fund short-term cash requirements primarily from operating cash flows. Our availability under our receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs. As of December 31, 2020, we were in compliance with our debt covenants.
At December 31, 2020, $201.9 million or 70% of our cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Year ended December 31,		Change
	2020	2019
Operating activities:
Net income	$116.6	$37.8	$78.8
Non-cash items	790.8	528.2	$262.6
Working capital changes[1],[2]	(43.1)	(177.0)	$133.9
All other	65.5	(35.0)	100.5
Total	929.8	354.0	575.8
Investing activities	(59.1)	(42.1)	(17.0)
Financing activities	(782.9)	(307.8)	(475.1)
Capital expenditures	(61.6)	(51.6)	(10.0)

1     The amount previously reported as working capital changes for fiscal year ended December 31, 2019 has been revised in the above table to give effect to the correction of an immaterial classification error disclosed in note 1 to our consolidated financial statements beginning on page F-1 of this report.
2    Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities increased $575.8 million in 2020 primarily due to an increase of operating income and reductions in net working capital and cash paid for interest and taxes.
Investing activities used $17.0 million of additional cash in 2020, reflecting an increase in capital spending and fewer proceeds from the sale of capital assets.
Financing activities used $475.1 million of additional cash in 2020. We paid a net of $422.7 million of debt principal and $315.8 million of fees and premiums to refinance certain debt instruments. In 2019, we received $4,235.6 million of IPO proceeds, offset by payments of $1,878.6 million to lower our debt and $2,630.9 million to redeem our series A preferred stock.
A discussion and analysis of historical cash flows covering the year ended December 31, 2018 is included in the 2019 10-K.
Indebtedness
A significant portion of our long-term financing is from indebtedness. The purpose of this section is to disclose how certain features of our indebtedness influence our liquidity and capital resources. Additional detail about the terms of our indebtedness may be found in note 13 to our consolidated financial statements beginning on page F-1 of this report.

Our credit facilities provide us access to up to $815 million of additional cash
We have entered into a receivables facility and a revolving credit facility that provide us access to cash to fund short-term business needs. See the section entitled “Liquidity” for additional information.
Our indebtedness restricts us from paying dividends to common stockholders
The acquisition of VWR was partially funded by the issuance of debt by Avantor Inc.’s wholly-owned subsidiary, Avantor Funding, Inc. Certain of those debt agreements prevent Avantor Funding, Inc. from paying dividends or making other payments to Avantor, Inc., subject to limited exceptions. At December 31, 2020 and 2019, substantially all of Avantor, Inc.’s net assets were subject to those restrictions.
Our senior secured credit facilities require or may require us to make certain principal repayments prior to maturity
We are required to make quarterly payments on our senior secured credit facilities, with the balance due on the maturity date. We have generated sufficient cash flow to make all required historical payments, and we expect that our cash flows will continue to be sufficient to make future payments.
To the extent our net leverage ratios, as defined in our credit agreement, reach certain levels, we are required to make additional prepayments if: (i) we generate excess cash flows, as defined in our credit agreement, at specified percentages that decline if certain net leverage ratios are achieved; or (ii) we receive cash proceeds from certain types of asset sales or debt issuances. We are required to make a prepayment of 50% of our excess cash flows if our first lien net leverage ratio, as defined in our credit agreement, exceeds 4.50:1.00, a prepayment of 25% of our excess cash flows if our first lien net leverage ratio is less than or equal to 4.50:1.00 but greater than 3.75:1.00, and no prepayment if our first lien net leverage ratio is less than or equal to 3.75:1.00. As our first lien net leverage ratio was below 3.75:1.00 at December 31, 2020, no additional prepayments were required and no such prepayments have become due since the inception of the credit facilities.
We are subject to certain financial covenants that, if not met, could put us in default of our debt agreements
The receivables facility and our senior secured credit facilities contain certain other customary covenants, including a financial covenant. That covenant becomes applicable in periods when we have drawn more than 35% of our revolving credit facility. When applicable, we may not have total borrowings in excess of a pro forma net leverage ratio, as defined. This covenant was not applicable at December 31, 2020, and our historical net leverage has been below the covenant requirement.

Contractual obligations
The following table presents our contractual obligations at December 31, 2020:

(in millions)	Payments due by period
	Total	Less than a year	1-3 years	3-5 years	More than 5 years
Debt:
Principal(1)(2)	$4,972.2	$26.4	$51.1	$1,682.6	$3,212.1
Interest(1)	1,235.5	183.9	365.2	351.7	334.7
Operating leases	152.9	40.3	60.9	31.6	20.1
Purchase obligations(3)	397.6	131.0	266.6	—	—
Other liabilities:
Underfunded defined benefit plans(4)	160.3	7.2	10.6	11.6	130.9
Transition tax payments(5)	58.8	6.2	17.8	34.8	—
Other	7.7	2.2	1.4	0.4	3.7
Total	$6,985.0	$397.2	$773.6	$2,112.7	$3,701.5

(1)Includes finance lease liabilities. To calculate payments for principal and interest, we assumed that variable interest rates, foreign currency exchange rates and outstanding borrowings under credit facilities were unchanged from December 31, 2020 through maturity. For the variable interest rates and principal amounts used, see note 13 to our consolidated financial statements beginning on page F-1 of this report.
(2)Our senior secured credit facilities would require us to accelerate our principal repayments should we generate excess cash flows, as defined, in future periods.
(3)Purchase obligations for certain products and services are made in the normal course of business to meet operating needs.
(4)Represents our obligation to fund defined benefit plans with obligations in excess of plan assets. The total obligation is equal to the aggregate excess of the discounted benefit obligation over the fair value of plan assets for all underfunded plans. The payments due in less than one year are estimated using actuarial methods. The payments due for all other years are estimated by distributing the remaining funding status to future periods in the same way as benefit payments are expected to be made by the plans following actuarial methods.
(5)Represents our transition tax obligation due over eight years to transition to the modified territorial tax system under new U.S. income tax legislation.
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
We consider the policies and estimates discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on our judgment. Specific risks for these critical accounting policies are described in the following sections. For all of these policies, we caution that future events rarely develop exactly as forecasted, and such estimates naturally require adjustment.
Our discussion of critical accounting policies and estimates is intended to supplement, not duplicate, our summary of significant accounting policies so that readers will have greater insight into the uncertainties involved in these areas. For a summary of all of our significant accounting policies, see note 2 to our consolidated financial statements beginning on page F-1 of this report.
Testing goodwill and other intangible assets for impairment
We carry significant amounts of goodwill and other intangible assets on our consolidated balance sheet. At December 31, 2020, the combined carrying value of goodwill and other intangible assets, net of accumulated amortization and impairment charges, was $6,909.0 million or 70% of our total assets.
Required annual assessment
On October 1 of each year, we perform annual impairment testing of our goodwill and indefinite-lived intangible assets, or more frequently whenever an event or change in circumstance occurs that would require reassessment of the recoverability of those assets. The impairment analysis for goodwill and indefinite-lived intangible assets consists of an optional qualitative test potentially followed by a quantitative analysis. These measurements rely upon significant judgment from management described as follows:
•The qualitative analysis for goodwill and indefinite-lived intangible assets requires us to identify potential factors that may result in an impairment and estimate whether they would warrant performance of a quantitative test;
•The quantitative goodwill impairment test requires us to estimate the fair value of our reporting units. We estimate the fair value of each reporting unit using a weighted average of two valuation methods based on a discounted cash flows method and a guideline public company method. These valuation methods require management to make various assumptions, including, but not limited to, future profitability, cash flows, discount rates, weighting of valuation methods and the selection of comparable publicly traded companies.
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
We did not record any impairment charges as a result of our October 1, 2020 impairment testing. Each reporting unit had a fair value that was substantially in excess of its carrying value.
Estimating valuation allowances on deferred tax assets
We are required to estimate the degree to which tax assets and loss carryforwards will result in a future income tax benefit, based on our expectations of future profitability by tax jurisdiction. We provide a valuation allowance for deferred tax assets that we believe will more likely than not go unutilized. If it becomes more likely than not that a deferred tax asset will be realized, we reverse the related valuation allowance and recognize an income tax benefit for the amount of the reversal. At December 31, 2020, our valuation allowance on deferred tax assets was $209.9 million, $174.1 million of which relates to foreign net operating loss carry forwards that are not expected to be realized.
We must make assumptions and judgments to estimate the amount of valuation allowance to be recorded against our deferred tax assets, which take into account current tax laws and estimates of the amount of future taxable income, if any. Changes to any of the assumptions or judgments could cause our actual income tax obligations to differ from our estimates.
Accounting for uncertain tax positions
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess income tax positions for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded an amount having greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority assumed to have full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Our reserve for uncertain tax positions was $46.7 million at December 31, 2020, exclusive of penalties and interest. Where applicable, associated interest expense has also been recognized as a component of the provision for income taxes.
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
Calculating expense for long-term compensation arrangements
Our employees have received various long-term compensation awards, including stock options, RSUs, performance stock units and cash-based awards. We calculate expense for some of those awards using fair value estimates based on unobservable inputs. Additionally, some of those awards contain performance or market conditions. We assess the probability of achieving those performance conditions, and in cases where partial or exceptional performance affects the size of the award, we also estimate the projected achievement level. We determine the fair value of awards with market conditions on their grant date using a Monte Carlo model, which incorporates the probability of achieving the market condition in the awards’ fair value.
Expense for stock options is determined on the grant date and recognized ratably over their vesting term. We estimate the grant date fair value of stock options using the Black-Scholes model. This model requires us to make various assumptions, with the most significant assumption currently being the volatility of our stock price. A public quotation was first established for our common stock in May 2019, which does not provide adequate historical basis to reasonably estimate the expected volatility of our common stock over their more than six-year expected life. Instead, we estimate volatility based on historical stock price trends of a peer company set. The fair value of our awards would have differed had we selected different peer companies or used a different technique to estimate volatility. Increasing our expected volatility assumption by 5% for all stock options at the date of grant would have increased our 2020 stock-based compensation expense by $2.2 million.
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
Our U.S. subsidiaries carry significant amounts of euro-denominated debt. This does not result in any material risks from an earnings perspective because the exposure from these instruments is substantially hedged by offsetting exposures from intercompany borrowing arrangements. From a cash flow perspective, we have the risk of paying more or less cash for any optional or mandatory repayments of our euro-denominated debt that may not be offset with equivalent cash repayments of our intercompany borrowings. For example, an optional debt repayment of €100 million on December 31, 2020 and

December 31, 2019, with a 10% weakening of the U.S. dollar would have caused us to pay an additional $12.2 million and $11.2 million, respectively, to extinguish that debt.
Changes to foreign currency exchange rates could favorably or unfavorably affect the translation of our foreign operating results. For example, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because local currencies will translate into fewer U.S. dollars. For the year ended December 31, 2020, a 10% strengthening of the U.S. dollar compared to all other currencies would have decreased net income by $4.7 million and decreased Adjusted EBITDA by $45.0 million. For the year ended December 31, 2019, a 10% strengthening of the U.S. dollar compared to all other currencies would have increased net income by $2.6 million (due to our foreign subsidiaries reporting an aggregate net loss) and decreased Adjusted EBITDA by $38.0 million.
Interest rate risk
We carry a significant amount of debt that exposes us to interest rate risk. A portion of our debt consists of variable-rate instruments. We have also issued fixed-rate secured and unsecured notes. None of our other financial instruments are subject to material interest rate risk.
At December 31, 2020, we had borrowings of $2,066.5 million under our credit facilities. Borrowings under these facilities bear interest at variable rates based on prevailing LIBOR and EURIBOR rates in the financial markets. Changes to those market rates affect both the amount of cash we pay for interest and our reported interest expense. Our euro term loans include a zero percent floor on EURIBOR, which has been negative, so the floor provides a partial hedge of our variable interest rate risk on that loan. At December 31, 2020, a 100 basis point increase to the applicable variable rates of interest would have increased the amount of interest by $18.8 million per annum. At December 31, 2019, a 100 basis point increase to the applicable variable rates of interest would have increased the amount of interest by $9.5 million per annum.
Our senior secured notes and senior unsecured notes bear interest at fixed rates, so their fair value will increase if interest rates fall and decrease if interest rates rise. At December 31, 2020, a 100 basis point decrease in the market rate of interest for the notes would have increased their aggregate fair value by $182.1 million. At December 31, 2019, a 100 basis point decrease in the market rate of interest for the notes would have increased their aggregate fair value by $202.0 million.
Item 8.    Financial statements and supplementary data
The information required by this item is included at the end of this report beginning on page F-1.
Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A.    Control and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of

December 31, 2020, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There have been no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Management’s annual report on internal control over financial reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting which follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Avantor, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Avantor, Inc and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 16, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 16, 2021
Item 9B.    Other information
None.
PART III
See Part I, “Information about our executive officers” for information about our executive officers, which is incorporated by reference herein. The other information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders.

Item 10.    Directors, executive officers and corporate governance
See Part I, “Information about our executive officers” for information about our executive officers, which is incorporated by reference herein. The other information required by this Item is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2021 annual meeting of stockholders which we intend to file with the SEC no later than 120 days after our 2020 fiscal year end (the “2021 Proxy Statement”).

Item 11.    Executive compensation
The information required by this Item is incorporated by reference to the applicable information in our 2021 Proxy Statement.

Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this Item is incorporated by reference to the applicable information in our 2021 Proxy Statement.

Item 13.    Certain relationships and related transactions, and director independence
The information required by this Item is incorporated by reference to the applicable information in our 2021 Proxy Statement.

Item 14.    Principal accounting fees and services
The information required by this Item is incorporated by reference to the applicable information in our 2021 Proxy Statement.

PART IV
Item 15.    Exhibits, financial statement schedules
The following documents are filed as part of this report.
1.Financial Statements and Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1.
2.Exhibits:

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
3.1	Second Amended and Restated Certificate of Incorporation of Avantor, Inc.	8-K	3.1	5/21/2019
3.2	Third Amended and Restated Bylaws of Avantor, Inc.	8-K	3.1	1/28/2021
3.3	Certificate of Designations of 6.250% Series A Mandatory Convertible Preferred Stock of Avantor, Inc.	8-K	3.3	5/21/2019
4.1	Description of capital stock	10-K	4.1	2/14/2020

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
4.2	Indenture, dated as of July 17, 2020, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.1	7/17/2020
4.3	Indenture, dated as of November 6, 2020, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent.	8-K	4.1	11/6/2020
10.1	Credit Agreement, dated as of November 21, 2017, by and among Vail Holdco Sub LLC, Avantor Funding, Inc. (f/k/a Avantor, Inc.), the guarantors party thereto, Goldman Sachs Bank USA and the other lenders, l/c issuers and parties thereto.	S-1/A	10.1	4/10/2019
10.2	Amendment No. 1, dated as of November 27, 2018 to the Credit Agreement, dated as of November 21, 2017, by and among Vail Holdco Sub LLC, Avantor Funding, Inc. (f/k/a Avantor, Inc.), the guarantors party thereto, Goldman Sachs Bank USA and the other lenders, l/c issuers and parties thereto.	S-1/A	10.2	4/10/2019
10.3	Amendment No. 2 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral, Swing Line Lender and an L/C Issuer, the lenders party thereto and Goldman Sachs Lending Partners LLC, as the Additional Initial B-2 Euro Term Lender and the Additional Initial B-2 Dollar Term Lender.	8-K	10.1	6/18/2019
10.4	Amendment No. 3 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer, the lenders party thereto and Goldman Sachs Lending Partners LLC, as the Additional Initial B-3 Euro Term Lender and the Additional Initial B-3 Dollar Term Lender.	8-K	10.1	1/27/2020
10.5	Amendment No. 4 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer.	8-K	10.1	7/14/2020

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.6
Amendment No. 5 to the Credit Agreement, dated as of November 21, 2017 (as amended by Amendment No. 1 to Credit Agreement, dated as of November 27, 2018, Amendment No. 2 to Credit Agreement, dated as of June 18, 2019, Amendment No. 3 to Credit Agreement, dated as of January 24, 2020 and Amendment No. 4, dated as of July 14, 2020), among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer, the lenders party thereto and Goldman Sachs Lending Partners LLC, as the New Term Lender
		8-K	10.1	11/6/2020
10.7	Security Agreement, dated as of November 21, 2017, among the grantors identified therein and Goldman Sachs Bank USA, as agent.	S-1/A	10.3	4/10/2019
10.8	First Lien Intercreditor Agreement, dated as of November 21, 2017, by and among Avantor Funding, Inc. (f/k/a Avantor, Inc.), Vail Holdco Sub LLC, the other grantors party thereto, Goldman Sachs Bank USA, as collateral agent for the credit agreement secured parties, the Bank of New York Mellon Trust Company, N.A., as collateral agent for the indenture secured parties and each additional agent party from time to time thereto.	S-1/A	10.4	4/10/2019
10.9	Receivables Purchase Agreement, dated March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time party thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank.	8-K	10.1	3/30/2020
10.10	Purchase and Sale Agreement, dated March 27, 2020, between the various entities listed on Schedule I thereto as Originators and Avantor Receivables Funding, LLC.	8-K	10.2	3/30/2020
10.11	Stockholders Agreement, dated as of November 21, 2017, between Avantor, Inc. (f/k/a Vail Holdco Corp) and the other parties named therein.	S-1/A	10.7	4/10/2019
10.12	Amendment to Stockholders Agreement, dated as of March 15, 2018, between Avantor, Inc. and the other parties named therein.	S-1/A	10.8	4/10/2019
10.13	Investor Rights Agreement, dated as of May 21, 2019, by and between Avantor, Inc. and New Mountain Partners III, L.P.	8-K	10.1	5/21/2019
10.14	Registration Rights Agreement, dated as of November 21, 2017, among Avantor, Inc. (f/k/a Vail Holdco Corp) and the other parties named therein.	S-1/A	10.10	4/10/2019

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.15	Amendment to Registration Rights Agreement, dated as of March 15, 2018, between Avantor, Inc. and the other parties named therein.	S-1/A	10.11	4/10/2019
10.16^	Avantor Funding, Inc. (f/k/a Avantor, Inc.) Equity Incentive Plan (as amended through September 28, 2016).	S-1/A	10.12	4/5/2019
10.17^	Form of Nonqualified Stock Option Agreement under the Avantor Funding, Inc. Equity Incentive Plan.	S-1/A	10.13	4/25/2019
10.18^	Avantor, Inc. (f/k/a Vail Holdco Corp) Equity Incentive Plan.	S-1/A	10.14	4/5/2019
10.19^	Form of Nonqualified Stock Option Agreement under the Avantor, Inc. Equity Incentive Plan.	S-1/A	10.15	4/25/2019
10.20^	Avantor, Inc. 2019 Equity Incentive Plan	8-K	10.2	5/21/2019
10.21^	Form of Nonqualified Stock Option Agreement under the Avantor, Inc. 2019 Equity Incentive Plan.	S-1/A	10.25	4/25/2019
10.22	Form of Performance Stock Unit Grant Notice Under The Avantor, Inc. 2019 Equity Incentive Plan (Employees)	*
10.23^	Form of Restricted Stock Unit Agreement under the Avantor, Inc. 2019 Equity Incentive Plan (Employees).	S-1/A	10.26	4/25/2019
10.24^	Form of Restricted Stock Unit Agreement under the Avantor, Inc. 2019 Equity Incentive Plan (Non-Employee Directors).	S-1/A	10.27	4/25/2019
10.25^	Avantor, Inc. 2019 Employee Stock Purchase Plan	8-K	10.3	5/21/2019
10.26^	Amendment No. 1 to the Avantor, Inc. 2019 Employee Stock Purchase Plan	S-8	4.4	11/14/2019
10.27^	Amended and Restated Employment Agreement, dated April 10, 2019, between Michael Stubblefield and Avantor, Inc. (f/k/a Vail Holdco Corp)	S-1/A	10.16	4/25/2019
10.28^	Employment Letter Agreement, dated October 5, 2018, between Thomas A. Szlosek and Avantor, Inc. (f/k/a Vail Holdco Corp)	S-1/A	10.17	4/5/2019
10.29^	Amended and Restated Employment Letter Agreement, dated April 2, 2019, between Gerard Brophy and VWR Management Services, LLC	S-1/A	10.19	4/10/2019
10.30^	Contract of Employment, dated June 29, 2018, between Frederic Vanderhaegen and VWR International GmbH	S-1/A	10.20	4/25/2019
10.31^	Addendum to Contract of Employment, dated April 10, 2019, between Frederic Vanderhaegen and VWR International GmbH	S-1/A	10.21	4/25/2019
10.32^	Employment Letter Agreement, dated November 10, 2017, between Devashish Ohri and Avantor Performance Materials India Limited	10-Q	10.5	4/29/2020
10.33^	Form of Indemnification Agreement (between Avantor, Inc. and its directors and officers)	S-1/A	10.23	4/25/2019
21	List of subsidiaries of Avantor, Inc.	*

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
23	Consent of Deloitte & Touche LLP	*
24	Power of attorney (included on signature page hereto)	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
101
The following materials from this report, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith
**    Furnished herewith
^    Indicates management contract or compensatory plan, contract or arrangement.
Item 16.    Form 10-K summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avantor, Inc.

Date: February 16, 2021	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President and Chief Accounting Officer (Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Stubblefield	Director, President and Chief Executive Officer	February 16, 2021
Michael Stubblefield

/s/ Thomas A. Szlosek	Executive Vice President and Chief Financial Officer	February 16, 2021
Thomas A. Szlosek

/s/ Steven Eck	Senior Vice President and Chief Accounting Officer	February 16, 2021
Steven Eck
Directors:

Rajiv Gupta	Jo Natauri
Juan Andres	Jonathan Peacock
Michael Severino	Rakesh Sachdev
Matthew Holt	Christi Shaw
Andre Moura	Greg Summe
By Justin Miller pursuant to a power of attorney executed by the directors listed above, which has been filed as an exhibit hereto.

/s/ Justin Miller
Justin Miller, Attorney in fact
February 16, 2021

Avantor, Inc. and subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Avantor, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avantor, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income or loss, stockholders’ equity or deficit, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the financial statements, effective January 1, 2019, the Company adopted the Financial Accounting Standards Board’s new standard related to leases using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill —Americas sciences and Europe Reporting Units - Refer to Notes 2, 5 and 10 to the financial statements
Critical Audit Matter Description
Goodwill is tested for impairment at the reporting unit level on October 1 of each year or more frequently whenever an event or change in circumstance occurs that would require reassessment of the recoverability of the asset. Quantitative impairment testing requires the Company to estimate the fair value of each of its four reporting units. The Company estimates the fair value of each reporting unit using a weighted average of two valuation methods based on a discounted cash flows method and a guideline public company method. These valuation methods require management to make various assumptions, which include, but are not limited to, future profitability, cash flows, discount rates, weighting of valuation methods, and the selection of comparable publicly traded companies (peer groups). If the Company determines the carrying value of a reporting unit exceeds its fair value, an impairment charge is recorded for the excess. No impairment charges were recorded as each reporting unit had a fair value substantially in excess of its carrying value.
The assumptions management made to estimate fair value for the Americas sciences and Europe reporting units under the discounted cash flows method included net sales growth and discount rates and, under the guideline public company method, the selection of appropriate peer groups and market multiples. Performing audit procedures to evaluate the reasonableness of these assumptions for the Americas sciences and Europe reporting units required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures over management’s estimates of net sales growth and discount rates as well as the selection of peer groups and market multiples for the Americas sciences and Europe reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment testing, including those over management’s assumptions of net sales growth and discount rates under the discounted cash flows method and the selection of appropriate peer groups and market multiples under the guideline public company method.
•We evaluated management’s ability to accurately forecast net sales growth by comparing management’s forecasts reflected in the prior period Americas sciences and European reporting unit forecasts to actual results.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate assumptions and the selection of peer groups and guideline public company market multiples, including testing the underlying information supporting these assumptions and the mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 16, 2021
We have served as the Company’s auditor since 2010.

Avantor, Inc. and subsidiaries
Consolidated balance sheets

(in millions)	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$286.6	$186.7
Accounts receivable, net of allowances of $26.2 and $18.6	1,113.3	988.8
Inventory	739.6	711.2
Other current assets	91.4	134.8
Total current assets	2,230.9	2,021.5
Property, plant and equipment, net of accumulated depreciation of $388.3 and $307.8	549.9	557.0
Other intangible assets, net (see note 10)	4,048.8	4,220.2
Goodwill	2,860.2	2,769.4
Other assets	216.7	205.2
Total assets	$9,906.5	$9,773.3
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$26.4	$93.5
Accounts payable	678.9	560.2
Employee-related liabilities	179.3	114.3
Accrued interest	44.5	74.2
Other current liabilities	313.6	232.3
Total current liabilities	1,242.7	1,074.5
Debt, net of current portion	4,867.5	5,023.0
Deferred income tax liabilities	723.9	785.4
Other liabilities	398.1	428.2
Total liabilities	7,232.2	7,311.1
Commitments and contingencies (see note 12)
Stockholders’ equity:
MCPS including paid-in capital, 20.7 shares outstanding	1,003.7	1,003.7
Common stock including paid-in capital, 580.1 and 572.8 shares outstanding	1,737.6	1,748.1
Accumulated deficit	(88.7)	(203.7)
Accumulated other comprehensive income (loss)	21.7	(85.9)
Total stockholders’ equity	2,674.3	2,462.2
Total liabilities and stockholders’ equity	$9,906.5	$9,773.3

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of operations

(in millions, except per share data)	Year ended December 31,
	2020	2019	2018
Net sales	$6,393.6	$6,040.3	$5,864.3
Cost of sales	4,313.1	4,119.6	4,044.5
Gross profit	2,080.5	1,920.7	1,819.8
Selling, general and administrative expenses	1,373.7	1,368.9	1,405.3
Fees to New Mountain Capital	—	—	1.0
Operating income	706.8	551.8	413.5
Interest expense	(307.6)	(440.0)	(523.8)
Loss on extinguishment of debt	(346.8)	(73.7)	—
Other income (expense), net	9.9	2.5	(3.5)
Income (loss) before income taxes	62.3	40.6	(113.8)
Income tax benefit (expense)	54.3	(2.8)	26.9
Net income (loss)	$116.6	$37.8	$(86.9)
Accumulation of yield on preferred stock	(64.6)	(152.5)	(269.5)
Accretion of make whole premium on series A preferred stock	—	(220.4)	—
Net income (loss) available to common stockholders	$52.0	$(335.1)	$(356.4)
Earnings (loss) per share:
Basic	0.09	(0.84)	(2.69)
Diluted	0.09	(0.84)	(2.69)
Weighted average shares outstanding:
Basic	576.3	401.2	132.7
Diluted	583.4	401.2	132.7

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of comprehensive income or loss

(in millions)	Year ended December 31,
	2020	2019	2018
Net income (loss)	$116.6	$37.8	$(86.9)
Other comprehensive income (loss):
Foreign currency translation — unrealized gain (loss)	106.4	(3.3)	(82.7)
Derivative instruments:
Unrealized gain (loss)	1.0	(1.4)	3.0
Reclassification of gain into earnings	(1.7)	(0.9)	(1.9)
Defined benefit plans:
Unrealized loss	(8.3)	(18.9)	(16.9)
Reclassification of loss (gain) into earnings	0.6	(0.6)	2.3
Other comprehensive income (loss) before income taxes	98.0	(25.1)	(96.2)
Income tax benefit	9.6	5.7	3.3
Other comprehensive income (loss)	107.6	(19.4)	(92.9)
Comprehensive income (loss)	$224.2	$18.4	$(179.8)

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of stockholders’ equity or deficit

(in millions)	Stockholders’ equity (deficit) of Avantor, Inc.
	Common stock including paid-in capital		Accumulated deficit	AOCI	Total
	Shares	Amount
Balance on December 31, 2017	132.6	$(2,490.3)	$(156.3)	$26.4	$(2,620.2)
Impact of new accounting standard	—	—	4.8	—	4.8
Comprehensive loss	—	—	(86.9)	(92.9)	(179.8)
Stock-based compensation expense	—	13.0	—	—	13.0
Accumulation of yield on preferred stock	—	(269.5)	—	—	(269.5)
Exercise of stock options	0.2	—	—	—	—
Balance on December 31, 2018	132.8	$(2,746.8)	$(238.4)	$(66.5)	$(3,051.7)

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of stockholders’ equity or deficit (continued)

(in millions)	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated deficit	AOCI	Total
	Shares	Amount	Shares	Amount
Balance on December 31, 2018	—	$—	132.8	$(2,746.8)	$(238.4)	$(66.5)	$(3,051.7)
Impact of new accounting standard	—	—	—	—	(3.1)	—	(3.1)
Issuances, net of issuance costs	20.7	1,003.7	238.1	3,231.9	—	—	4,235.6
Conversion of JCPS	—	—	194.5	1,562.0	—	—	1,562.0
Comprehensive income (loss)	—	—	—	—	37.8	(19.4)	18.4
Stock-based compensation expense	—	—	—	64.4	—	—	64.4
Accumulation of yield on preferred stock	—	—	—	(152.5)	—	—	(152.5)
Accretion of make whole premium on series A preferred stock	—	—	—	(220.4)	—	—	(220.4)
Exercise of stock options	—	—	0.4	0.7	—	—	0.7
Exercise of warrants	—	—	7.0	—	—	—	—
Award reclassification	—	—	—	8.8	—	—	8.8
Balance on December 31, 2019	20.7	1,003.7	572.8	1,748.1	(203.7)	(85.9)	2,462.2
Impact of new accounting standard	—	—	—	—	(1.6)	—	(1.6)
Comprehensive income	—	—	—	—	116.6	107.6	224.2
Stock-based compensation expense	—	—	—	42.2	—	—	42.2
Accumulation of yield on preferred stock	—	—	—	(64.6)	—	—	(64.6)
Stock option exercises and other common stock transactions	—	—	7.3	11.9	—	—	11.9
Balance on December 31, 2020	20.7	$1,003.7	580.1	$1,737.6	$(88.7)	$21.7	$2,674.3

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of cash flows

(in millions)	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$116.6	$37.8	$(86.9)
Reconciling adjustments:
Depreciation and amortization	395.4	398.9	404.6
Stock-based compensation expense	44.1	67.9	18.4
Non-cash restructuring charges	—	10.4	28.4
Provision for accounts receivable and inventory	69.5	48.1	25.7
Deferred income tax expense	(87.5)	(106.7)	(103.9)
Effect of one-time transition tax	—	—	(35.8)
Amortization of deferred financing costs	23.4	33.5	41.4
Loss on extinguishment of debt	346.8	73.7	—
Foreign currency remeasurement (gain) loss	(0.9)	2.4	6.8
Changes in assets and liabilities:
Accounts receivable	(102.4)	(68.9)	(83.4)
Inventory	(69.7)	(84.1)	(41.1)
Accounts payable	110.6	(2.0)	34.2
Accrued interest	(29.7)	(2.4)	(2.4)
Other assets and liabilities	110.7	(49.3)	3.7
Other, net	2.9	(5.3)	(9.2)
Net cash provided by operating activities	929.8	354.0	200.5
Cash flows from investing activities:
Capital expenditures	(61.6)	(51.6)	(37.7)
Other	2.5	9.5	14.5
Net cash used in investing activities	(59.1)	(42.1)	(23.2)

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc.
Consolidated statements of cash flows (continued)

(in millions)	Year ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Debt borrowings	3,938.8	1.3	35.7
Debt repayments	(4,361.5)	(1,878.6)	(185.5)
Payments of debt refinancing fees and premiums	(315.8)	—	—
Payments of contingent consideration	—	(4.6)	(20.5)
Proceeds from issuance of stock, net of issuance costs	—	4,235.6	—
Redemption of series A preferred stock	—	(2,630.9)	—
Payments of dividends on preferred stock	(64.6)	(31.3)	—
Proceeds received from exercise of stock options	20.2	0.7	—
Net cash used in financing activities	(782.9)	(307.8)	(170.3)
Effect of currency rate changes on cash	12.1	(2.5)	(7.8)
Net change in cash and cash equivalents	99.9	1.6	(0.8)
Cash, cash equivalents and restricted cash, beginning of year	189.3	187.7	188.5
Cash, cash equivalents and restricted cash, end of year	$289.2	$189.3	$187.7

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
Basis of presentation
The accompanying financial statements have been prepared in accordance with the rules and regulations of the SEC for annual reports and GAAP. The financial statements include the accounts of Avantor, Inc., its consolidated subsidiaries, and those business entities in which we maintain a controlling interest.
For the periods presented, all share and per share information has been adjusted for a stock split that occurred in connection with our IPO.
The financial statements reflect the adoptions of a new revenue recognition standard at January 1, 2018, a new lease standard at January 1, 2019, and a new credit losses standard at January 1, 2020. Information about these new accounting standards is disclosed in note 3.
Principles of consolidation
All intercompany balances and transactions have been eliminated from the financial statements.
Correction of immaterial classification error
We identified and corrected an immaterial classification error between certain product sales in our previously reported net sales by product lines financial table disclosed in our segment financial information footnote included in our previously reported consolidated financial statements as of and for the years ended December 31, 2019 and 2018. The correction of this error allows for a more accurate presentation of net sales of our product lines and had no impact on the Company’s previously reported consolidated financial statements for the years ended December 31, 2019 and 2018 other than those previously mentioned. The following table presents the impact of this correction for the fiscal years ended December 31, 2019 and 2018.

(in millions)	Year ended December 31, 2019			Year ended December 31, 2018
	Previously reported	Adjustment	As adjusted	Previously reported	Adjustment	As adjusted
Proprietary materials & consumables	$2,008.5	$(243.1)	$1,765.4	$1,933.9	$(245.6)	$1,688.3
Third party materials & consumables	2,395.6	188.0	2,583.6	2,364.9	206.0	2,570.9
Services & specialty procurement	735.6	43.3	778.9	663.5	32.5	696.0
Equipment & instrumentation	900.6	11.8	912.4	902.0	7.1	909.1
Total	$6,040.3	$—	$6,040.3	$5,864.3	$—	$5,864.3

Correction of previously reported consolidated statement of cash flows
We identified and corrected an immaterial classification error in our previously reported consolidated statement of cash flows for the year ended December 31, 2019. The correction of this error within the net cash provided by operating activities resulted in an increase in the line-item referred to as Provision for accounts receivable and inventory and a decrease in the line-item referred to as Inventory by $13.0 million, respectively, from the previously reported amounts of $35.1 million to $48.1 million and $(71.1) million to $(84.1) million, respectively. The correction of this error had no effect on our previously reported net cash provided by operating activities for the year ended December 31, 2019 or on any previously reported amounts in our consolidated financial statements as of and for the year ended December 31, 2019 other than those previously mentioned.
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
In response to the COVID-19 outbreak, on March 27, 2020, the United States Government enacted the CARES Act, which provides financial stimulus to qualifying businesses. We expect to benefit from the provisions under the CARES Act that allow for an increased deduction of business interest for income tax purposes for fiscal years 2019 and 2020, and for the deferral of payments for certain employment taxes incurred through the end of fiscal year 2020. For the business interest deduction, we recognized a cash benefit of $28.3 million for fiscal year 2019, which we applied to our 2020 estimated tax payments. This deduction provided a $30.4 million cash benefit for fiscal year 2020.

Secondary offerings
On May 26, 2020, August 21, 2020 and November 10, 2020, we completed secondary offerings of 51.75 million, 63.89 million and 78.73 million shares of our common stock, respectively, held by certain of our stockholders at the offering prices of $16.25, $19.51 and $25.25 per share, respectively. The shares offered included the full exercise by the underwriters of their option to purchase up to 6.75 million, 8.33 million and 7.16 million additional shares of common stock, respectively. No shares were sold by us, and we received no proceeds from these offerings. Fees incurred to complete these transactions were expensed as incurred and included as a component of SG&A expense.
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
Segment reporting
We report three geographic segments based on customer location: the Americas, Europe and AMEA. Our operating segments are the same as our reportable segments. During the quarter ended March 31, 2020, our Chief Executive Officer, who is our chief operating decision maker, changed the measure used to evaluate segment profitability from Management EBITDA to Adjusted EBITDA. All disclosures relating to segment profitability, including those for comparative periods, have been revised as a result of this change.
None of our customers contributed more than 10% to our net sales, and we disclose net sales for the following product lines: proprietary materials & consumables, third party materials & consumables, services & specialty procurement and equipment & instrumentation.
We disclose geographic data for our two largest countries, the United States and Germany, as a percentage of consolidated net sales. No other countries were individually material. We also disclose certain regional data because of differences in geopolitical and / or competitive conditions. We disclose property and equipment by geographic area because many of these assets cannot be readily moved and are illiquid, subjecting them to geographic risk. None of our other long-lived assets are subject to significant geopolitical risk. We do not manage total assets on a segment basis. Segment information about interest expense, income tax expense or benefit and other significant non-cash items are not disclosed because they are not included in the segment profitability measurement nor are they otherwise provided to our chief operating decision maker on a regular basis.
Cash and cash equivalents
Cash equivalents are comprised of highly-liquid investments with original maturities of three months or less. Bank overdrafts are classified as current liabilities, and changes to bank overdrafts are presented as a financing activity on our consolidated statements of cash flows.
Accounts receivable and allowance for current expected credit losses
Substantially all of our accounts receivable are trade accounts that are recorded at the invoiced amount and generally do not bear interest. Accounts receivable are presented net of an allowance for current expected credit losses. We consider many factors in estimating our allowance including the age of our receivables, historical collections experience, customer types, creditworthiness and economic trends. Account balances are written off against the allowance when we determine it is probable that the receivable will not be recovered.
Inventory
Inventory consists of merchandise inventory related to our distribution business and finished goods, raw materials and work in process related to our manufacturing business. Goods are removed from inventory as follows:
•Merchandise inventory purchased by certain U.S. subsidiaries using the last-in, first-out method.
•All other merchandise inventory using the first-in, first-out method.
•Manufactured inventories using an average cost method.
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
Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation is recognized using the straight-line method over estimated useful lives of three to 40 years for buildings and related improvements, three to 20 years for machinery and equipment and three to 10 years for capitalized software. Leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the estimated remaining life of the lease. Depreciation is classified as cost of sales or SG&A expense based on the use of the underlying asset.
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
We evaluate long-lived assets or asset groups for impairment whenever events or changes in circumstances indicate a potential inability to recover their carrying amounts. Impairment is determined by comparing their carrying value to their estimated undiscounted future cash flows. If long-lived assets or asset groups are impaired, the loss is measured as the amount by which their carrying values exceed their fair values.
Goodwill and other intangible assets
Goodwill represents the excess of the price of an acquired business over the aggregate fair value of its net assets. Other intangible assets consist of both finite-lived and indefinite-lived intangible assets.
Goodwill and other indefinite-lived intangible assets are tested annually for impairment on October 1 of each year. Goodwill impairment testing is performed at the reporting unit level. Our reporting units are Americas sciences, Americas silicones, Europe and AMEA.
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
Finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis, with customer relationships amortized over lives of ten to 20 years, the VWR tradename amortized over a life of 6.4 years and other finite-lived intangible assets amortized over lives of two to 20 years. Amortization is classified in SG&A expenses. We reevaluate the estimated useful lives of our finite-lived intangible assets annually.
Restructuring and severance charges
We have implemented various restructuring and severance plans. Those plans are designed to improve gross margins and reduce operating costs over time. We typically incur upfront charges to implement those plans related to employee severance, facility closure and other actions:
•Employee severance and related — Employee severance programs can be voluntary or involuntary. Voluntary severances are recorded at their reasonably estimated amount when associates accept severance offers. Involuntary severances covered by plan or statute are recorded at estimated amounts when probable and reasonably estimable. Significant judgment is required to determine probability and whether the amount can be reasonably estimated. Involuntary severances requiring continuing service are measured at fair value as of the termination date and recognized on a straight-line basis over the service period. Other involuntary severances are recognized at fair value on the date we notify associates of the severance plan.
•Facility closure — On the date we cease using a facility, facility lease assets are tested for impairment in the same way as other long-lived assets. The remaining lease expense is recognized between the period that we commit to cease use of a facility, and the date we exit.
•Other — Other charges may be incurred to write down assets, divest businesses or for other reasons and are accounted for under applicable GAAP as described elsewhere in these policies.
Restructuring and severance charges are classified as SG&A expenses. Accrued restructuring and severance charges are classified as employee-related or current liabilities if we anticipate settlement within one year, otherwise they are included in other liabilities.
Contingencies
Our business exposes us to various contingencies including compliance with environmental laws and regulations, legal exposures related to the manufacture and sale of products and other matters. Loss contingencies are reflected in the financial statements based on our assessments of their expected outcome or resolution:
•They are recognized as liabilities on our balance sheet if the potential loss is probable and the amount can be reasonably estimated.
•They are disclosed if the potential loss is material and considered at least reasonably possible.
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
Stockholders’ equity or deficit comprises nonredeemable ownership interests in MCPS and common stock. Our accounting policies for these instruments are as follows:
•MCPS is classified as permanent equity and initially recorded at fair value, net of issuance costs. Accrued but unpaid MCPS dividends are classified as other current liabilities with a corresponding reduction to common stock including paid-in capital.
•Common stock is presented at par value plus additional paid-in amounts, net of issuance costs. Distributions are accounted for as reductions to common stock including paid-in capital and are classified as financing activities on the statement of cash flows.
•Upon issuance, paid-in capital is allocated among host stock instruments and detachable warrants on a relative fair value basis.
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
Disclosures about certain classes of stock are provided in the footnotes and not stated separately on the balance sheet or statement of stockholders’ equity or deficit when those presentations are not deemed to be material.
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
Employee benefit plans
Some of our employees participate in defined benefit plans that we sponsor. We present these plans as follows due to their differing geographies, characteristics and actuarial assumptions:
•U.S. plans — Two plans based in the United States, one of which we acquired from VWR in 2017. Another plan acquired from VWR was merged with ours in 2018. The U.S. plans are closed to participants who joined the Company after 2018, and annual accruals of future pension benefits for participating employees are not material to our financial statements.

•Non-U.S. plans — Eight plans for our employees around the world that we acquired from VWR in 2017, most of which continue to accrue future pension benefits.
•Medical plan — A post-retirement medical plan for certain employees in the United States. The medical plan is closed to new employees, and annual accruals of future pension benefits for participating employees are not material to our financial statements.
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
Stock options and RSUs
We measure the expense of stock options and RSUs based on their grant-date fair values. These awards typically vest with continuing service, so expense is recognized on a straight-line basis from the date of grant through the end of the requisite service period. When awards are contingent upon the achievement of a performance condition, we record expense over the life of the awards in accordance with the probability of achievement. We measure the expense of awards with a market condition based on the grant-date fair value, which includes the probability of achieving the market condition. We recognize forfeitures of unvested awards as they occur by reversing any expense previously recorded in the period of forfeiture. We issue new shares of common stock upon exercise or vesting of awards.
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
Fair value measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date. We classify fair value measurements based on the lowest of the following levels that is significant to the measurement:
•Level 1 — Quoted prices in active markets for identical assets or liabilities
•Level 2 — Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability
•Level 3 — Inputs that are unobservable for the asset or liability based on our evaluation of the assumptions market participants would use in pricing the asset or liability
We exercise considerable judgment when estimating fair value, particularly when evaluating what assumptions market participants would likely make. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values.
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
3.    New accounting standards
New tax standard
In December 2019, the FASB issued a new standard to simplify the accounting for income taxes by removing certain exceptions to the existing guidance and also providing for additional clarification. This standard encompasses multiple amendments, and requires adoption either retrospectively, prospectively, or using a modified retrospective approach, depending on the amendment. For the amendments in which we are given the choice between adopting retrospectively or on a modified retrospective basis, we will adopt on a modified retrospective basis. All other amendments will be adopted using the method prescribed by the standard. The standard is effective on January 1, 2021 and its impact is expected to be immaterial.
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

4.    Earnings (loss) per share
The following table presents the reconciliation of basic and diluted earnings per share for the year ended December 31, 2020:

(in millions, except per share data)	Year ended December 31, 2020
	Net income available to common shareholders (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$52.0	576.3	$0.09
Dilutive effect of stock-based awards	—	7.1
Diluted	$52.0	583.4	$0.09
For the year ended December 31, 2020, diluted earnings per share included accumulation of yield on preferred stock of $64.6 million, and excluded 62.9 million of common stock equivalents under the MCPS because they were anti-dilutive to the calculation.
For the below periods presented, basic and diluted loss per share calculations were the same because we reported a net loss available to common stockholders. The following table presents the number of common shares from convertible instruments that were excluded from the calculations of diluted loss per share because their effect would have been anti-dilutive:

(in millions)	Year ended December 31,
	2019	2018
Stock options	23.0	21.1
Restricted stock units	4.2	—
MCPS	62.9	—
Total	90.1	21.1

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

Impairment testing
On October 1, 2020, we performed quantitative annual impairment testing of goodwill for each of our reporting units. We did not record any impairment charges. Each reporting unit had a fair value that was substantially in excess of its carrying value.
Unfavorable changes to forecasted results and other assumptions used to determine fair values of reporting units or long-lived assets could present a risk of impairment in future periods. We have not recorded any material impairments during the periods presented.
Collective bargaining arrangements
As of December 31, 2020, approximately 4% of our employees in North America were represented by unions, and a majority of our employees in Europe are represented by workers’ councils or unions.
6.    Segment financial information
We report based on three geographic segments based on customer location: the Americas, Europe and AMEA. Each segment manufactures and distributes solutions for the life sciences and advanced technologies & applied materials industries. Corporate costs are managed on a standalone basis and not allocated to segments.
The following tables present information by reportable segment:

(in millions)	Net sales Year ended December 31,			Adjusted EBITDA Year ended December 31,
	2020	2019	2018	2020	2019	2018
Americas	$3,731.5	$3,584.8	$3,460.9	$802.4	$703.5	$631.7
Europe	2,286.7	2,102.0	2,095.3	397.8	356.2	338.5
AMEA	375.4	353.5	308.1	79.8	81.3	70.8
Corporate	—	—	—	(138.4)	(109.8)	(95.7)
Total	$6,393.6	$6,040.3	$5,864.3	$1,141.6	$1,031.2	$945.3

(in millions)	Capital expenditures Year ended December 31,			Depreciation and amortization Year ended December 31,
	2020	2019	2018	2020	2019	2018
Americas	$36.0	$32.8	$20.4	$245.8	$249.7	$252.2
Europe	22.2	12.7	14.0	139.8	141.0	145.7
AMEA	3.4	6.1	3.3	9.8	8.2	6.7
Total	$61.6	$51.6	$37.7	$395.4	$398.9	$404.6
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.

The following table presents the reconciliation of Adjusted EBITDA from net income or loss:

(in millions)	Year ended December 31,
	2020	2019	2018
Net income (loss)	$116.6	$37.8	$(86.9)
Interest expense	307.6	440.0	523.8
Income tax (benefit) expense	(54.3)	2.8	(26.9)
Depreciation and amortization	395.4	398.9	404.6
Net foreign currency (gain) loss from financing activities	(0.7)	1.9	6.5
Other stock-based compensation expense (benefit)	1.3	36.8	(0.7)
Restructuring and severance charges	11.8	24.3	81.2
Loss on extinguishment of debt	346.8	73.7	—
VWR integration and planning expenses	9.9	22.5	36.2
Other	7.2	(7.5)	7.5
Adjusted EBITDA	$1,141.6	$1,031.2	$945.3
The following table presents net sales by product line:

(in millions)	Year ended December 31,
	2020	2019	2018
		(1)	(1)
Proprietary materials & consumables	$2,043.6	$1,765.4	$1,688.3
Third party materials & consumables	2,671.8	2,583.6	2,570.9
Services & specialty procurement	817.5	778.9	696.0
Equipment & instrumentation	860.7	912.4	909.1
Total	$6,393.6	$6,040.3	$5,864.3

(1)As adjusted, see note 1.
The following table presents information by geographic area:

(in millions)	Net sales Year ended December 31,			Property, plant and equipment, net December 31,
	2020	2019	2018	2020	2019
United States	$3,493.7	$3,330.9	$3,126.5	$352.4	$373.4
Germany	511.4	464.4	507.6	20.3	19.4
Other countries in Europe	1,775.3	1,637.6	1,587.7	117.1	113.1
All other countries	613.2	607.4	642.5	60.1	51.1
Total	$6,393.6	$6,040.3	$5,864.3	$549.9	$557.0

7.    Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash flow information:

(in millions)	December 31,
	2020	2019
Cash and cash equivalents	$286.6	$186.7
Restricted cash classified as other assets	2.6	2.6
Total	$289.2	$189.3

(in millions)	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Cash paid for income taxes, net	$42.7	$112.3	$65.6
Cash paid for interest	323.1	410.4	481.3
Cash paid under operating leases	42.3	44.1	*
Cash paid under finance leases	5.3	4.9	*
Cash flows from financing activities:
Cash paid under finance leases	4.3	5.5	*

*    Disclosures have been provided prospectively since January 1, 2019 in accordance with the new lease standard disclosed in note 3.
The following table presents the classification on the statements of cash flows of contingent consideration payments:

(in millions)	Year ended December 31,
	2020	2019	2018
Operating activities, other reconciling adjustments	$—	$—	$1.9
Financing activities	—	4.6	20.5
Total	$—	$4.6	$22.4

8.    Inventory
The following table presents components of inventory:

(dollars in millions)	December 31,
	2020	2019
Merchandise inventory	$463.0	$445.2
Finished goods	115.9	104.4
Raw materials	123.2	125.1
Work in process	37.5	36.5
Total	$739.6	$711.2
Inventory under the LIFO method:
Percentage of total inventory	29%	31%
Excess of current cost over carrying value	$19.0	$4.3

9.    Property, plant and equipment
The following table presents the components of property, plant and equipment:

(in millions)	December 31,
	2020	2019
Buildings and related improvements	$359.2	$340.4
Machinery, equipment and other	376.3	344.3
Software	106.7	92.1
Land	47.1	45.8
Assets not yet placed into service	48.9	42.2
Property, plant and equipment, gross	938.2	864.8
Accumulated depreciation	(388.3)	(307.8)
Property, plant and equipment, net	$549.9	$557.0
Depreciation expense was $87.9 million in 2020, $86.6 million in 2019 and $83.3 million in 2018.
10.    Goodwill and other intangible assets
The following tables present changes in goodwill by segment:

(in millions)	Year ended December 31, 2020
	Americas	Europe	AMEA	Total
Beginning balance, net	$1,609.6	$1,130.1	$29.7	$2,769.4
Currency translation	2.0	87.1	0.4	89.5
Other	—	1.3	—	1.3
Ending balance, net	1,611.6	1,218.5	30.1	2,860.2
Accumulated impairment losses	21.0	6.7	11.1	38.8
Ending balance, gross	$1,632.6	$1,225.2	$41.2	$2,899.0

(in millions)	Year ended December 31, 2019
	Americas	Europe	AMEA	Total
Beginning balance, net	$1,604.7	$1,150.0	$30.0	$2,784.7
Currency translation	5.8	(17.7)	(0.3)	(12.2)
Other	(0.9)	(2.2)	—	(3.1)
Ending balance, net	1,609.6	1,130.1	29.7	2,769.4
Accumulated impairment losses	21.0	6.7	11.1	38.8
Ending balance, gross	$1,630.6	$1,136.8	$40.8	$2,808.2

The following table presents the components of other intangible assets:

(in millions)	December 31, 2020			December 31, 2019
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$4,701.6	$894.9	$3,806.7	$4,547.7	$641.3	$3,906.4
VWR trade name	275.7	184.3	91.4	264.3	123.3	141.0
Other	185.4	127.0	58.4	182.8	102.3	80.5
Total finite-lived	$5,162.7	$1,206.2	3,956.5	$4,994.8	$866.9	4,127.9
Indefinite-lived			92.3			92.3
Total			$4,048.8			$4,220.2
Amortization expense was $307.5 million in 2020, $312.3 million in 2019 and $321.3 million in 2018.
The following table presents estimated future amortization:

(in millions)	December 31, 2020
2021	$268.2
2022	264.8
2023	252.1
2024	252.1
2025	250.9
Thereafter	2,668.4
Total	$3,956.5

11.    Restructuring and severance
The following table presents restructuring and severance charges by plan:

(in millions)	Year ended December 31,
	2020	2019	2018
2017 restructuring program	$11.0	$23.0	$78.3
Other	0.8	1.3	2.9
Total	$11.8	$24.3	$81.2
2017 restructuring program
The 2017 restructuring program was a three-year program designed to optimize our sales, gross margins and operating costs. Spending under the program included $9.6 million for capital expenditures and $129.8 million for employee severance and related costs, facility closures and other charges. The program includes combining sales and marketing resources, eliminating redundant corporate functions, optimizing procurement and our manufacturing footprint, and implementing best practices throughout the organization.
The following table presents information about charges under the 2017 restructuring program:

(in millions)	Year ended December 31,			Charges incurred
	2020	2019	2018
Employee severance and related	$10.7	$11.7	$48.7	$88.6
Facility closure	0.3	0.9	1.2	2.4
Other	—	10.4	28.4	38.8
Total	$11.0	$23.0	$78.3	$129.8

Americas	$1.1	$12.1	$37.4	$53.8
Europe	9.9	9.8	39.1	60.3
AMEA	—	—	0.8	0.8
Corporate	—	1.1	1.0	14.9
Total	$11.0	$23.0	$78.3	$129.8
As the restructuring plan concluded in 2020, there are no expected remaining charges under the plan. Other charges in the table above were to write-down the carrying value of assets we plan to close or sell under the program, the largest of which were charges of $10.0 million in 2019 to write-down finite-lived intangible assets related to a discontinued product line and $20.2 million in 2018 to record on-hand stock of a discontinued product at net realizable value. Other charges in 2018 also include expenses related to a voluntary early retirement program under one of our pension plans in the United States. These charges do not impact the accrued restructuring charges shown in the following table.

The following table presents changes to accrued employee severance and related charges under the 2017 restructuring program, which are primarily classified as employee-related current liabilities:

(in millions)	Year ended December 31,
	2020	2019	2018
Beginning balance	$15.8	$33.6	$15.0
Charges	10.7	11.7	48.7
Cash payments	(15.1)	(29.1)	(29.2)
Currency translation	1.0	(0.4)	(0.9)
Ending balance	$12.4	$15.8	$33.6

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
Other noteworthy matters
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. This matter is covered by the indemnification arrangement previously described. At December 31, 2020, our accrued obligation under this order is $3.8 million, which is calculated based on expected cash payments discounted at rates ranging from 0.1% in 2020 to 1.6% in 2045. The undiscounted amount of that obligation is $4.3 million.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At December 31, 2020, our balance sheet includes a liability of $3.4 million for remediation and monitoring costs. That liability is estimated primarily on expected remediation payments discounted through 2020 and is not materially different than its undiscounted amount.
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
Litigation
At December 31, 2020, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

13.    Debt
The following table presents information about our debt:

(dollars in millions)	December 31, 2020			December 31, 2019
	Interest terms	Rate	Amount
Receivables facility	LIBOR plus 0.90%	1.04%	$—	$55.5
Senior secured credit facilities:
Euro term loans	EURIBOR plus 2.50%	2.50%	344.8	391.8
U.S. dollar term loans	LIBOR plus 2.25%	3.25%	546.7	677.2
U.S. dollar term loans	LIBOR plus 2.50%	3.50%	1,175.0	—
4.75% secured notes	fixed rate	4.75%	—	561.2
6% secured notes	fixed rate	6.00%	—	1,500.0
2.625% secured notes	fixed rate	2.625%	795.0	—
9% unsecured notes	fixed rate	9.00%	—	2,000.0
3.875% unsecured notes	fixed rate	3.875%	489.2	—
4.625 % unsecured notes	fixed rate	4.625%	1,550.0	—
Finance lease liabilities			71.5	59.2
Other			—	4.5
Total debt, gross			4,972.2	5,249.4
Less: unamortized deferred financing costs			(78.3)	(132.9)
Total debt			$4,893.9	$5,116.5
Classification on balance sheets:
Current portion of debt			$26.4	$93.5
Debt, net of current portion			4,867.5	5,023.0
The following table presents mandatory future repayments of debt principal:

(in millions)	December 31, 2020
2021	$26.4
2022	25.8
2023	25.3
2024	873.0
2025	809.6
Thereafter	3,212.1
Total debt, gross	$4,972.2

Credit facilities
The following table presents availability under our credit facilities:

(in millions)	December 31, 2020
	Receivables facility	Revolving credit facility	Total
Capacity	$300.0	$515.0	$815.0
Undrawn letters of credit outstanding	(12.6)	(1.6)	(14.2)
Outstanding borrowings	—	—	—
Unused availability	$287.4	$513.4	$800.8
Current availability under the receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. At December 31, 2020, $458.3 million of accounts receivable were available as collateral under the facility.
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
The receivables facility includes representations and covenants that we consider usual and customary, including a financial covenant. That covenant becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. When applicable, we may not have total borrowings in excess of a pro forma net leverage ratio, as defined. This covenant was not applicable at December 31, 2020.
Senior secured credit facilities
On December 31, 2020, the senior secured credit facilities consist of a $515.0 million revolving credit facility that matures on July 14, 2025, a $344.8 million term loan facility and a $546.7 million term loan facility that mature on November 21, 2024 and a $1,175.0 million term loan facility that matures on November 8, 2027. The revolving credit facility allows us to issue letters of credit and also to issue short term notes. Borrowings under the facilities are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of their assets except for the accounts receivable that secure the receivables facility.
On January 24, 2020, we amended our senior secured credit facilities. The amendment reduced the annual interest rate margins on our term loans by 0.75%. The cost to complete the amendment was not material.
On July 14, 2020, we refinanced our revolving credit facility to obtain an additional $265.0 million of available funding, bringing the total amount of available funding under this facility to $515.0 million. The fees incurred to complete the transaction were immaterial.
On November 6, 2020, we modified our credit agreement and issued a $1,175.0 million term loan facility that matures on November 8, 2027. We incurred issuance costs of $21.0 million related to the term loan.

The senior secured credit facilities bear interest at variable rates. The margin on the revolving credit facility declines if certain net leverage ratios are achieved. Various other immaterial fees are payable under the facilities.
We are required to make additional prepayments if: (i) we generate excess cash flows, as defined, at specified percentages that decline if certain net leverage ratios are achieved; or (ii) we receive cash proceeds from certain types of asset sales or debt issuances. No additional required prepayments have become due since the inception of the credit facilities. We may also prepay the term loans at our option. In 2020 and 2019, we made optional prepayments of $76.4 million and $657.1 million, respectively, of euro term loans and $123.7 million and $1,150.7 million, respectively, of U.S. dollar term loans. In connection with the 2020 and 2019 optional prepayments, we recorded losses on extinguishment of debt of $5.7 million and $73.7 million, respectively, for the proportional write-off of the related unamortized deferred financing costs.
The senior secured credit facilities contain certain other customary covenants, including a financial covenant. That covenant becomes applicable in periods when we have drawn more than 35% of our revolving credit facility. When applicable, we may not have total borrowings in excess of a pro forma net leverage ratio, as defined. This covenant was not applicable at December 31, 2020.
Secured and unsecured notes
On July 17, 2020, we issued $1,550.0 million aggregate principal amount of 4.625% senior unsecured notes and €400.0 million aggregate principal amount of 3.875% senior unsecured notes, which will mature on July 15, 2028. We used the proceeds of $1,975.0 million, net of $26.6 million of issuance costs from the sale of these notes, along with cash on hand, to redeem all $2,000.0 million aggregate principal amount of our 9.00% senior unsecured notes that were due in October of 2025. We incurred a $223.4 million loss on the extinguishment of these notes, which reflects the payment of $169.0 million of premiums and a charge of $54.4 million of previously unamortized deferred financing costs.
On November 6, 2020 we issued €650.0 million aggregate principal amount of 2.625% secured notes due November 1, 2025. We used the proceeds, net of $8.4 million of issuance costs from the sale of these notes, along with the $1,175.0 million new term loan and cash on hand, to redeem all aggregate principal amount of our 4.75% €500.0 million and 6.00% $1,500.0 million senior secured notes that were due in April 2024 and October 2024, respectively. We incurred a $117.7 million loss on the extinguishment of these notes, which reflects the payment of $88.4 million of premiums and a charge of $29.3 million of previously unamortized deferred financing costs. Interest on these notes is paid semi-annually in arrears on May 1 and November 1.
Interest on the 4.625% senior unsecured notes and the 3.875% senior unsecured notes is payable semi-annually in arrears on January 15 and July 15. Interest on the 2.625% secured notes is payable semi-annually in arrears on May 1 and November 1. The secured notes are guaranteed and secured in the same way as the senior secured credit facilities. Each note features optional redemption at varying prices based on form and timing.
The indentures governing the notes include representations and covenants that we consider usual and customary.

14.    Equity
Our equity capitalization has changed significantly over the past three years as we underwent an IPO in May of 2019. The following describes our equity structure prior to and following the IPO.
Avantor, Inc. following the IPO
The following table presents the equity capitalization of Avantor, Inc.:

(shares in millions)	Par value per share	Shares authorized
MCPS	$0.01	25.0
Common stock	0.01	750.0
MCPS
MCPS accrues cumulative dividends at a rate of 6.250% per annum on the liquidation preference of $50 per share. Accrued cumulative dividends in arrears as of December 31, 2020 was $8.1 million, and we paid a dividend of $64.6 million during the year ended December 31, 2020. Each share of MCPS converts into between 3.0395 and 3.5714 shares of common stock, depending upon the average trading price of our common stock leading up to the conversion date and subject to customary anti-dilution adjustments. The MCPS converts:
•Automatically on May 15, 2022;
•Following the occurrence of a change of control or certain other defined events, in which case holders are also entitled to receive a make-whole dividend equal to the present value of all remaining dividends that would have accumulated through May 15, 2022; and
•At any time at the option of the holder at the minimum conversion rate of $3.0395.
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

The following table presents the changes in the series A preferred stock:

(in millions)	Year ended December 31, 2019		Year ended December 31, 2018
	Shares	Amount	Shares	Amount
Beginning balance	2.3	$2,297.3	2.0	$2,027.8
Adjustment to redemption value	0.2	220.4	—	—
Accumulation of yield	0.1	113.2	0.3	269.5
Redemption	(2.6)	(2,630.9)	—	—
Ending balance	—	$—	2.3	$2,297.3
Junior convertible preferred stock
The junior convertible preferred stock was convertible with no limit on the possible number of shares to be issued, so settlement in shares could not be assured. Accordingly, we presented the junior convertible preferred stock as redeemable equity. It was not subsequently remeasured at redemption value because redemption was not deemed probable. Holders were entitled to participate in dividends and distributions as declared by the board of directors on an if-converted basis with the holders of the warrants and common stock.
In connection with our IPO, each share converted into shares of common stock.
The following table presents the changes in junior convertible preferred stock:

(in millions)	Year ended December 31, 2019		Year ended December 31, 2018
	Shares	Amount	Shares	Amount
Beginning balance	1.7	$1,562.0	1.7	$1,562.0
Conversion	(1.7)	(1,562.0)	—	—
Ending balance	—	$—	1.7	$1,562.0
Warrants
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

15.    Accumulated other comprehensive income (loss)
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance on December 31, 2017	$23.7	$0.3	$2.4	$26.4
Unrealized (loss) gain	(82.7)	3.0	(16.9)	(96.6)
Reclassification of (gain) loss into earnings	—	(1.9)	2.3	0.4
(Decrease) increase due to income taxes	—	(0.3)	3.6	3.3
Balance on December 31, 2018	(59.0)	1.1	(8.6)	(66.5)
Unrealized (loss) gain	(3.3)	(1.4)	(18.9)	(23.6)
Reclassification of (gain) loss into earnings	—	(0.9)	(0.6)	(1.5)
Increase due to income taxes	—	0.7	5.0	5.7
Balance at December 31, 2019	(62.3)	(0.5)	(23.1)	(85.9)
Unrealized gain (loss)	106.4	1.0	(8.3)	99.1
Reclassification of (gain) loss into earnings	—	(1.7)	0.6	(1.1)
Increase due to income taxes	7.7	0.2	1.7	9.6
Balance on December 31, 2020	$51.8	$(1.0)	$(29.1)	$21.7
The reclassifications and income tax effects shown above were immaterial to the financial statements and were made to either cost of sales or selling, general and administrative expense depending upon the nature of the underlying transaction. The income tax effects in 2020 on foreign currency translation were due to our net investment hedge discussed in note 20.
16.    Employee benefit plans
We sponsor many defined benefit plans across the globe. Those plans have resulted in significant obligations to pay benefits to current and former employees, many of which are at least partially funded with plan assets. Unless required otherwise, we typically seek to close the defined benefit plans to new participants. Defined benefit plans do not materially impact our earnings, and as a result, certain disclosures have been omitted.

The following table presents changes in benefit obligations and plan assets and the funded status of our plans:

(in millions)	U.S. pension plans Year ended December 31,		Non-U.S. pension plans Year ended December 31,		U.S. medical plan Year ended December 31,
	2020	2019	2020	2019	2020	2019
Benefit obligation:
Beginning balance	$228.8	$203.3	$258.1	$219.5	$15.5	$16.6
Service cost	3.2	2.9	5.0	3.7	0.2	0.2
Interest cost	6.3	8.0	3.4	4.7	0.4	0.6
Employee contributions	—	—	1.1	1.0	—	—
Actuarial loss (gain)	24.4	29.2	22.9	34.6	(0.4)	(1.4)
Benefits paid	(16.7)	(14.6)	(4.3)	(7.0)	(0.4)	(0.5)
Settlements and curtailments	—	—	(3.6)	(0.9)	—	—
Currency translation	—	—	18.5	2.9	—	—
Other	—	—	0.3	(0.4)	—	—
Ending balance	246.0	228.8	301.4	258.1	15.3	15.5
Fair value of plan assets:
Beginning balance	256.0	223.2	147.2	132.3	—	—
Return (loss) on plan assets	46.6	46.9	14.5	13.2	—	—
Employer contributions	0.7	0.5	5.0	3.8	0.4	0.5
Employee contributions	—	—	1.1	1.0	—	—
Benefits paid	(16.7)	(14.6)	(4.3)	(7.0)	(0.4)	(0.5)
Settlements and curtailments	—	—	(3.6)	—	—	—
Currency translation	—	—	7.6	4.4	—	—
Other	—	—	—	(0.5)	—	—
Ending balance	286.6	256.0	167.5	147.2	—	—
Funded status at end of year	$40.6	$27.2	$(133.9)	$(110.9)	$(15.3)	$(15.5)

The following table presents other balance sheet information for defined benefit plans:

(in millions)	U.S. pension plans December 31,		Non-U.S. pension plans December 31,		U.S. medical plan December 31,
	2020	2019	2020	2019	2020	2019
Accumulated benefit obligation	$238.8	$222.0	$294.9	$249.6	$15.3	$15.5
Amounts recorded in balance sheet:
Other assets	$51.8	$37.9	$—	$1.7	$—	$—
Other current liabilities	(0.7)	(0.7)	(2.7)	(0.4)	(0.7)	(0.8)
Other liabilities	(10.5)	(10.0)	(131.2)	(112.2)	(14.6)	(14.7)
Funded status	$40.6	$27.2	$(133.9)	$(110.9)	$(15.3)	$(15.5)
Components of AOCI, excluding tax effects:
Actuarial (loss) gain	$(9.6)	$(16.9)	$(36.1)	$(21.4)	$6.8	$7.3
Prior service (loss) gain	—	—	(0.3)	(0.6)	0.4	0.6
The following table presents the assumptions used to determine the benefit obligation:

	U.S. pension plans December 31,		Non-U.S. pension plans December 31,		U.S. medical plan December 31,
	2020	2019	2020	2019	2020	2019
Discount rate	2.5%	3.3%	1.0%	1.4%	2.4%	3.3%
Annual rate of salary increase	2.5%	2.5%	1.8%	2.4%	—	—
Health care cost trends:
Initial rate	n/a	n/a	n/a	n/a	5.4%	5.8%
Ultimate rate	n/a	n/a	n/a	n/a	4.5%	4.5%
Year ultimate rate is reached	n/a	n/a	n/a	n/a	2037	2037
The effect of a one percent increase or decrease to health care cost trends at December 31, 2020 was not material to our benefit obligations. The continued decreases in the discount rates were the primary drivers of the actuarial losses in the U.S. and Non-U.S. pension plans in 2020 and 2019. The actuarial gains in the U.S. medical plan were driven by experience gains that offset the decrease in discount rate in 2020 and 2019.

The following table presents future benefits expected to be paid:

(in millions)	December 31, 2020
	U.S. pension plans	Non-U.S. pension plans	U.S. medical plan
2021	$14.6	$7.9	$0.7
2022	13.9	7.3	0.8
2023	13.4	8.7	0.8
2024	13.1	8.1	0.9
2025	13.2	9.0	0.9
2026 – 2030	66.0	49.3	4.8
We do not expect to make any material contributions to our defined benefit plans in 2021.
The following table presents the allocation of plan assets:

(in millions)	December 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
U.S. plans:
Cash	$1.0	$1.0	$—	$—	$3.0	$3.0	$—	$—
Fixed income	231.5	—	231.5	—	215.1	—	215.1	—
Equity	54.1	54.1	—	—	37.9	37.9	—	—
Total	$286.6	$55.1	$231.5	$—	$256.0	$40.9	$215.1	$—
Non-U.S. plans:
Cash	$0.4	$0.3	$0.1	$—	$1.3	$0.1	$1.2	—
Fixed income	39.7	—	39.7	—	33.1	—	33.1	—
Equity	36.8	—	36.8	—	32.1	—	32.1	—
Other	52.3	—	52.3	—	47.1	—	47.1	—
Insurance contracts	38.3	—	—	38.3	33.6	—	—	33.6
Total	$167.5	$0.3	$128.9	$38.3	$147.2	$0.1	$113.5	$33.6
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

The following table presents changes to plan assets of non-U.S. plans that were measured using unobservable inputs:

(in millions)	Year ended December 31,
	2020	2019
Beginning balance	$33.6	$33.6
Purchases	3.6	3.1
Actual returns	0.5	(0.3)
Settlements	(2.6)	(2.9)
Currency translation	3.2	0.1
Ending balance	$38.3	$33.6

17.    Stock-based compensation
The following table presents components of stock-based compensation expense:

(in millions)	Classification	Year ended December 31,
		2020	2019	2018
Stock options	Equity	$16.9	$42.4	$13.6
RSUs	Equity	23.8	13.0	0.3
Optionholder awards	Liability	0.6	2.4	5.2
SARs	Equity	—	9.0	(0.9)
Other	Both	2.8	1.1	0.2
Total		$44.1	$67.9	$18.4
Balance sheet classification:
Equity		$42.2	$64.4	$13.0
Liability		1.9	3.5	5.4
At December 31, 2020, unvested awards have remaining expense of $80.6 million to be recognized over a weighted average period of 1.8 years.
We recognized a reduction to income tax expense as a result of tax benefits associated with our stock-based compensation plans of $32.6 million, $1.3 million and $0.5 million, in 2020, 2019 and 2018, respectively.
Our stock-based compensation awards have been issued under a succession of plans sponsored by the ultimate parent of our business, which is currently Avantor, Inc. In connection with the IPO, we adopted the 2019 Plan. The 2019 Plan provides for up to 23.5 million shares of common stock to be issued in the form of stock options, restricted stock units or other equity-based awards or cash-based awards. The 2019 Plan also provides for 1% annual increases to the number of shares of common stock available for issuance unless reduced by our Board of Directors. At December 31, 2020, 12.3 million shares were available for future issuance. The 2019 Plan will automatically terminate on May 17, 2029, and no award may be granted after this date.

In November 2019, the NuSil Investors settled the SARs. We were not required to pay any cash upon settlement of those awards.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance on December 31, 2019	22.7	$15.04
Granted	5.3	18.15
Exercised	(6.1)	3.88
Forfeited	(1.9)	20.20
Balance on December 31, 2020	20.0	$18.80	$187.3	7.5 years
Expected to vest	9.0	18.23	89.4	8.6 years
Vested	11.0	19.26	97.9	6.6 years
During 2020, we granted stock options that have a contractual life of ten years and will vest annually over three to four years, subject to the recipient continuously providing service to us through each such date.
Stock options outstanding on December 31, 2019 primarily consisted of stock options issued in connection with the IPO that vested annually over four years, subject to the recipient continuously providing service to us through each such date.
The following table presents weighted-average information about stock options granted:

	Year ended December 31,
	2020	2019	2018
Grant date fair value per option	$5.43	$4.85	$5.53
Assumptions used to determine grant date fair value:
Expected stock price volatility	28%	30%	51%
Risk free interest rate	1.4%	2.1%	2.9%
Expected dividend rate	nil	nil	nil
Expected life of options	6.2 years	6.3 years	6.3 years
The following table presents other information about stock options:

(in millions)	Year ended December 31,
	2020	2019	2018
Fair value of options vested	$12.0	$42.4	$47.4
Intrinsic value of options exercised	100.8	5.4	2.0

RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance on December 31, 2019	5.2	$13.97
Granted	1.5	18.00
Vested	(1.2)	13.98
Forfeited	(0.6)	14.15
Balance on December 31, 2020	4.9	$15.31
During 2020, we granted restricted stock units that will vest annually over three to four years, subject to the recipient continuously providing service to us through each such date. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. The expense recorded related to the performance and market conditions was not material.
The fair value of RSUs that vested in 2020 was $23.5 million. RSUs did not have a material impact to our stock-based compensation expense prior to our 2019 IPO. Similarly, the fair value of RSUs vesting from 2018 to 2019 was not material.
Optionholder awards
We settled employee-related awards in cash during 2020 in their entirety. We paid cash of $1.2 million in 2020, $4.6 million in 2019 and $6.3 million in 2018 to settle vested awards under this program.
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

18.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Year ended December 31,
	2020	2019	2018
Net foreign currency gain (loss) from financing activities	$0.7	$(1.9)	$(6.5)
Income related to defined benefit plans	8.8	5.1	3.4
Other	0.4	(0.7)	(0.4)
Other income (expense), net	$9.9	$2.5	$(3.5)
Most of the net foreign currency remeasurement gain (loss) from financing activities was caused by the volatility of the U.S. dollar on unhedged intercompany loan positions as disclosed in note 5. The income related to defined benefit plans includes expected returns on defined benefit plan assets, partially offset by interest cost on defined benefit plan obligations.
19.    Income taxes
The following table presents detail about captions appearing on the statements of operations:

(in millions)	Year ended December 31,
	2020	2019	2018
Income (loss) before income taxes:
United States	$(2.6)	$26.0	$(78.4)
Foreign	64.9	14.6	(35.4)
Total	$62.3	$40.6	$(113.8)
Current income tax (expense) benefit:
Federal	$30.4	$(36.6)	$(25.4)
State	(4.8)	(15.3)	(5.4)
Foreign	(58.8)	(57.6)	(46.2)
Subtotal	$(33.2)	$(109.5)	$(77.0)
Deferred income tax benefit
Federal	$28.0	$28.9	$64.5
State	14.4	19.4	3.7
Foreign	45.1	58.4	35.7
Subtotal	87.5	106.7	103.9
Income tax benefit (expense)	$54.3	$(2.8)	$26.9

The following table reconciles the income tax provision calculated at the United States federal corporate rate to the amounts presented in the statements of operations:

(in millions)	Year ended December 31,
	2020	2019	2018
Income (loss) before income taxes	$62.3	$40.6	$(113.8)
United States federal corporate rate	21%	21%	21%
Income tax (expense) benefit at federal corporate rate	(13.1)	(8.5)	23.9
State income taxes, net of federal benefit	7.6	3.3	(2.3)
Rate changes related to U.S. tax reform	—	—	(21.5)
Rate changes related to foreign jurisdictions	(4.0)	14.0	—
Stock-based compensation	10.1	—	—
Effect of one-time transition tax under U.S. tax reform	—	—	51.0
Foreign taxes	5.7	(3.1)	—
Valuation allowance	(1.1)	(7.6)	(23.7)
Changes to uncertain tax positions	40.8	(3.7)	(5.6)
Foreign-derived intangible income	6.9	5.0	3.7
Other, net	1.4	(2.2)	1.4
Income tax benefit (expense)	$54.3	$(2.8)	$26.9
As a result of the new tax reform legislation, in 2018 we finalized the provisional accounting of previously recognized provisional one-time income tax effects based on new transition tax rules and interpretations issued that year, as shown in the table above. After the utilization of tax attributes such as net operating loss carryforwards, our transition tax payable was $58.8 million at December 31, 2020.

Deferred taxes
The following table presents the components of deferred tax assets and liabilities:

(in millions)	December 31,
	2020	2019
Deferred tax assets:
Reserves and accrued expenses	$58.7	$54.0
Pension, postretirement, and environmental liabilities	18.9	18.1
Net operating loss and research and development carryforwards	335.6	312.8
Other	27.2	14.8
Deferred tax assets, gross	440.4	399.7
Less: valuation allowances	(209.9)	(193.9)
Deferred tax assets, net	230.5	205.8
Deferred tax liabilities:
Intangibles	(895.3)	(927.2)
Property, plant and equipment	(48.6)	(56.3)
Other	—	—
Deferred tax liabilities	(943.9)	(983.5)
Net deferred tax liability	$(713.4)	$(777.7)
Classification on balance sheets:
Other assets	$10.5	$7.7
Deferred income tax liabilities	(723.9)	(785.4)
The increase (decrease) to the valuation allowance was $16.0 million in 2020, $(3.9) million in 2019 and $13.9 million in 2018.
At December 31, 2020, $174.1 million of the valuation allowances presented above relate to foreign net operating loss carryforwards that are not expected to be realized. We evaluate the realization of deferred tax assets by considering such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of any such reversals will influence the extent of tax benefits recognized in a particular year. Should applicable losses, credits and deductions ultimately be realized, the resulting reduction in the valuation allowance would generally be recognized as an income tax benefit.
Uncertain tax positions
We file federal income tax returns in the United States and other tax returns in various states and international jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. We provide reserves for positions that are more likely than not to be overturned by a tax authority upon examination. Tax years are subject to examination in the United States since 2009 at the federal level, since 2005 for certain states and in certain international jurisdictions since 2008.

The following table reflects changes to the reserve for uncertain tax positions, excluding accrued interest and penalties:

(in millions)	Year ended December 31,
	2020	2019	2018
Beginning balance	$83.6	$84.3	$79.6
Additions:
Tax positions related to the current year	3.4	3.1	6.9
Tax positions related to prior years	3.6	2.5	0.5
Reductions:
Tax positions related to prior years	(0.1)	(4.4)	(0.2)
Settlements with taxing authorities	(43.1)	(0.3)	—
Lapse of statutes of limitations	(1.8)	(1.4)	(1.3)
Currency translation	1.1	(0.2)	(1.2)
Ending balance	$46.7	$83.6	$84.3
Accrued interest and penalties related to the reserve for uncertain tax positions were $3.9 million at December 31, 2020, $7.1 million at December 31, 2019 and $4.7 million at December 31, 2018. We believe that it is reasonably possible that the reserve for uncertain tax positions could decrease by up to $3.9 million over the next twelve months.
The development of reserves for uncertain tax positions requires judgments about tax issues, potential outcomes and the timing of settlement discussions with tax authorities. If we were to prevail on all uncertain tax positions, we would recognize an income tax benefit.
Other matters
Undistributed earnings of foreign subsidiaries that are deemed to be permanently invested amount to $3,028.2 million at December 31, 2020. Undistributed earnings of foreign subsidiaries as of December 31, 2020 is subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. We assert indefinite reinvestment related to investments in foreign subsidiaries. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation.
At December 31, 2020, we had federal net operating loss carryforwards of $55.3 million that primarily expire in 2039 and state net operating loss carryforwards of $152.8 million that expire at various times through 2039. In addition, we had foreign net operating loss carryforwards of $702.7 million, which predominantly have indefinite expirations.
20.    Derivative and hedging activities
We engage in hedging activities to reduce our exposure to foreign currency exchange rates. Our hedging activities are designed to manage specific risks according to our strategies, as summarized below, which may change from time to time. Our hedging activities consist of the following:
•Economic hedges — We are exposed to changes in foreign currency exchange rates on certain of our euro-denominated term loans and notes that move inversely from our portfolio of euro-

denominated intercompany loans. The currency effects for these non-derivative instruments are recorded through earnings in the period of change and substantially offset one another;
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
Net investment hedge effectiveness is assessed based upon the change in the spot rate of the foreign currency denominated debt. The critical terms of the foreign currency notes match the portion of the net investments designated as being hedged. At December 31, 2020, the net investment hedges were equal to the designated portion of the European operations and were considered to be perfectly effective.
Non-derivative financial instruments which are designated as hedging instruments:
The accumulated loss related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of AOCI was $37.6 million and $0.0 million as of December 31, 2020 and December 31, 2019, respectively.
The amount of loss related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income is presented below:

(in millions)	Year ended December 31,
	2020	2019	2018
Net investment hedges	$37.6	$—	$—

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
The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	December 31, 2020		December 31, 2019
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$—	$—	$55.5	$55.5
Senior secured credit facilities:
Euro term loans	344.8	346.5	391.8	397.4
U.S. dollar term loans	546.7	548.1	677.2	685.2
U.S. dollar term loans	1,175.0	1,178.7	—	—
4.75% secured notes	—	—	561.2	599.7
6% secured notes	—	—	1,500.0	1,603.2
2.625% secured notes	795.0	815.7	—	—
9% unsecured notes	—	—	2,000.0	2,241.7
3.875% unsecured notes	489.2	515.0	—	—
4.625 % unsecured notes	1,550.0	1,648.7	—	—
Finance lease liabilities	71.5	71.5	59.2	59.2
Other	—	—	4.5	4.5
Total	$4,972.2	$5,124.2	$5,249.4	$5,646.4
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
The following table presents changes to contingent consideration liabilities:

(in millions)	Year ended December 31,
	2020	2019
Beginning balance	$—	$4.4
Changes to estimated fair value	—	—
Cash payments	—	(4.6)
Currency translation	—	0.2
Ending balance	$—	$—

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

22.    Leases
The following table presents lease assets and liabilities and their balance sheet classification:

(in millions)	Classification	December 31,
		2020	2019
Operating leases:
Lease assets	Other assets	$125.4	$132.3
Current portion of liabilities	Other current liabilities	34.5	33.1
Liabilities, net of current portion	Other liabilities	98.2	106.6
Finance leases:
Lease assets	Property, plant and equipment, net	62.3	53.6
Current portion of liabilities	Current portion of debt	3.6	2.8
Liabilities, net of current portion	Debt, net of current portion	67.9	56.4
The following tables present information about lease expense:

(in millions)	Year ended December 31,
	2020	2019	2018
	(1,2)	(1,2)	(3)
Operating lease expense	$52.0	$55.1	$48.4
Finance lease expense	11.3	$10.3
Total	$63.3	$65.4

(1)Operating lease expense for 2020 and 2019 includes $7.8 million and $5.3 million, respectively, classified as cost of sales and $44.2 million and $49.8 million classified as SG&A expenses, respectively.
(2)Finance lease expense consists primarily of amortization of finance lease assets that is classified as SG&A expenses.
(3)Operating lease expense for 2018 is presented in accordance with the prior lease accounting standard, see note 3.

	December 31,
	2020	2019
Weighted average remaining lease term:
Operating leases	5.5 years	5.3 years
Finance leases	14.6 years	16.5 years
Weighted average discount rate:
Operating leases	5.3%	5.3%
Finance leases	8.6%	8.3%
The following table presents future payments due under leases reconciled to lease liabilities:

(in millions)	December 31, 2020
	Operating leases	Finance leases
2021	$40.3	$8.8
2022	33.1	8.0
2023	27.8	7.4
2024	21.5	7.4
2025	10.1	7.4
Thereafter	20.1	88.8
Total undiscounted lease payments	152.9	127.8
Difference between undiscounted and discounted lease payments	(20.2)	(56.3)
Lease liabilities	$132.7	$71.5

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
The following table presents information about related parties during the periods presented:

	Became related party	Ceased to be related party
New Mountain Capital	August 2010	November 2020
Goldman Sachs	November 2017	November 2020
PSP Investments	November 2017	May 2019
New Mountain Capital
New Mountain Capital became a related party in 2010 when they became our parent. They no longer have a controlling interest in us, and as of December 31, 2020 they held less than 10% of our common stock.

Through the date of our IPO, we were party to advisory agreements with New Mountain Capital. Under those agreements, we were required to pay New Mountain Capital (i) an annual advisory fee of $1.0 million; (ii) a fee equal to 2% of the value of any acquisitions or financing transactions greater than a certain amount; and (iii) reimbursement of certain immaterial out-of-pocket expenses. The advisory agreement automatically terminated in connection with our IPO, with no transaction fee paid for the offering and no advisory fees paid in 2019 or 2020.
The following table presents the expense we incurred under the advisory agreements:

(in millions)	Year ended December 31, 2018
Annual advisory fees	$1.0

Transaction fees:
VWR acquisition	—
Debt refinancings	—
Total	$1.0
No distributions were paid to New Mountain Capital in 2020 or 2019.
Goldman Sachs
Goldman Sachs became a related party in 2017 in connection with our acquisition of VWR when they obtained control of more than 10% of our common stock. As of December 31, 2020 they held less than 10% of our common stock.
Since 2017, Goldman Sachs has served as administrative agent of our senior secured credit facilities and a lender under our revolving credit facility. Fees and interest paid to Goldman Sachs were not material for 2017.
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
In 2020, Goldman Sachs executed our July and November debt refinancings, for which we paid them fees of $8.5 million. As of December 31, 2020, Goldman Sachs held $3.5 million of term loans under our senior secured credit facilities. We also received $3.0 million from Goldman Sachs related to their disgorgement of short-swing trading profits, which we recorded as other income (expense). We donated these proceeds to our charitable organization, the Avantor Foundation, which was also recorded in our financial statements as other income (expense).

PSP Investments
PSP Investments became a related party in November 2017 in connection with the financing for the VWR acquisition because it controlled one of our board seats.
In 2019, following the IPO, PSP Investments received proceeds of $302.5 million upon redemption of our series A preferred stock and ceased to be a related party once it lost control of its board seat.
24.    Unaudited quarterly financial information

(in millions, except per share information)	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 31, 2020:		(3)	(2,4)	(1)
Net sales	$1,519.0	$1,478.7	$1,605.0	$1,790.9
Gross profit	501.9	490.6	506.4	581.6
Net income (loss)	47.0	60.2	(42.2)	51.6
Net income (loss) available to common stockholders	30.9	44.0	(58.3)	35.4
Earnings (loss) per share:
Basic	0.05	0.08	(0.10)	0.06
Diluted	0.05	0.08	(0.10)	0.06
Year ended December 31, 2019:
Net sales	1,480.1	1,532.4	1,503.8	1,524.0
Gross profit	475.2	491.1	474.0	480.4
Net (loss) income	(6.2)	(48.7)	22.1	70.6
Net (loss) income available to common stockholders	(78.0)	(317.3)	5.7	54.5
(Loss) earnings per share:
Basic	(0.59)	(0.98)	0.01	0.10
Diluted	(0.59)	(0.98)	0.01	0.09

(1)Net loss, net loss available to common stockholders and loss per share in the fourth quarter of 2020 included: (i) $120.4 million of loss on extinguishment of debt incurred during 2020 (see note 13);
(2)Net loss, net loss available to common stockholders and loss per share in the third quarter of 2020 included: (i) $226.4 million of loss on extinguishment of debt incurred during 2020 (see note 13);
(3)Net loss, net loss available to common stockholders and loss per share in the second quarter of 2019 included: (i) $70.2 million of the total $73.7 million loss on extinguishment of debt incurred during 2019 (see note 13); and (ii) $26.9 million of expense for performance-based stock options (see note 17); which were partially offset by (iii) related income tax benefits.
(4)Net loss available to common stockholders and loss per share in the second quarter of 2019 included a $220.4 million adjustment of series A preferred stock to redemption value (see note 14).

25.    Condensed unconsolidated financial information of Avantor, Inc.
Pursuant to SEC regulations, the following presents condensed unconsolidated financial information of the registrant, Avantor, Inc.
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
Avantor, Inc.
Condensed unconsolidated balance sheets

(in millions)	December 31,
	2020	2019
Assets
Investment in unconsolidated subsidiaries	$2,674.3	$2,462.2
Total assets	$2,674.3	$2,462.2
Stockholders’ equity
MCPS including paid-in capital, 20.7 shares outstanding	1,003.7	1,003.7
Common stock including paid-in capital, 580.1 and 572.8 shares outstanding	1,737.6	1,748.1
Accumulated deficit	(88.7)	(203.7)
Accumulated other comprehensive income (loss)	21.7	(85.9)
Total stockholders’ equity	$2,674.3	$2,462.2

Avantor, Inc.
Condensed unconsolidated statements of cash flows

(in millions)	Year ended December 31, 2020	Year ended December 31, 2019
Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	$—	$4,235.6
Redemption of series A preferred stock	—	(2,630.9)
Payments of dividends on preferred stock	(64.6)	(31.3)
Contribution to unconsolidated subsidiaries	44.4	(1,574.1)
Proceeds received from exercise of stock options	20.2	0.7
Net cash used in financing activities	—	—
Cash, cash equivalents and restricted cash, beginning of year	—	—
Cash, cash equivalents and restricted cash, end of year	$—	$—

26.    Valuation and qualifying accounts
The following table presents changes to our valuation and qualifying accounts:

(in millions)	Allowance for expected credit losses	Valuation allowances on deferred tax assets
Balance on December 31, 2017	$7.3	$183.9
Charged to costs and expenses	3.6	18.8
Other additions(1)	0.6	—
Currency translation	(0.6)	(4.9)
Balance on December 31, 2018	10.9	197.8
Charged to costs and expenses	5.9	—
Other additions(1)	2.0	—
Deductions(1)	—	(0.5)
Currency translation	(0.2)	(3.4)
Balance on December 31, 2019	18.6	193.9
Cumulative effect of adopting new accounting standard	2.2	—
Charged to costs and expenses	10.2	2.4
Deductions(1)	(4.1)	—
Currency translation	(0.7)	13.6
Balance on December 31, 2020	$26.2	$209.9

(1)For the allowance for expected credit losses, deductions represent bad debts charged off, net of recoveries, and other additions represent recoveries, net of bad debts charged off.