Form 10-Q
period 2021-03-31
Avantor, Inc.
filed 2021-04-28
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On April 21, 2021, 582,138,223 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended March 31, 2021

i

Glossary

Description
we, us, our	Avantor, Inc. and its subsidiaries
2019 Plan	the Avantor, Inc. 2019 Equity Incentive Plan, a stock-based compensation plan
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Annual Report	our annual report on Form 10-K for the year ended December 31, 2020
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
CARES	the Coronavirus Aid, Relief, and Economic Security Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
cGMP	Current Good Manufacturing Practice
COVID-19	Coronavirus disease of 2019
double-digit	greater than 10%
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
GAAP	United States generally accepted accounting principles
high single-digit	7 - 9%
LIBOR	the basic rate of interest used in lending between banks on the London interbank market
low single-digit	1 - 3%
MCPS	6.250% Series A Mandatory Convertible Preferred Stock
mid single-digit	4 - 6%
PPE	personal protective equipment
RSU	restricted stock unit
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
Specialty procurement	product sales related to customer procurement services
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$172.5	$286.6
Accounts receivable, net of allowances of $25.6 and $26.2	1,201.5	1,113.3
Inventory	777.7	739.6
Other current assets	80.3	91.4
Total current assets	2,232.0	2,230.9
Property, plant and equipment, net of accumulated depreciation of $400.5 and $388.3	537.4	549.9
Other intangible assets, net (see note 7)	3,932.2	4,048.8
Goodwill	2,820.1	2,860.2
Other assets	217.1	216.7
Total assets	$9,738.8	$9,906.5
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$26.5	$26.4
Accounts payable	706.4	678.9
Employee-related liabilities	140.8	179.3
Accrued interest	26.8	44.5
Other current liabilities	340.2	313.6
Total current liabilities	1,240.7	1,242.7
Debt, net of current portion	4,606.3	4,867.5
Deferred income tax liabilities	713.0	723.9
Other liabilities	372.7	398.1
Total liabilities	6,932.7	7,232.2
Commitments and contingencies (see note 8)
Stockholders’ equity:
MCPS including paid-in capital, 20.7 shares outstanding	1,003.7	1,003.7
Common stock including paid-in capital, 581.8 and 580.1 shares outstanding	1,743.2	1,737.6
Accumulated earnings (deficit)	75.3	(88.7)
Accumulated other comprehensive (loss) income	(16.1)	21.7
Total stockholders’ equity	2,806.1	2,674.3
Total liabilities and stockholders’ equity	$9,738.8	$9,906.5

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended March 31,
	2021	2020
Net sales	$1,785.6	$1,519.0
Cost of sales	1,172.8	1,017.1
Gross profit	612.8	501.9
Selling, general and administrative expenses	346.5	343.5
Operating income	266.3	158.4
Interest expense	(51.5)	(94.5)
Loss on extinguishment of debt	(5.2)	—
Other income, net	1.8	0.8
Income before income taxes	211.4	64.7
Income tax expense	(47.4)	(17.7)
Net income	164.0	47.0
Accumulation of yield on preferred stock	(16.1)	(16.1)
Net income available to common stockholders	$147.9	$30.9

Earnings per share:
Basic	$0.25	$0.05
Diluted	$0.25	$0.05
Weighted average shares outstanding:
Basic	581.1	573.7
Diluted	589.1	581.3

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended March 31,
	2021	2020
Net income	$164.0	$47.0
Other comprehensive loss:
Foreign currency translation — unrealized loss	(33.5)	(68.8)
Derivative instruments:
Unrealized (loss) gain	(0.9)	1.6
Reclassification of loss (gain) into earnings	0.7	(0.1)
Defined benefit plans:
Unrealized gain	0.6	0.4
Reclassification of gain into earnings	—	(0.1)
Other comprehensive loss before income taxes	(33.1)	(67.0)
Income tax effect	(4.7)	(0.4)
Other comprehensive loss	(37.8)	(67.4)
Comprehensive income (loss)	$126.2	$(20.4)

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated earnings (deficit)	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	20.7	$1,003.7	580.1	$1,737.6	$(88.7)	$21.7	$2,674.3
Comprehensive income (loss)	—	—	—	—	164.0	(37.8)	126.2
Stock-based compensation expense	—	—	—	10.8	—	—	10.8
Accumulation of yield on preferred stock	—	—	—	(16.1)	—	—	(16.1)
Stock option exercises and other common stock transactions	—	—	1.7	10.9	—	—	10.9
Balance at March 31, 2021	20.7	$1,003.7	581.8	$1,743.2	$75.3	$(16.1)	$2,806.1

Balance at December 31, 2019	20.7	$1,003.7	572.8	$1,748.1	$(203.7)	$(85.9)	$2,462.2
Impact of new accounting standard	—	—	—	—	(1.6)	—	(1.6)
Comprehensive income (loss)	—	—	—	—	47.0	(67.4)	(20.4)
Stock-based compensation expense	—	—	—	9.2	—	—	9.2
Accumulation of yield on preferred stock	—	—	—	(16.1)	—	—	(16.1)
Stock option exercises and other common stock transactions	—	—	2.1	6.8	—	—	6.8
Balance at March 31, 2020	20.7	$1,003.7	574.9	$1,748.0	$(158.3)	$(153.3)	$2,440.1

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$164.0	$47.0
Reconciling adjustments:
Depreciation and amortization	89.0	96.5
Stock-based compensation expense	11.4	8.4
Provision for accounts receivable and inventory	7.9	16.6
Deferred income tax benefit	(5.3)	(4.2)
Amortization of deferred financing costs	3.9	6.9
Loss on extinguishment of debt	5.2	—
Foreign currency remeasurement loss	2.7	6.7
Changes in assets and liabilities:
Accounts receivable	(106.8)	(80.1)
Inventory	(54.3)	2.3
Accounts payable	30.3	67.0
Accrued interest	(17.7)	60.8
Other assets and liabilities	(5.9)	24.5
Other, net	2.5	0.7
Net cash provided by operating activities	126.9	253.1
Cash flows from investing activities:
Capital expenditures	(15.1)	(12.6)
Other	0.5	0.7
Net cash used in investing activities	(14.6)	(11.9)
Cash flows from financing activities:
Debt repayments	(208.6)	(63.8)
Payments of dividends on preferred stock	(16.1)	(16.1)
Proceeds received from exercise of stock options	19.9	6.8
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(16.2)	—
Net cash used in financing activities	(221.0)	(73.1)
Effect of currency rate changes on cash	(5.4)	(8.5)
Net change in cash and cash equivalents	(114.1)	159.6
Cash, cash equivalents and restricted cash, beginning of period	289.2	189.3
Cash, cash equivalents and restricted cash, end of period	$175.1	$348.9

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
Basis of presentation
The accompanying condensed consolidated financial statements have been prepared pursuant to SEC regulations whereby certain information normally included in GAAP financial statements has been condensed or omitted. The financial information presented herein reflects all adjustments (consisting only of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.
We believe that the disclosures included herein are adequate to make the information presented not misleading in any material respect when read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report. Those audited consolidated financial statements include a summary of our significant accounting policies.
Principles of consolidation
All intercompany balances and transactions have been eliminated from the financial statements.
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported throughout the financial statements. Actual results could differ from those estimates.
Correction of immaterial classification error
We identified and corrected an immaterial classification error between certain product sales in our previously reported net sales by product lines financial table disclosed in our segment financial information footnote included in our previously reported unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2020. The correction of this error allows for a more accurate presentation of net sales of our product lines and had no impact on the Company’s previously reported unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2020 other than those previously mentioned. The following table presents the impact of this correction for the three months ended March 31, 2020.

(in millions)	Three months ended March 31, 2020
	Previously reported	Adjustment	As adjusted
Proprietary materials & consumables	$533.1	$(54.6)	$478.5
Third party materials & consumables	604.6	45.8	650.4
Services & specialty procurement	178.0	13.1	191.1
Equipment & instrumentation	203.3	(4.3)	199.0
Total	$1,519.0	$—	$1,519.0
Correction of previously reported consolidated statement of cash flows
We identified and corrected an immaterial classification error in our previously reported unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2020. The correction of this error within the net cash provided by operating activities resulted in an increase in the line-item referred to as Provision for accounts receivable and inventory and a decrease in the line-item referred to as Inventory by $3.0 million, respectively, from the previously reported amounts of $13.6 million to $16.6 million and $5.3 million to $2.3 million, respectively. The correction of this error had no effect on our previously reported net cash provided by operating activities for the three months ended March 31, 2020, or on any other previously reported amounts in our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2020 other than those previously mentioned.
Entry into a definitive agreement
On April 12, 2021, the Company entered into a definitive agreement to acquire privately held Ritter GmbH and its affiliates in an all-cash transaction with an upfront equity purchase price of approximately €890.0 million subject to final adjustments at closing and additional payments based on achieving future business performance milestones. The acquisition is expected to close in 2021 and is subject to customary conditions, including receipt of applicable regulatory approvals.
2.    New accounting standards
New tax standard
On January 1, 2021, we implemented the FASB’s new standard to simplify the accounting for income taxes, which was issued in December 2019. The provisions of this new standard did not result in our having to record an impact upon adoption.
Other
There were no other new accounting standards that we expect to have a material impact to our financial position or results of operations upon adoption.

3.    Earnings or loss per share
The following table presents the reconciliation of basic and diluted earnings per share for the three months ended March 31, 2021:

(in millions, except per share data)	Three months ended March 31, 2021
	Earnings /(loss) (numerator)	Weighted average shares outstanding (denominator)	Earnings / (loss) per share
Basic	$147.9	581.1	$0.25
Dilutive effect of stock-based awards	—	8.0
Diluted	$147.9	589.1	$0.25
For the three months ended March 31, 2021, diluted earnings per share included accumulated yield on preferred stock of $16.1 million and excluded 62.9 million of common stock equivalents under the MCPS because they were anti-dilutive to the calculation.
The following table presents the reconciliation of basic and diluted earnings per share for the three months ended March 31, 2020:

(in millions, except per share data)	Three months ended March 31, 2020
	Earnings /(loss) (numerator)	Weighted average shares outstanding (denominator)	Earnings / (loss) per share
Basic	$30.9	573.7	$0.05
Dilutive effect of stock-based awards	—	7.6
Diluted	$30.9	581.3	$0.05
For the three months ended March 31, 2020, diluted earnings per share included accumulated yield on preferred stock of $16.1 million and excluded 73.9 million of common stock equivalents under the MCPS because they were anti-dilutive to the calculation.
4.    Segment financial information
We report three geographic segments based on customer location: Americas, Europe and AMEA. Each segment manufactures and distributes solutions for the biopharmaceutical, healthcare, education & government and advanced technologies & applied materials industries. Corporate costs are managed on a standalone basis and not allocated to segments.

The following table presents information by reportable segment:

(in millions)	Three months ended March 31,
	2021	2020
Net sales:
Americas	$1,035.2	$899.1
Europe	650.4	544.0
AMEA	100.0	75.9
Total	$1,785.6	$1,519.0
Adjusted EBITDA:
Americas	$252.0	$190.0
Europe	131.1	91.7
AMEA	22.6	13.4
Corporate	(42.6)	(32.3)
Total	$363.1	$262.8
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.
The following table presents the reconciliation of Adjusted EBITDA from net income or loss, the nearest measurement under GAAP:

(in millions)	Three months ended March 31,
	2021	2020
Net income	$164.0	$47.0
Interest expense	51.5	94.5
Income tax expense	47.4	17.7
Depreciation and amortization	89.0	96.5
Loss on extinguishment of debt	5.2	—
Net foreign currency loss from financing activities	0.8	1.6
Other stock-based compensation expense (benefit)	0.6	(1.1)
Restructuring and severance charges	1.6	1.2
Transaction related expenses and other	3.0	1.8
Integration and planning expenses	—	3.6
Adjusted EBITDA	$363.1	$262.8

The following table presents net sales by product line:

(in millions)	Three months ended March 31,
	2021	2020
		(1)
Proprietary materials & consumables	$565.2	$478.5
Third party materials & consumables	758.4	650.4
Services & specialty procurement	219.8	191.1
Equipment & instrumentation	242.2	199.0
Total	$1,785.6	$1,519.0
━━━━━━━━━
1.As adjusted, see note 1.
5.    Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash flow information:

(in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$172.5	$286.6
Restricted cash classified as other assets	2.6	2.6
Total	$175.1	$289.2

(in millions)	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Cash paid for income taxes, net	$12.6	$12.2
Cash paid for interest	64.0	27.2
Cash paid under operating leases	10.7	10.0
Cash paid under finance leases	1.3	1.3
Cash flows from financing activities:
Cash paid under finance leases	1.1	1.1

6.    Inventory
The following table presents the components of inventory:

(in millions)	March 31, 2021	December 31, 2020
Merchandise inventory	$480.4	$463.0
Finished goods	112.6	115.9
Raw materials	142.8	123.2
Work in process	41.9	37.5
Total	$777.7	$739.6

7.    Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	March 31, 2021			December 31, 2020
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$4,644.9	$944.2	$3,700.7	$4,701.6	$894.9	$3,806.7
VWR trade name	271.5	184.8	86.7	275.7	184.3	91.4
Other	184.6	132.1	52.5	185.4	127.0	58.4
Total finite-lived	$5,101.0	$1,261.1	3,839.9	$5,162.7	$1,206.2	3,956.5
Indefinite-lived			92.3			92.3
Total			$3,932.2			$4,048.8

8.    Commitments and contingencies
Our business is subject to contingencies related to compliance with environmental laws and regulations, the manufacture and sale of products and litigation. The ultimate resolution of contingencies is subject to significant uncertainty, and it is reasonably possible that we will experience adverse outcomes related to these matters.
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
Other noteworthy matters
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. This matter is covered by the indemnification arrangement previously described. At March 31, 2021, our accrued obligation under this order is $3.5 million, which is calculated based on expected cash payments discounted at rates ranging from 0.0% in 2021 to 2.4% in 2045. The undiscounted amount of that obligation is $4.3 million.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At March 31, 2021, our balance sheet includes a liability of $3.2 million for remediation and monitoring costs. That liability is estimated primarily on expected remediation payments discounted through 2023 and is not materially different than its undiscounted amount.
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
Litigation
At March 31, 2021, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.
9.    Debt
The following table presents information about our debt:

(dollars in millions)	March 31, 2021			December 31, 2020
	Interest terms	Rate	Amount
Receivables facility	LIBOR plus 0.90%	1.01%	$—	$—
Senior secured credit facilities:
Euro term loans	EURIBOR plus 2.50%	2.50%	254.7	344.8
U.S. dollar term loans	LIBOR plus 2.25%	3.25%	420.7	546.7
U.S. dollar term loans	LIBOR plus 2.25%	3.25%	1,172.1	1,175.0
2.625% secured notes	fixed rate	2.625%	763.2	795.0
3.875% unsecured notes	fixed rate	3.875%	469.6	489.2
4.625 % unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			71.7	71.5
Total debt, gross			4,702.0	4,972.2
Less: unamortized deferred financing costs			(69.2)	(78.3)
Total debt			$4,632.8	$4,893.9
Classification on balance sheets:
Current portion of debt			$26.5	$26.4
Debt, net of current portion			4,606.3	4,867.5

Credit facilities
The following table presents availability under our credit facilities:

(in millions)	March 31, 2021
	Receivables facility	Revolving credit facility	Total
Capacity	$300.0	$515.0	$815.0
Undrawn letters of credit outstanding	(9.9)	(1.6)	(11.5)
Outstanding borrowings	—	—	—
Unused availability	$290.1	$513.4	$803.5

Maximum availability	$300.0	$515.0	$815.0
Capacity under the receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. At March 31, 2021, $514.3 million of accounts receivable were available as collateral under the facility.
Senior secured credit facilities
On March 31, 2021, we made prepayments of $124.5 million on our U.S. dollar term loans and $77.6 million on our Euro term loans. In connection with these prepayments, we expensed $5.2 million of previously unamortized deferred financing costs as a loss on extinguishment of debt.
Debt covenants
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. When applicable, we may not have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at March 31, 2021.

10.    Accumulated other comprehensive income or loss
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at December 31, 2020	$51.8	$(1.0)	$(29.1)	$21.7
Unrealized (loss) gain	(33.5)	(0.9)	0.6	(33.8)
Reclassification of loss into earnings	—	0.7	—	0.7
Income tax effect	(4.7)	—	—	(4.7)
Balance at March 31, 2021	$13.6	$(1.2)	$(28.5)	$(16.1)

Balance at December 31, 2019	$(62.3)	$(0.5)	$(23.1)	$(85.9)
Unrealized (loss) gain	(68.8)	1.6	0.4	(66.8)
Reclassification of gain into earnings	—	(0.1)	(0.1)	(0.2)
Income tax effect	—	(0.4)	—	(0.4)
Balance at March 31, 2020	$(131.1)	$0.6	$(22.8)	$(153.3)
The reclassifications and income tax effects shown above were immaterial to the financial statements. The reclassifications were made to either cost of sales or SG&A expenses depending upon the nature of the underlying transaction. The income tax effects in the three months ended March 31, 2021 on foreign currency translation were due to our net investment hedge discussed in note 14.
11.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Three months ended March 31,
		2021	2020
Stock options	Equity	$4.6	$3.9
RSUs	Equity	5.7	4.9
Optionholder awards	Liability	—	0.3
Other	Both	1.1	(0.7)
Total		$11.4	$8.4
Balance sheet classification:
Equity		$10.8	$9.2
Liability		0.6	(0.8)
At March 31, 2021, unvested awards under our plans have remaining stock-based compensation expense of $114.8 million to be recognized over a weighted average period of 1.9 years.
At March 31, 2021, 9.8 million shares were available for future issuance under the 2019 Plan.

Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2020	20.0	$18.80
Granted	1.5	27.70
Exercised	(1.0)	21.40
Forfeited	(0.1)	15.88
Balance at March 31, 2021	20.4	19.32	$197.0	7.5 years
Expected to vest	9.0	19.80	83.2	8.6 years
Vested	11.4	18.93	113.7	6.6 years
During the three months ended March 31, 2021, we granted stock options that have a contractual life of ten years and will vest annually over four years, subject to the recipient continuously providing service to us through each such date.
RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2020	4.9	$15.31
Granted	1.1	29.17
Vested	(0.7)	15.38
Forfeited	—	18.51
Balance at March 31, 2021	5.3	18.73
During the three months ended March 31, 2021, we granted RSUs that will vest annually over four years, subject to the recipient continuously providing service to us through each such date. Additionally, we granted certain employees RSUs that cliff vest over three years and contain performance and market conditions that impact the number of shares that will ultimately vest, subject to the recipient continuously providing service to us through each such date. The expense recorded related to the RSUs with performance and market conditions was not material.

12.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended March 31,
	2021	2020
Net foreign currency loss from financing activities	$(0.8)	$(1.6)
Income related to defined benefit plans	2.4	2.3
Other	0.2	0.1
Other income, net	$1.8	$0.8

13.    Income taxes
The following table presents the relationship between income tax expense or benefit and income or loss before income taxes:

(in millions)	Three months ended March 31,
	2021	2020
Income before income taxes	$211.4	$64.7
Income tax expense	(47.4)	(17.7)
Effective income tax rate	22.4%	27.4%
Income tax expense or benefit in the quarter is based upon the estimated income or loss for the full year. The composition of the income or loss in different countries and adjustments, if any, in the applicable quarterly periods influences our expense or benefit.
The relationship between pre-tax income or loss and income tax expense or benefit is greatly affected by the impact of losses for which we cannot claim a tax benefit, non-deductible expenses, and other items that increase tax expense without a relationship to income, such as withholding taxes and changes with respect to uncertain tax positions. The decrease in the effective tax rate for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020, is primarily related to the change in geographical distribution of our pre-tax earnings along with an increase in the tax benefit for stock-based compensation exercises recorded discretely during the period.
14.    Derivative and hedging activities
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
•Other hedging activities — Certain of our subsidiaries hedge short-term foreign currency denominated business transactions, external debt and intercompany financing transactions using foreign currency forward contracts. These activities were not material to our consolidated financial statements; and
•Net investment hedge — We have designated €400.0 million of our 3.875% senior unsecured notes as a hedge of our net investment in certain European operations to manage our exposure to currency and exchange rate movements from these operations.
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
Net investment hedge effectiveness is assessed based upon the change in the spot rate of the foreign currency denominated debt. The critical terms of the foreign currency notes match the portion of the net investments designated as being hedged. At March 31, 2021, the net investment hedge was equal to the designated portion of the European operations and were considered to be perfectly effective.
Non-derivative financial instruments which are designated as hedging instruments:
The accumulated loss related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of AOCI was $18.0 million and $37.6 million as of March 31, 2021 and December 31, 2020, respectively.
The amount of gain related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income is presented below:

(in millions)	Three months ended March 31,
	2021	2020
Net investment hedges	$19.6	$—

15.    Financial instruments and fair value measurements
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt.
Assets and liabilities for which fair value is only disclosed
The carrying amount of cash and cash equivalents was the same as its fair value and is a Level 1 measurement. The carrying amounts for trade accounts receivable and accounts payable approximated fair value due to their short-term nature and are Level 2 measurements.

The following table presents the carrying values, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	March 31, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
Receivables facility	$—	$—	$—	$—
Senior secured credit facilities:
Euro term loans	254.7	255.7	344.8	346.5
U.S. dollar term loans	420.7	421.0	546.7	548.1
U.S. dollar term loans	1,172.1	1,174.3	1,175.0	1,178.7
2.625% secured notes	763.2	783.1	795.0	815.7
3.875% unsecured notes	469.6	496.7	489.2	515.0
4.625 % unsecured notes	1,550.0	1,617.2	1,550.0	1,648.7
Finance lease liabilities	71.7	71.7	71.5	71.5
Total	$4,702.0	$4,819.7	$4,972.2	$5,124.2
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
Basis of presentation
This discussion should be read in conjunction with the accompanying consolidated financial statements and notes. Pursuant to SEC rules for reports covering interim periods, we have prepared this discussion and analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2020, the date of our Annual Report. Therefore, we encourage you to read this discussion and analysis in conjunction with the Annual Report.
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
In the first quarter of 2021, we recorded net sales of $1,785.6 million, net income of $164.0 million and Adjusted EBITDA of $363.1 million. Net sales increased by 17.5%, which included 13.5% organic growth compared to the same period in 2020. See “Reconciliations of non-GAAP measures” for a reconciliation of net income (loss) to Adjusted EBITDA and “Results of operations” for a reconciliation of net sales growth to organic net sales growth.
Factors and current trends affecting our business and results of operations
The following updates the factors and current trends disclosed in the Annual Report. These updates could affect our performance and financial condition in future periods.
Our results continue to be impacted by the ongoing global coronavirus outbreak
The COVID-19 pandemic had an overall favorable impact on the first quarter results of our three regions, as described further in the “Results of operations” section below.
For a discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we experienced through December 31, 2020, see “Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. For additional discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions to the Company, see “The COVID-19 pandemic has adversely impacted, and continues to pose risks to, our business, operating results, cash flows and/or financial condition, the nature and extent of which could be material.” included in “Part I—Item 1A—Risk Factors” in the Annual Report.
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
•Free cash flow, which is equal to our cash flow from operating activities, less capital expenditures. We believe that this measurement is useful to investors as it provides a view on the Company’s ability to generate cash for use in financing or investment activities. This measurement is used by management for the same reason.
Results of operations
We present results of operations in the same way that we manage our business, evaluate our performance and allocate our resources. We also provide discussion of net sales and Adjusted EBITDA by geographic segment based on customer location: Americas, Europe and AMEA. Corporate costs are managed on a standalone basis and not allocated to segments.
Executive summary

(dollars in millions)	Three months ended March 31,		Change
	2021	2020
Net sales	$1,785.6	$1,519.0	$266.6
Gross margin	34.3%	33.0%	130 bps
Operating income	$266.3	$158.4	$107.9
Net income	164.0	47.0	117.0
Adjusted EBITDA	363.1	262.8	100.3
Adjusted EBITDA margin	20.3%	17.3%	300 bps
First quarter revenue growth reflects strong double-digit growth in the biopharma, healthcare and education & government end markets. Our core business continues to show a strong recovery as the global economy reopens following COVID-19 lockdowns. This growth was augmented by our COVID-19 related sales of PPE and solutions to support diagnostic testing and vaccine production. Double-digit growth of our proprietary materials and consumables product group, commercial excellence, productivity and cost containment contributed to gross margin and Adjusted EBITDA margin expansion.

Net sales
Three months ended

(in millions)	Three months ended March 31,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	Organic net sales growth
	2021	2020
Americas	$1,035.2	$899.1	$136.1	$4.9	$131.2
Europe	650.4	544.0	106.4	51.1	55.3
AMEA	100.0	75.9	24.1	3.6	20.5
Total	$1,785.6	$1,519.0	$266.6	$59.6	$207.0
Net sales increased $266.6 million or 17.5%, which included $59.6 million or 4.0% of favorable foreign currency impact. Organic growth in net sales was $207.0 million or 13.5% and was due to both growth in our core business as well as COVID-19 related sales.
In the Americas, net sales increased $136.1 million or 15.1%, which included $4.9 million or 0.5% of favorable foreign currency impact. Organic growth in net sales was $131.2 million or 14.6%. Additional information by end market is as follows:
•Biopharma — Sales grew double-digits primarily driven by double-digit growth in biopharma production from our COVID-19 vaccine-related offerings. Improving dynamics in research & development laboratories led to strong growth in the core business.
•Healthcare — Sales increased double-digits driven by demand for chemicals and consumables in our medical/clinical reference lab business, COVID-19 diagnostic testing offerings and increased demand for elective procedures.
•Education and government — Sales increased double-digits primarily from government demand of COVID-19 diagnostic testing offerings. Education grew high single-digits primarily driven by increased demand in university research labs.
•Advanced technologies & applied materials — Sales declined low single-digits as we continue to see general softness in our industrial sector partially offset by demand for electronic materials.
In Europe, net sales increased $106.4 million or 19.5%, which included $51.1 million or 9.4% of favorable foreign currency impact. Organic growth in net sales was $55.3 million or 10.1%. Additional information by end market is as follows:
•Biopharma — Sales grew in the double-digits driven by proprietary biopharma production chemicals, single-use solutions, consumables and PPE to support our core business, as well as solutions to support COVID-19 detection and testing.
•Healthcare — Sales grew in the double-digits due to sales of COVID-19 testing content and an increased demand for elective procedures.

•Education & government — Sales grew in the double-digits driven by our government customers’ demand for COVID-19 testing offerings and mid single-digit growth in educational research labs.
•Advanced technologies & applied materials — Sales declined low single-digits due to continued general softness in the end market.
In AMEA, net sales increased $24.1 million or 32.0%, which included $3.6 million or 4.8% of favorable foreign currency impact. Organic growth in net sales was $20.5 million or 27.2%. Additional information by end market is as follows:
•Biopharma — Sales grew in the double-digits driven by strong growth in proprietary biopharma production chemicals and single-use offerings.
•Advanced technologies & applied materials — Sales grew mid single-digits primarily driven by growth from our core diagnostics business in India.
Gross margin

	Three months ended March 31,		Change
	2021	2020
Gross margin	34.3%	33.0%	130 bps
Three months ended
Gross margin increased 130 basis points resulting primarily from 150 basis points of favorable product mix due to strong sales of our proprietary product offerings and commercial excellence. This was offset by 20 basis points of lower vendor rebates and inventory manufacturing variances.
Operating income

(in millions)	Three months ended March 31,		Change
	2021	2020
Gross profit	$612.8	$501.9	$110.9
Operating expenses	346.5	343.5	3.0
Operating income	$266.3	$158.4	$107.9
Three months ended
Gross profit increased $110.9 million due to the reasons described above. The slight increase in operating expenses primarily relates to foreign currency exchange losses and inflation offset by continued cost containment due to COVID-19 related measures such as discretionary cost controls around travel and expenses.

Net income or loss

(in millions)	Three months ended March 31,		Change
	2021	2020
Operating income	$266.3	$158.4	$107.9
Interest expense	(51.5)	(94.5)	43.0
Loss on extinguishment of debt	(5.2)	—	(5.2)
Other income, net	1.8	0.8	1.0
Income tax expense	(47.4)	(17.7)	(29.7)
Net income	$164.0	$47.0	$117.0
Three months ended
Net income for the three months ended March 31, 2021 increased by $117.0 million primarily driven by the operating income growth detailed above and lower interest expense from the repricings and refinancings of our debt for more favorable interest rates in the second half of 2020 and lower debt. This was partially offset by higher income tax expense as a result of our higher income and the non-cash loss on extinguishment of debt.
Adjusted EBITDA and Adjusted EBITDA margin
For a reconciliation of Adjusted EBITDA to Net income or loss, the most directly comparable measure under GAAP, see “Reconciliations of non-GAAP financial measures.”

(in millions)	Three months ended March 31,		Change
	2021	2020
Adjusted EBITDA:
Americas	$252.0	$190.0	$62.0
Europe	131.1	91.7	39.4
AMEA	22.6	13.4	9.2
Corporate	(42.6)	(32.3)	(10.3)
Total	$363.1	$262.8	$100.3

Adjusted EBITDA margin	20.3%	17.3%	3.0%
Three months ended
Adjusted EBITDA increased $100.3 million or 38.2%, which included a favorable foreign currency translation impact of $10.9 million or 4.1%. The reasons for the remaining growth of $89.4 million or 34.1%, are discussed below:
In the Americas, Adjusted EBITDA grew $62.0 million or 32.6%, or 32.1% when adjusted for favorable foreign currency translation impact. Gross margin expansion from commercial excellence, favorable volume and product mix along with continued savings from SG&A cost containment initiatives in response to COVID-19 drove significant Adjusted EBITDA rate expansion.

In Europe, Adjusted EBITDA grew $39.4 million or 42.9%, or 33.2% when adjusted for favorable foreign currency translation impact, due to strong volume and commercial excellence along with savings from SG&A cost containment initiatives in response to COVID-19.
In AMEA, Adjusted EBITDA grew $9.2 million or 68.7%, or 61.5% when adjusted for unfavorable foreign currency translation. In addition to the favorable sales volume, lower inventory provisions and lower bad debt expense contributed to Adjusted EBITDA growth.
In Corporate, Adjusted EBITDA declined $10.3 million or 31.8% reflecting increased stock-based compensation expense and higher incentive compensation expense as a result of our strong first quarter performance.
Reconciliations of non-GAAP financial measures
The following table presents the reconciliation of net income or loss to Adjusted EBITDA:

(in millions)	Three months ended March 31,
	2021	2020
Net income	$164.0	$47.0
Interest expense	51.5	94.5
Income tax expense	47.4	17.7
Depreciation and amortization	89.0	96.5
Loss on extinguishment of debt	5.2	—
Net foreign currency loss from financing activities	0.8	1.6
Other stock-based compensation expense (benefit)	0.6	(1.1)
Restructuring and severance charges[1]	1.6	1.2
Transaction related expenses and other[2]	3.0	1.8
Integration and planning expenses[3]	—	3.6
Adjusted EBITDA	$363.1	$262.8

━━━━━━━━━
1.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
2.Reflects the costs incurred with external advisors and professional services related to potential and consummated acquisitions and divestitures.
3.Reflects the non-recurring direct costs incurred to integrate acquired businesses. These costs are captured over a defined integration period, primarily for significant acquisitions.
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows. Most of our long-term financing is from indebtedness. We generated $126.9 million of cash from operating activities and ended the quarter with $172.5 million of cash and cash equivalents and our availability under credit facilities was $803.5 million. We have no debt repayments due in the next twelve months other than required term loan payments of $22.7 million.
Liquidity
The following table presents our primary sources of liquidity:

(in millions)	March 31, 2021
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$300.0	$515.0	$815.0
Undrawn letters of credit outstanding	(9.9)	(1.6)	(11.5)
Outstanding borrowings	—	—	—
Unused availability	$290.1	$513.4	$803.5
Cash and cash equivalents			172.5
Total liquidity			$976.0
We fund short-term cash requirements primarily from operating cash flows. Some of our credit line availability depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs. As of March 31, 2021, we were in compliance with our debt covenants.
At March 31, 2021, $158.7 million or 92.0% of our $172.5 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Three months ended March 31,		Change
	2021	2020
Operating activities:
Net income	$164.0	$47.0	117.0
Non-cash items	114.8	130.9	(16.1)
Working capital changes[1,2]	(130.5)	(4.3)	(126.2)
All other	(21.4)	79.5	(100.9)
Total	$126.9	$253.1	$(126.2)
Investing activities	$(14.6)	$(11.9)	$(2.7)
Financing activities	(221.0)	(73.1)	(147.9)
Capital expenditures	(15.1)	(12.6)	(2.5)
━━━━━━━━━
1.The amount previously reported as working capital changes for three months ended March 31, 2020 has been revised in the above table to give effect to the correction of an immaterial classification error disclosed in note 1 to our unaudited interim financial statements beginning on page F-1 of this report.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $126.2 million less cash in 2021 primarily due to increased working capital requirements, payouts under our incentive compensation plan and the timing of interest paid as a result of debt refinancings, partially offset by a significant increase in net income.
Investing activities used $2.7 million more cash in 2021, reflecting an increase in capital spending.
Financing activities used $147.9 million more cash in 2021 primarily due to optional prepayments that we made on our term loans.
Free cash flow

(in millions)	Three months ended March 31,		Change
	2021	2020
Net cash provided by operating activities	$126.9	$253.1	$(126.2)
Capital expenditures	(15.1)	(12.6)	(2.5)
Free cash flow	$111.8	$240.5	$(128.7)
Free cash flow was $128.7 million lower in 2021 due to the changes in cash flows from operating activities noted above as well as an increase in capital spending.

Indebtedness
For information about our indebtedness, refer to the section entitled “Liquidity” and note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”
New accounting standards
For information about new accounting standards, see note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”
Item 3.    Quantitative and qualitative disclosures about market risk
There have been no significant changes to the disclosures about market risk included in our Annual Report.
Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

For additional information regarding legal proceedings and matters, see note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements,” which information is incorporated into this item by reference.
Item 1A.    Risk factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report. There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Annual Report.
Item 2.    Unregistered sales of equity securities and use of proceeds
None.
Item 3.    Defaults upon senior securities
None.
Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
None.
Item 6.    Exhibits

Exhibit no.	Exhibit description	Method of filing
10.1	Amended and Restated Employment Letter Agreement, dated April 2, 2019, between Michael Wondrasch and VWR Management Services, LLC	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	Furnished herewith
101	XBRL exhibits	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avantor, Inc.

Date: April 28, 2021	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)