Form 10-Q
period 2021-06-30
Avantor, Inc.
filed 2021-07-30
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On July 21, 2021, 584,163,209 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended June 30, 2021

i

Glossary

Description
we, us, our	Avantor, Inc. and its subsidiaries
2019 Plan	the Avantor, Inc. 2019 Equity Incentive Plan, a stock-based compensation plan
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Annual Report	our annual report on Form 10-K for the year ended December 31, 2020
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
cGMP	Current Good Manufacturing Practice
COVID-19	Coronavirus disease of 2019
double-digit	greater than 10%
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
GAAP	United States generally accepted accounting principles
high single-digit	7 - 9%
LIBOR	the basic rate of interest used in lending between banks on the London interbank market
low single-digit	1 - 3%
MCPS	6.250% Series A Mandatory Convertible Preferred Stock
mid single-digit	4 - 6%
OEM	original engineering manufacturers
PPE	personal protective equipment
RSU	restricted stock unit
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
Specialty procurement	product sales related to customer procurement services
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$223.0	$286.6
Accounts receivable, net of allowances of $26.0 and $26.2	1,268.8	1,113.3
Inventory	840.9	739.6
Other current assets	90.0	91.4
Total current assets	2,422.7	2,230.9
Property, plant and equipment, net of accumulated depreciation of $408.8 and $388.3	652.6	549.9
Other intangible assets, net (see note 8)	4,372.0	4,048.8
Goodwill	3,557.8	2,860.2
Other assets	244.6	216.7
Total assets	$11,249.7	$9,906.5
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$39.5	$26.4
Accounts payable	755.3	678.9
Employee-related liabilities	147.3	179.3
Accrued interest	44.7	44.5
Other current liabilities	390.9	313.6
Total current liabilities	1,377.7	1,242.7
Debt, net of current portion	5,611.5	4,867.5
Deferred income tax liabilities	863.0	723.9
Other liabilities	411.6	398.1
Total liabilities	8,263.8	7,232.2
Commitments and contingencies (see note 9)
Stockholders’ equity:
MCPS including paid-in capital, 20.7 shares outstanding	1,003.7	1,003.7
Common stock including paid-in capital, 583.7 and 580.1 shares outstanding	1,747.7	1,737.6
Accumulated earnings (deficit)	233.1	(88.7)
Accumulated other comprehensive income	1.4	21.7
Total stockholders’ equity	2,985.9	2,674.3
Total liabilities and stockholders’ equity	$11,249.7	$9,906.5

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales	$1,858.6	$1,478.7	$3,644.2	$2,997.7
Cost of sales	1,232.1	988.1	2,404.9	2,005.2
Gross profit	626.5	490.6	1,239.3	992.5
Selling, general and administrative expenses	371.8	324.0	718.3	667.5
Operating income	254.7	166.6	521.0	325.0
Interest expense	(51.0)	(92.1)	(102.5)	(186.6)
Loss on extinguishment of debt	(3.2)	—	(8.4)	—
Other income, net	14.6	4.2	16.4	5.0
Income before income taxes	215.1	78.7	426.5	143.4
Income tax expense	(57.3)	(18.5)	(104.7)	(36.2)
Net income	157.8	60.2	321.8	107.2
Accumulation of yield on preferred stock	(16.2)	(16.2)	(32.3)	(32.3)
Net income available to common stockholders	$141.6	$44.0	$289.5	$74.9

Earnings per share:
Basic	$0.24	$0.08	$0.50	$0.13
Diluted	$0.24	$0.08	$0.49	$0.13
Weighted average shares outstanding:
Basic	582.6	575.6	581.9	574.6
Diluted	591.1	582.1	590.3	581.7
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$157.8	$60.2	$321.8	$107.2
Other comprehensive income (loss):
Foreign currency translation — unrealized gain (loss)	16.5	44.7	(17.0)	(24.1)
Derivative instruments:
Unrealized (loss) gain	(1.2)	0.7	(2.1)	2.3
Reclassification of loss (gain) into earnings	1.5	(0.7)	2.2	(0.8)
Adjustments to defined benefit plans	(0.2)	(0.3)	0.4	—
Other comprehensive income (loss) before income taxes	16.6	44.4	(16.5)	(22.6)
Income tax effect	0.9	0.1	(3.8)	(0.3)
Other comprehensive income (loss)	17.5	44.5	(20.3)	(22.9)
Comprehensive income	$175.3	$104.7	$301.5	$84.3
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated earnings (deficit)	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	20.7	$1,003.7	581.8	$1,743.2	$75.3	$(16.1)	$2,806.1
Comprehensive income	—	—	—	—	157.8	17.5	175.3
Stock-based compensation expense	—	—	—	11.5	—	—	11.5
Accumulation of yield on preferred stock	—	—	—	(16.2)	—	—	(16.2)
Stock option exercises and other common stock transactions	—	—	1.9	9.2	—	—	9.2
Balance at June 30, 2021	20.7	$1,003.7	583.7	$1,747.7	$233.1	$1.4	$2,985.9

Balance at March 31, 2020	20.7	$1,003.7	574.9	$1,748.0	$(158.3)	$(153.3)	$2,440.1
Comprehensive income	—	—	—	—	60.2	44.5	104.7
Stock-based compensation expense	—	—	—	10.3	—	—	10.3
Accumulation of yield on preferred stock	—	—	—	(16.2)	—	—	(16.2)
Stock option exercises and other common stock transactions	—	—	1.4	1.9	—	—	1.9
Balance at June 30, 2020	20.7	$1,003.7	576.3	$1,744.0	$(98.1)	$(108.8)	$2,540.8
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity (continued)

(in millions)	Stockholders’ equity
	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated earnings (deficit)	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	20.7	$1,003.7	580.1	$1,737.6	$(88.7)	$21.7	$2,674.3
Comprehensive income	—	—	—	—	321.8	(20.3)	301.5
Stock-based compensation expense	—	—	—	22.3	—	—	22.3
Accumulation of yield on preferred stock		—	—	(32.3)	—	—	(32.3)
Stock option exercises and other common stock transactions	—	—	3.6	20.1	—	—	20.1
Balance at June 30, 2021	20.7	$1,003.7	583.7	$1,747.7	$233.1	$1.4	$2,985.9

Balance at December 31, 2019	20.7	$1,003.7	572.8	$1,748.1	$(203.7)	$(85.9)	$2,462.2
Impact of new accounting standard	—	—	—	—	(1.6)	—	(1.6)
Comprehensive income	—	—	—	—	107.2	(22.9)	84.3
Stock-based compensation expense	—	—	—	19.5	—	—	19.5
Accumulation of yield on preferred stock	—	—	—	(32.3)	—	—	(32.3)
Stock option exercises and other common stock transactions	—	—	3.5	8.7	—	—	8.7
Balance at June 30, 2020	20.7	$1,003.7	576.3	$1,744.0	$(98.1)	$(108.8)	$2,540.8
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$321.8	$107.2
Reconciling adjustments:
Depreciation and amortization	175.1	194.3
Stock-based compensation expense	23.6	20.0
Provision for accounts receivable and inventory	24.1	32.5
Deferred income tax benefit	(5.3)	(22.1)
Amortization of deferred financing costs	7.6	13.1
Loss on extinguishment of debt	8.4	—
Foreign currency remeasurement loss	2.8	4.1
Changes in assets and liabilities:
Accounts receivable	(122.0)	(16.1)
Inventory	(103.0)	(55.6)
Accounts payable	63.1	31.1
Accrued interest	0.2	—
Other assets and liabilities	(10.2)	33.6
Other, net	4.5	0.2
Net cash provided by operating activities	390.7	342.3
Cash flows from investing activities:
Capital expenditures	(38.5)	(26.1)
Cash paid for acquisitions, net of cash acquired	(1,166.7)	—
Other	1.3	1.7
Net cash used in investing activities	(1,203.9)	(24.4)
Cash flows from financing activities:
Debt borrowings	1,134.6	—
Debt repayments	(316.1)	(67.5)
Payments of debt financing costs	(20.1)	—
Payments of dividends on preferred stock	(32.3)	(32.3)
Proceeds received from exercise of stock options	37.5	13.4
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(25.8)	—
Net cash provided by (used in) financing activities	777.8	(86.4)
Effect of currency rate changes on cash	(4.5)	(2.9)
Net change in cash and cash equivalents	(39.9)	228.6
Cash, cash equivalents and restricted cash, beginning of period	289.2	189.3
Cash, cash equivalents and restricted cash, end of period	$249.3	$417.9

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
Acquisitions
We acquired RIM Bio and Ritter GmbH and its affiliates (“Ritter GmbH”) on June 1, 2021 and June 10, 2021, respectively. Further detail on the companies and transactions is included in note 3.
Correction of immaterial classification error
We identified and corrected an immaterial classification error between certain product sales in our previously reported net sales by product lines financial table disclosed in our segment financial information footnote included in our previously reported unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2020. The correction of this error allows for a more accurate presentation of net sales of our product lines and had no impact on the Company’s previously reported unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2020 other than those previously mentioned. The following table presents the impact of this correction for the three and six months ended June 30, 2020.

(in millions)	Three months ended June 30, 2020			Six months ended June 30, 2020
	Previously reported	Adjustment	As adjusted	Previously reported	Adjustment	As adjusted
Proprietary materials & consumables	$558.9	$(75.3)	$483.6	$1,092.1	$(129.9)	$962.2
Third party materials & consumables	549.6	79.4	629.0	1,154.1	125.2	1,279.3
Services & specialty procurement	186.6	(5.0)	181.6	364.6	8.1	372.7
Equipment & instrumentation	183.6	0.9	184.5	386.9	(3.4)	383.5
Total	$1,478.7	$—	$1,478.7	$2,997.7	$—	$2,997.7
Correction of previously reported consolidated statement of cash flows
We identified and corrected an immaterial classification error in our previously reported unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2020. The correction of this error within the net cash provided by operating activities resulted in an increase in the line-item referred to as Provision for accounts receivable and inventory and a decrease in the line-item referred to as Inventory by $9.2 million, respectively, from the previously reported amounts of $23.3 million to $32.5 million and $(46.4) million to $(55.6) million, respectively. The correction of this error had no effect on our previously reported net cash provided by operating activities for the six months ended June 30, 2020, or on any other previously reported amounts in our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2020 other than those previously mentioned.
2.    New accounting standards
New tax standard
On January 1, 2021, we implemented the FASB’s new standard to simplify the accounting for income taxes, which was issued in December 2019. The adoption of this new standard did not have an impact on our financial statements.
Other
There were no other new accounting standards that we expect to have a material impact on our financial position or results of operations upon adoption.
3.    Business combinations
Ritter GmbH acquisition
On June 10, 2021, we completed the acquisition of Ritter GmbH for preliminary net cash consideration of $1,077.5 million, and contingent consideration with an initial fair value of $35.6 million. Ritter GmbH's current business is focused on providing diagnostic system providers and liquid handling OEMs with robotic fluid handling tips, plates, and other consumables. The combination of our companies will expand our proprietary offerings to the biopharma and healthcare end markets and enhance our offerings for critical lab automation workflows. The combined businesses also share similar characteristics including a recurring, specification-driven revenue profile and a consumable-driven portfolio of products produced to exacting standards that enhances our unique customer value proposition.
To fund the acquisition, we issued debt under our senior secured term loan facility in an aggregate principal amount of $1,134.6 million. See note 10 for further details.
The preliminary purchase consideration was as follows:

(in millions)	June 10, 2021
Cash paid at closing	$1,084.5
Cash acquired	(7.0)
Preliminary net cash consideration	1,077.5
Preliminary fair value of acquisition contingent consideration	35.6
Preliminary purchase price	$1,113.1

The contingent consideration has a maximum potential payout of $336.0 million over three years. The preliminary fair value of the contingent consideration was determined using a monte carlo simulation as further described in note 16.

The preliminary fair values of the net assets acquired on June 10, 2021 was $1,113.1 million, which included the following:

(in millions)	June 10, 2021
Accounts receivable	$47.6
Inventory	25.4
Property, plant & equipment	111.2
Other intangible assets	476.5
Goodwill	685.2
Other assets and liabilities	(0.6)
Accounts payable	(14.1)
Accrued expenses	(51.4)
Debt	(20.4)
Deferred income tax liabilities	(146.3)
Total net assets	$1,113.1
Due to the timing and complexity of the acquisition, the assets acquired and liabilities assumed were recorded at their preliminary estimated fair values as part of our Europe operating segment at June 30, 2021. The preliminary purchase price allocation is subject to change as we complete our determination of the final working capital and the fair value of the acquired assets and liabilities assumed, the impact of which could be material.
The following table summarizes the preliminary fair value of intangible assets acquired on June 10, 2021 and their related weighted average amortization period:

(in millions)	Fair value	Weighted average estimated life
Tradename	$39.2	7.0 years
Customer relationships	350.1	18.0 years
Developed technology	87.2	7.0 years
Total	$476.5
The preliminary intangible asset allocation is based on an industry benchmarking analysis of recent comparable transactions. The difference between the benchmark estimate and the final fair value of intangible assets identified may be material.
The goodwill represents intellectual capital and the acquired assembled workforce, none of which qualify for recognition as a separate intangible asset. Of the goodwill recognized, none is deductible for tax purposes.
RIM Bio acquisition
On June 1, 2021, we completed the acquisition of RIM Bio, a China-based single-use bioprocess bag manufacturer. RIM Bio's current business provides a complete range of single-use 2D bags, 3D bags, tank liners, bag assemblies and multi-bag manifolds used in the manufacturing of biologics including monoclonal antibodies (mAbs), vaccines, cell and gene therapies, and recombinant proteins. The addition of RIM Bio enables us to better serve our customers by expanding our single-use manufacturing, distribution, and cleanroom capabilities to the AMEA region. The impact of this acquisition is not material to our financial statements.
Acquisition-related costs
For the three and six months ended June 30, 2021, we incurred $21.6 million and $24.6 million in acquisition-related costs, which consist of non-recurring legal, accounting, investment banking and consulting fees incurred to complete the acquisitions of Ritter GmbH and RIM Bio. All acquisition costs are expensed in the period incurred and excluded from Adjusted EBITDA, as shown in footnote 5. These acquisition costs have been primarily recorded within the Europe and Corporate operating segments and presented in SG&A in the unaudited condensed consolidated statements of operations.

4.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2021:

(in millions, except per share data)	Three months ended June 30, 2021			Six months ended June 30, 2021
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$141.6	582.6	$0.24	$289.5	581.9	$0.50
Dilutive effect of stock-based awards	—	8.5		—	8.4
Diluted	$141.6	591.1	$0.24	$289.5	590.3	$0.49
The following table presents the reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2020:

(in millions, except per share data)	Three months ended June 30, 2020			Six months ended June 30, 2020
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$44.0	575.6	$0.08	$74.9	574.6	$0.13
Dilutive effect of stock-based awards	—	6.5		—	7.1
Diluted	$44.0	582.1	$0.08	$74.9	581.7	$0.13
For the three and six months ended June 30, 2021 and June 30, 2020, diluted earnings per share included accumulated yield on preferred stock of $16.2 million and $32.3 million, respectively, and excluded 62.9 million of common stock equivalents under the MCPS because they were anti-dilutive to the calculations.
5.    Segment financial information
We report three geographic segments based on customer location: Americas, Europe and AMEA. Each segment manufactures and distributes solutions for the biopharmaceutical, healthcare, education & government and advanced technologies & applied materials industries. Corporate costs are managed on a standalone basis and not allocated to segments.

The following table presents information by reportable segment:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales:
Americas	$1,069.8	$857.5	$2,104.9	$1,756.6
Europe	666.0	521.0	1,316.4	1,065.0
AMEA	122.8	100.2	222.9	176.1
Total	$1,858.6	$1,478.7	$3,644.2	$2,997.7
Adjusted EBITDA:
Americas	$251.7	$197.4	$503.7	$387.4
Europe	123.8	88.3	254.9	180.0
AMEA	28.5	22.5	51.1	35.9
Corporate	(37.4)	(34.9)	(80.0)	(67.2)
Total	$366.6	$273.3	$729.7	$536.1
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.

The following table presents the reconciliation of Adjusted EBITDA from net income, the nearest measurement under GAAP:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$157.8	$60.2	$321.8	$107.2
Interest expense	51.0	92.1	102.5	186.6
Income tax expense	57.3	18.5	104.7	36.2
Depreciation and amortization	86.1	97.8	175.1	194.3
Loss on extinguishment of debt	3.2	—	8.4	—
Net foreign currency loss (gain) from financing activities	1.2	(1.8)	2.0	(0.2)
Other stock-based compensation expense	0.7	1.1	1.3	—
Acquisition-related expenses[1]	21.6	—	24.6	—
Integration-related expenses[2]	0.5	2.2	0.5	7.6
Restructuring and severance charges[3]	0.2	3.2	1.8	4.4
Receipt of disgorgement penalty[4]	(13.0)	—	(13.0)	—
Adjusted EBITDA	$366.6	$273.3	$729.7	$536.1
━━━━━━━━━
1.Represents legal, accounting, investment banking and consulting fees incurred related to the acquisition of acquired companies.
2.Represents non-recurring direct costs incurred to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
3.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
4.As described in note 13.
The following table presents net sales by product line:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
		(5)		(5)
Proprietary materials & consumables	$630.8	$483.6	$1,196.0	$962.2
Third party materials & consumables	739.4	629.0	1,497.8	1,279.3
Services & specialty procurement	232.2	181.6	452.0	372.7
Equipment & instrumentation	256.2	184.5	498.4	383.5
Total	$1,858.6	$1,478.7	$3,644.2	$2,997.7
━━━━━━━━━
5.     As adjusted, see note 1.

6.    Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash flow information:

(in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$223.0	$286.6
Restricted cash classified as other assets	26.3	2.6
Total	$249.3	$289.2
At June 30, 2021, amounts included in restricted cash primarily represent funds held in escrow to satisfy a long term retention incentive related to the acquisition of Ritter GmbH.

(in millions)	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Cash paid for income taxes, net	$69.5	$25.5
Cash paid for interest	92.9	173.9
Cash paid under operating leases	21.8	20.5
Cash paid under finance leases	2.5	2.6
Cash flows from financing activities:
Cash paid under finance leases	2.3	2.2

(in millions)	Six months ended June 30,
	2021	2020
Non-cash investing and financing activities:
Preliminary fair value of acquisition contingent consideration	$35.6	$—
Accrued but unpaid dividends on MCPS	8.1	8.1
7.    Inventory
The following table presents the components of inventory:

(in millions)	June 30, 2021	December 31, 2020
Merchandise inventory	$512.3	$463.0
Finished goods	122.4	115.9
Raw materials	162.7	123.2
Work in process	43.5	37.5
Total	$840.9	$739.6

8.    Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	June 30, 2021			December 31, 2020
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$5,019.4	$1,005.4	$4,014.0	$4,701.6	$894.9	$3,806.7
VWR trade name	272.7	188.9	83.8	275.7	184.3	91.4
Other	318.8	136.9	181.9	185.4	127.0	58.4
Total finite-lived	$5,610.9	$1,331.2	4,279.7	$5,162.7	$1,206.2	3,956.5
Indefinite-lived			92.3			92.3
Total			$4,372.0			$4,048.8

9.    Commitments and contingencies
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
Other matters
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. This matter is covered by the indemnification arrangement previously described. At June 30, 2021, our accrued obligation under this order is $3.5 million, which is calculated based on expected cash payments discounted at rates ranging from 0.0% in 2021 to 2.1% in 2045. The undiscounted amount of that obligation is $4.2 million.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At June 30, 2021, our balance sheet includes a liability of $3.3 million for remediation and monitoring costs. That liability is estimated primarily on expected remediation payments discounted through 2023 and is not materially different than its undiscounted amount.

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
Litigation
At June 30, 2021, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

10.    Debt
The following table presents information about our debt:

(dollars in millions)	June 30, 2021			December 31, 2020
	Interest terms	Rate	Amount
Receivables facility	LIBOR plus 0.90%	1.00%	$—	$—
Senior secured credit facilities:
Euro term loans	EURIBOR plus 2.25%	2.25%	218.3	344.8
Euro term loans	EURIBOR plus 2.25%	2.25%	385.1	—
Euro term loans	EURIBOR plus 2.75%	2.75%	716.9	—
U.S. dollar term loans	LIBOR plus 2.00%	3.00%	357.3	546.7
U.S. dollar term loans	LIBOR plus 2.25%	3.25%	1,169.2	1,175.0
2.625% secured notes	fixed rate	2.625%	770.3	795.0
3.875% unsecured notes	fixed rate	3.875%	474.0	489.2
4.625 % unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			72.4	71.5
Other			19.8	—
Total debt, gross			5,733.3	4,972.2
Less: unamortized deferred financing costs			(82.3)	(78.3)
Total debt			$5,651.0	$4,893.9
Classification on balance sheets:
Current portion of debt			$39.5	$26.4
Debt, net of current portion			5,611.5	4,867.5
Credit facilities
The following table presents availability under our credit facilities:

(in millions)	June 30, 2021
	Receivables facility	Revolving credit facility	Total
Capacity	$300.0	$515.0	$815.0
Undrawn letters of credit outstanding	(8.8)	(1.6)	(10.4)
Outstanding borrowings	—	—	—
Unused availability	$291.2	$513.4	$804.6

Maximum availability	$300.0	$515.0	$815.0
Capacity under the receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. At June 30, 2021, $519.7 million of accounts receivable were available as collateral under the facility. The receivables facility is with a commercial bank, functions like a line of credit and matures on March 27, 2023. The revolving credit facility under the senior secured credit facilities matures on July 14, 2025.

Senior secured credit facilities
On July 7, 2021, we amended our U.S. Dollar terms loans under our senior secured credit facilities. The amendment reduced the LIBOR floor in our interest calculation from 1.00% to 0.50%. The costs to complete the amendment were not material.
On June 30, 2021, we made prepayments of $61.9 million on our U.S. dollar term loans and $39.1 million on our Euro term loans. In connection with these prepayments, we expensed $3.2 million of previously unamortized deferred financing costs as a loss on extinguishment of debt.
On June 10, 2021, in connection with the acquisition of Ritter GmbH, we issued $396.5 million and $738.1 million of term loans that mature on June 9, 2026 and June 9, 2028, respectively. The debt bears interest at variable rates, and the interest rates for each respective instrument at June 30, 2021 are presented in the table above. We capitalized issuance costs of $20.1 million related to these term loans.
Debt covenants
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at June 30, 2021.

11.    Accumulated other comprehensive income or loss
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at March 31, 2021	$13.6	$(1.2)	$(28.5)	$(16.1)
Unrealized gain (loss)	16.5	(1.2)	—	15.3
Reclassification of loss (gain) into earnings	—	1.5	(0.2)	1.3
Income tax effect	1.0	(0.1)	—	0.9
Balance at June 30, 2021	$31.1	$(1.0)	$(28.7)	$1.4

Balance at March 31, 2020	$(131.1)	$0.6	$(22.8)	$(153.3)
Unrealized gain	44.7	0.7	—	45.4
Reclassification of gain into earnings	—	(0.7)	(0.3)	(1.0)
Income tax effect	—	—	0.1	0.1
Balance at June 30, 2020	$(86.4)	$0.6	$(23.0)	$(108.8)

Balance at December 31, 2020	$51.8	$(1.0)	$(29.1)	$21.7
Unrealized loss	(17.0)	(2.1)	—	(19.1)
Reclassification of loss into earnings	—	2.2	0.4	2.6
Income tax effect	(3.7)	(0.1)	—	(3.8)
Balance at June 30, 2021	$31.1	$(1.0)	$(28.7)	$1.4

Balance at December 31, 2019	$(62.3)	$(0.5)	$(23.1)	$(85.9)
Unrealized (loss) gain	(24.1)	2.3	—	(21.8)
Reclassification of gain into earnings	—	(0.8)	—	(0.8)
Income tax effect	—	(0.4)	0.1	(0.3)
Balance at June 30, 2020	$(86.4)	$0.6	$(23.0)	$(108.8)
The reclassifications and income tax effects shown above were immaterial to the financial statements. The reclassifications were made to either cost of sales or SG&A expenses depending upon the nature of the underlying transaction. The income tax effects in the three and six months ended June 30, 2021 on foreign currency translation were due to our net investment hedge discussed in note 15.

12.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Three months ended June 30,		Six months ended June 30,
		2021	2020	2021	2020
Stock options	Equity	$4.7	$4.5	$9.3	$8.4
RSUs	Equity	6.5	5.5	12.2	10.4
Optionholder awards	Liability	—	0.1	—	0.4
Other	Both	1.0	1.5	2.1	0.8
Total		$12.2	$11.6	$23.6	$20.0
Balance sheet classification:
Equity		$11.5	$10.3	$22.3	$19.5
Liability		0.7	1.3	1.3	0.5
At June 30, 2021, unvested awards under our plans have remaining stock-based compensation expense of $98.6 million to be recognized over a weighted average period of 1.9 years.
At June 30, 2021, 10.8 million shares were available for future issuance under the 2019 Plan.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2020	20.0	$18.80
Granted	1.5	27.71
Exercised	(2.5)	15.23
Forfeited	(0.6)	19.36
Balance at June 30, 2021	18.4	19.96	$287.0	7.4 years
Expected to vest	7.9	20.29	121.1	8.4 years
Vested	10.5	19.71	165.9	6.6 years
During the six months ended June 30, 2021, we granted stock options that have a contractual life of ten years and will vest annually over four years, subject to the recipient continuously providing service to us through each such date.

RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2020	4.9	$15.31
Granted	1.1	29.18
Vested	(1.1)	14.84
Forfeited	(0.5)	17.91
Balance at June 30, 2021	4.4	19.23
During the six months ended June 30, 2021, we granted RSUs that will vest annually over four years, subject to the recipient continuously providing service to us through each such date. Additionally, we granted certain employees RSUs that cliff vest over three years and contain performance and market conditions that impact the number of shares that will ultimately vest, subject to the recipient continuously providing service to us through each such date. The expense recorded related to the RSUs with performance and market conditions was not material.
13.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net foreign currency (loss) gain from financing activities	$(1.2)	$1.8	$(2.0)	$0.2
Income related to defined benefit plans	2.6	2.3	5.0	4.6
Other[1]	13.2	0.1	13.4	0.2
Other income, net	$14.6	$4.2	$16.4	$5.0
━━━━━━━━━
1.We recognized $13.0 million of other income during the three month period ended June 30, 2021 related to the disgorgement of disallowed trading profits from Goldman Sachs, which was a related party until December 31, 2020.

14.    Income taxes
The following table presents the relationship between income tax expense and income before income taxes:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income before income taxes	$215.1	$78.7	$426.5	$143.4
Income tax expense	(57.3)	(18.5)	(104.7)	(36.2)
Effective income tax rate	26.6%	23.5%	24.5%	25.2%
Income tax expense in the quarter is based upon the estimated income for the full year. The composition of the income in different countries and adjustments, if any, in the applicable quarterly periods influences our expense.
The relationship between pre-tax income and income tax expense is greatly affected by the impact of losses for which we cannot claim a tax benefit, non-deductible expenses, and other items that increase tax expense without a relationship to income, such as withholding taxes and changes with respect to uncertain tax positions. The change in the effective tax rate for the three and six months ended June 30, 2021 when compared to the three and six months ended June 30, 2020, is largely consistent as a percentage of income before income taxes and is primarily related to the change in geographical distribution of our income before income taxes.
15.    Derivative and hedging activities
We engage in hedging activities to reduce our exposure to foreign currency exchange rates. Our hedging activities are designed to manage specific risks according to our strategies, as summarized below, which may change from time to time. In addition to the net investment hedge discussed below in further detail, our hedging activities consist of the following:
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
Net investment hedge effectiveness is assessed based upon the change in the spot rate of the foreign currency denominated debt. The critical terms of the foreign currency notes match the portion of the net investments designated as being hedged. At June 30, 2021, the net investment hedge was equal to the designated portion of the European operations and were considered to be perfectly effective.
Non-derivative financial instruments which are designated as hedging instruments:
The accumulated loss related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of AOCI was $22.4 million and $37.6 million as of June 30, 2021 and December 31, 2020, respectively.
The amount of (loss) gain related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income for the three and six months ended June 30, 2021 is presented below:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net investment hedges	$(4.4)	$—	$15.2	$—

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

The following table presents the carrying values, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	June 30, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
Receivables facility	$—	$—	$—	$—
Senior secured credit facilities:
Euro term loans	218.3	218.3	344.8	346.5
Euro term loans	385.1	385.6	—	—
Euro term loans	716.9	719.2	—	—
U.S. dollar term loans	357.3	358.0	546.7	548.1
U.S. dollar term loans	1,169.2	1,170.6	1,175.0	1,178.7
2.625% secured notes	770.3	789.9	795.0	815.7
3.875% unsecured notes	474.0	500.5	489.2	515.0
4.625 % unsecured notes	1,550.0	1,635.7	1,550.0	1,648.7
Finance lease liabilities	72.4	72.4	71.5	71.5
Other	19.8	19.8	—	—
Total	$5,733.3	$5,870.0	$4,972.2	$5,124.2
The fair values of debt instruments are based on standard pricing models that take into account the present value of future cash flows, and in some cases private trading data, which are level 2 measurements.
The following table presents changes to contingent consideration liabilities:

(in millions)	Six months ended June 30,
	2021	2020
Beginning balance	$—	$—
Acquisitions	35.6	—
Changes to estimated fair value	—	—
Cash payments	—	—
Currency translation	(0.4)	—
Ending balance	$35.2	$—
We estimated the fair value of contingent consideration on a recurring basis using the average of probability-weighted potential payments specified in the purchase agreements, which were level 3 measurements. Changes to the estimated fair value will be recorded within selling, general and administrative expenses. The significant assumptions used in these calculations include forecasted results and the estimated likelihood of achievement for each performance scenario.
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
Basis of presentation
This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes. Pursuant to SEC rules for reports covering interim periods, we have prepared this discussion and analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2020, the date of our Annual Report. Therefore, we encourage you to read this discussion and analysis in conjunction with the Annual Report.
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
We completed the acquisitions of Ritter GmbH and RIM Bio in the second quarter. These acquisitions did not materially impact the results of our operations for the three and six months ended June 30, 2021.
In the second quarter of 2021, we recorded net sales of $1,858.6 million, net income of $157.8 million and Adjusted EBITDA of $366.6 million. Net sales increased by 25.7%, which included 20.5% organic growth compared to the same period in 2020. See “Reconciliations of non-GAAP measures” for a reconciliation of net income to Adjusted EBITDA and “Results of operations” for a reconciliation of net sales growth to organic net sales growth.
Factors and current trends affecting our business and results of operations
The following updates the factors and current trends disclosed in the Annual Report. These updates could affect our performance and financial condition in future periods.
Our results continue to be impacted by the ongoing global coronavirus outbreak
The results for each of our three regions continue to be impacted by the COVID-19 pandemic for the three and six months ended June 30, 2021, as described further in the “Results of operations” section below.
For a discussion of the impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we experienced through December 31, 2020, see “Part II—Item 7—Management's discussion and analysis of financial condition and results of operations” in the Annual Report. For additional discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions to the Company, see “The COVID-19 pandemic has adversely impacted, and continues to pose risks to, our business, operating results, cash flows and/or financial condition, the nature and extent of which could be material.” included in “Part I—Item 1A—Risk factors” in the Annual Report.

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
•Organic net sales growth, which is a non-GAAP measure discussed in the section entitled “Results of operations.” Organic net sales growth eliminates from our reported net sales the impacts of earnings from any acquired or disposed businesses and changes in foreign currency exchange rates. The acquisitions of Ritter GmbH and RIM Bio did not materially impact the results of our operations for the three and six months ended June 30, 2021. We believe that this measurement is useful to investors as a way to measure and evaluate our underlying commercial operating performance consistently across our segments and the periods presented. This measurement is used by our management for the same reason. Reconciliations to the change in reported net sales, the most directly comparable GAAP financial measure, are included in the section entitled “Results of operations;”
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
•Cash flows from operating activities, which we discuss in the section entitled “Liquidity and capital resources—historical cash flows;”
•Free cash flow, which is equal to our cash flow from operating activities, plus acquisition-related costs paid in the period, less capital expenditures. We have amended our definition of free cash flow to exclude acquisition-related costs as they may be significant, individually or in aggregate, and may make it more difficult for investors to understand the free cash flows associated with the normal operations of our business. We believe that this measurement is useful to investors as it provides a view on the Company’s ability to generate cash for use in financing or investment activities. This measurement is used by management for the same reason.

Results of operations
We present results of operations in the same way that we manage our business, evaluate our performance and allocate our resources. We also provide discussion of net sales and Adjusted EBITDA by geographic segment based on customer location: Americas, Europe and AMEA. Corporate costs are managed on a standalone basis and not allocated to segments.
Executive summary

(dollars in millions)	Three months ended June 30,		Change
	2021	2020
Net sales	$1,858.6	$1,478.7	$379.9
Gross margin	33.7%	33.2%	50 bps
Operating income	$254.7	$166.6	$88.1
Net income	157.8	60.2	97.6
Adjusted EBITDA	366.6	273.3	93.3
Adjusted EBITDA margin	19.7%	18.5%	125 bps
Second quarter revenue growth reflects strong growth in the biopharma, healthcare, education & government and advanced technologies & applied materials end markets. Our core business continues to show a strong recovery as the global economy reopens following COVID-19 lockdowns. This growth was augmented by our COVID-19 related sales of PPE and solutions to support diagnostic testing and vaccine production. Double-digit growth of our proprietary materials and consumables product group, commercial excellence, productivity and cost containment contributed to gross margin and Adjusted EBITDA margin expansion.
Net sales
Three months ended

(in millions)	Three months ended June 30,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	Organic net sales growth
	2021	2020
Americas	$1,069.8	$857.5	$212.3	$9.6	$202.7
Europe	666.0	521.0	145.0	59.0	86.0
AMEA	122.8	100.2	22.6	6.2	16.4
Total	$1,858.6	$1,478.7	$379.9	$74.8	$305.1
Net sales increased $379.9 million or 25.7%, which included $74.8 million or 5.2% of favorable foreign currency impact. Organic growth in net sales was $305.1 million or 20.5% and was primarily due to strong growth in our core business and a modest contribution from COVID-19 related sales. The acquisitions of Ritter GmbH and RIM Bio did not materially impact the results of our operations for the three months ended June 30, 2021.

In the Americas, net sales increased $212.3 million or 24.8%, which included $9.6 million or 1.2% of favorable foreign currency impact. Organic growth in net sales was $202.7 million or 23.6%. Additional information by end market is as follows:
•Biopharma — Sales grew double-digits, with strong growth in biopharma production led by COVID-19 vaccine-related offerings as well as strong growth in the research & development business.
•Healthcare — Sales increased double-digits driven by demand for materials and consumables in our medical/clinical reference lab business, COVID-19 diagnostic testing offerings and increased demand for our proprietary silicone offerings driven by recovery in elective surgical procedures.
•Education and government — Sales increased double-digits primarily from a recovery in education demand from academic labs that had been closed during the prior period due to COVID-19. This contributed to strong growth in university research as lab capacity continues to approach near full levels.
•Advanced technologies & applied materials — Sales increased mid single-digits driven by high single-digit growth of materials and consumables sales to our industrial customers and modest growth in our proprietary offerings into the semiconductor industry.
In Europe, net sales increased $145.0 million or 27.8%, which included $59.0 million or 11.3% of favorable foreign currency impact. Organic growth in net sales was $86.0 million or 16.5%. Additional information by end market is as follows:
•Biopharma — Sales grew in the double-digits driven by single-use solutions to support COVID-19 vaccine production, as well as consumables and PPE.
•Healthcare — Sales grew in the double-digits due to sales of COVID-19 testing content and increased demand for our proprietary silicone offerings driven by recovery in elective surgical procedures.
•Education & government — Sales grew in the double-digits primarily from a recovery in education demand from academic labs that had been closed during the prior period due to COVID-19. This contributed to strong growth in university research as lab capacity continues to approach near full levels.
•Advanced technologies & applied materials — Sales grew in the double-digits as sales of our laboratory materials, consumables and equipment and instrumentation offerings returned to normalized levels.
In AMEA, net sales increased $22.6 million or 22.6%, which included $6.2 million or 6.2% of favorable foreign currency impact. Organic growth in net sales was $16.4 million or 16.4%. Additional information by end market is as follows:
•Biopharma — Sales grew in the double-digits driven by strong growth in proprietary biopharma production materials and single-use offerings.
•Advanced technologies & applied materials — Sales grew mid single-digits primarily driven by double-digit growth of our proprietary offerings into the semiconductor industry.

Six months ended

(in millions)	Six months ended June 30,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	Organic net sales growth
	2021	2020
Americas	$2,104.9	$1,756.6	$348.3	$14.4	$333.9
Europe	1,316.4	1,065.0	251.4	110.0	141.4
AMEA	222.9	176.1	46.8	9.9	36.9
Total	$3,644.2	$2,997.7	$646.5	$134.3	$512.2
Net sales increased $646.5 million or 21.6%, which included $134.3 million or 4.6% of favorable foreign currency impact. Organic growth in net sales was $512.2 million or 17.0% and was due to both growth in our core business as well as COVID-19 related sales. The acquisitions of Ritter GmbH and RIM Bio did not materially impact the results of our operations for the six months ended June 30, 2021.
In the Americas, net sales increased $348.3 million or 19.8%, which included $14.4 million or 0.8% of favorable foreign currency impact. Organic growth in net sales was $333.9 million or 19.0% for reasons similar to the three month period.
In Europe, net sales increased $251.4 million or 23.6%, which included $110.0 million or 10.3% of favorable foreign currency impact. Organic growth in net sales was $141.4 million or 13.3% for reasons similar to the three month period.
In AMEA, net sales increased $46.8 million or 26.6%, which included $9.9 million or 5.6% of favorable foreign currency impact. Organic growth in net sales was $36.9 million or 21.0% for reasons similar to the three month period.
Gross margin

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2021	2020		2021	2020
Gross margin	33.7%	33.2%	50 bps	34.0%	33.1%	90 bps
Three and six months ended
Gross margin for the three and six months ended June 30, 2021 increased 50 basis points and 90 basis points, respectively, resulting primarily from commercial excellence and favorable product mix due to strong sales of our proprietary product offerings.

Operating income

(in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2021	2020		2021	2020
Gross profit	$626.5	$490.6	$135.9	$1,239.3	$992.5	$246.8
Operating expenses	371.8	324.0	47.8	718.3	667.5	50.8
Operating income	$254.7	$166.6	$88.1	$521.0	$325.0	$196.0
Three and six months ended
Gross profit for the three and six months ended June 30, 2021 increased $135.9 million and $246.8 million, respectively, due to the reasons described above. The increase in operating expenses primarily relates to acquisition-related expenses and increased incentive compensation expense due to our strong performance in the first half of 2021.
Net income or loss

(in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2021	2020		2021	2020
Operating income	$254.7	$166.6	$88.1	$521.0	$325.0	$196.0
Interest expense	(51.0)	(92.1)	41.1	(102.5)	(186.6)	84.1
Loss on extinguishment of debt	(3.2)	—	(3.2)	(8.4)	—	(8.4)
Other income, net	14.6	4.2	10.4	16.4	5.0	11.4
Income tax expense	(57.3)	(18.5)	(38.8)	(104.7)	(36.2)	(68.5)
Net income	$157.8	$60.2	$97.6	$321.8	$107.2	$214.6
Three and six months ended
Net income for the three and six months ended June 30, 2021 increased by $97.6 million and $214.6 million, respectively, primarily driven by the operating income growth detailed above and lower interest expense from the repricings and refinancings of our debt for more favorable interest rates in the second half of 2020 and lower debt. This was partially offset by higher income tax expense as a result of our higher pretax income and a loss on extinguishment of debt related to optional prepayments.

Adjusted EBITDA and Adjusted EBITDA margin
For a reconciliation of Adjusted EBITDA to Net income or loss, the most directly comparable measure under GAAP, see “Reconciliations of non-GAAP financial measures.”

(in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2021	2020		2021	2020
Adjusted EBITDA:
Americas	$251.7	$197.4	$54.3	$503.7	$387.4	$116.3
Europe	123.8	88.3	35.5	254.9	180.0	74.9
AMEA	28.5	22.5	6.0	51.1	35.9	15.2
Corporate	(37.4)	(34.9)	(2.5)	(80.0)	(67.2)	(12.8)
Total	$366.6	$273.3	$93.3	$729.7	$536.1	$193.6

Adjusted EBITDA margin	19.7%	18.5%	1.2%	20.0%	17.9%	2.1%
Three months ended
Adjusted EBITDA increased $93.3 million or 34.2%, which included a favorable foreign currency translation impact of $13.5 million or 5.0%. The reasons for the remaining growth of $79.8 million or 29.2%, are discussed below:
In the Americas, Adjusted EBITDA grew $54.3 million or 27.5%, or 26.5% when adjusted for favorable foreign currency translation impact. Gross margin expansion from favorable volume, commercial excellence and product mix was partially offset by increased incentive compensation expense and higher SG&A expenses when compared to reductions in the prior year related to COVID-19 lockdowns.
In Europe, Adjusted EBITDA grew $35.5 million or 40.3%, or 28.8% when adjusted for favorable foreign currency translation impact, due to gross margin expansion from favorable volume and commercial excellence, partially offset by increased incentive compensation expense and higher SG&A expenses when compared to reductions in the prior year related to COVID-19 lockdowns.
In AMEA, Adjusted EBITDA grew $6.0 million or 26.2%, or 19.9% when adjusted for favorable foreign currency translation. In addition to the favorable sales volume, lower bad debt expense contributed to Adjusted EBITDA growth. This was partially offset by increased incentive compensation expense and higher SG&A expenses when compared to reductions in the prior year related to COVID-19 lockdowns.
In Corporate, Adjusted EBITDA declined $2.5 million or 7.0% reflecting higher incentive compensation expense and increased stock-based compensation expense.
Six months ended
Adjusted EBITDA increased $193.6 million or 36.1%, which included a favorable foreign currency translation impact of $24.5 million or 4.5%. The reasons for the remaining growth of $169.1 million or 31.6%, are discussed below:

In the Americas, Adjusted EBITDA grew $116.3 million or 30.0%, or 29.2% when adjusted for favorable foreign currency translation impact for reasons similar to the three month period.
In Europe, Adjusted EBITDA grew $74.9 million or 41.6%, or 31.0% when adjusted for favorable foreign currency translation impact for reasons similar to the three month period.
In AMEA, Adjusted EBITDA grew $15.2 million or 42.2%, or 35.3% when adjusted for favorable foreign currency translation for reasons similar to the three month period.
In Corporate, Adjusted EBITDA declined $12.8 million or 18.9% for reasons similar to the three month period.
Reconciliations of non-GAAP financial measures
The following table presents the reconciliation of net income or loss to Adjusted EBITDA:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$157.8	$60.2	$321.8	$107.2
Interest expense	51.0	92.1	102.5	186.6
Income tax expense	57.3	18.5	104.7	36.2
Depreciation and amortization	86.1	97.8	175.1	194.3
Loss on extinguishment of debt	3.2	—	8.4	—
Net foreign currency loss (gain) from financing activities	1.2	(1.8)	2.0	(0.2)
Other stock-based compensation expense	0.7	1.1	1.3	—
Acquisition-related expenses[1]	21.6	—	24.6	—
Integration-related expenses[2]	0.5	2.2	0.5	7.6
Restructuring and severance charges[3]	0.2	3.2	1.8	4.4
Receipt of disgorgement penalty[4]	(13.0)	—	(13.0)	—
Adjusted EBITDA	$366.6	$273.3	$729.7	$536.1
━━━━━━━━━
1.Represents legal, accounting, investment banking and consulting fees incurred related to the acquisition of acquired companies.
2.Represents non-recurring direct costs incurred to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
3.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
4.As described in note 13 to our unaudited interim financial statements.
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows. Most of our long-term financing is from indebtedness. For the three and six month periods ended June 30, 2021, we generated $263.8 million and $390.7 million of cash from operating activities, respectively, ended the quarter with

$223.0 million of cash and cash equivalents and our availability under credit facilities was $804.6 million. Required debt repayments due in the next twelve months other than required term loan payments are $33.6 million.
Liquidity
The following table presents our primary sources of liquidity:

(in millions)	June 30, 2021
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$300.0	$515.0	$815.0
Undrawn letters of credit outstanding	(8.8)	(1.6)	(10.4)
Outstanding borrowings	—	—	—
Unused availability	$291.2	$513.4	$804.6
Cash and cash equivalents			223.0
Total liquidity			$1,027.6
We fund short-term cash requirements primarily from operating cash flows. Some of our credit line availability depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs.
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at June 30, 2021.
At June 30, 2021, $194.1 million or 87.0% of our $223.0 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Six months ended June 30,		Change
	2021	2020
Operating activities:
Net income	$321.8	$107.2	214.6
Non-cash items	236.3	241.9	(5.6)
Working capital changes[1,2]	(158.7)	(35.2)	(123.5)
All other	(8.7)	28.4	(37.1)
Total	$390.7	$342.3	$48.4
Investing activities	$(1,203.9)	$(24.4)	$(1,179.5)
Cash paid for acquisitions, net of cash acquired	(1,166.7)	—	(1,166.7)
Capital expenditures	(38.5)	(26.1)	(12.4)
Financing activities	777.8	(86.4)	864.2
━━━━━━━━━
1.The amount previously reported as working capital changes for six months ended June 30, 2020 has been revised in the above table to give effect to the correction of an immaterial classification error disclosed in note 1 to our unaudited interim financial statements.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $48.4 million more cash in 2021 primarily due to significantly higher net income offset by increased working capital requirements and larger payouts under our incentive compensation plan due to the strong performance of our business.
Investing activities used $1,179.5 million more cash in 2021, reflecting cash paid to acquire Ritter GmbH and RIM Bio, as well as increased capital spending.
Financing activities provided $864.2 million more cash in 2021 primarily due to the issuance of new tranches of Euro term loans to finance the acquisition of Ritter GmbH, offset by optional prepayments on our existing term loans under our senior secured credit facilities.
Free cash flow

(in millions)	Six months ended June 30,		Change
	2021	2020
Net cash provided by operating activities	$390.7	$342.3	$48.4
Acquisition-related expenses paid	24.6	—	24.6
Capital expenditures	(38.5)	(26.1)	(12.4)
Free cash flow	$376.8	$316.2	$60.6
Free cash flow was $60.6 million higher in 2021 due to the changes in cash flows from operating activities noted above, which included $24.6 million of non-recurring costs related to the acquisitions of

Ritter and RIM Bio, offset by an increase in capital spending. Refer to “Reconciliations of non-GAAP financial measures” for disclosure regarding acquisition-related expenses.
Indebtedness
For information about our indebtedness, refer to the section entitled “Liquidity” and note 10 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”
New accounting standards
For information about new accounting standards, see note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”
Item 3.    Quantitative and qualitative disclosures about market risk
There have been no significant changes to the disclosures about market risk included in our Annual Report.
Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

For additional information regarding legal proceedings and matters, see note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements,” which information is incorporated into this item by reference.
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
Item 2.    Unregistered sales of equity securities and use of proceeds
None.
Item 3.    Defaults upon senior securities
None.
Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
None.

Item 6.    Exhibits

Location of exhibits
Exhibit no.	Exhibit description	Form	Exhibit no.	Filling date
3.1	Third Amended and Restated Certificate of Incorporation, effective May 13, 2021	8-K	3.1	5/17/2021
10.1
Amendment No. 6 to the Credit Agreement, dated as of November 21, 2017 (as amended by Amendment No. 1 to Credit Agreement, dated as of November 27, 2018, Amendment No. 2 to Credit Agreement, dated as of June 18, 2019, Amendment No. 3 to Credit Agreement, dated as of January 24, 2020, Amendment No. 4 to Credit Agreement, dated as of July 14, 2020 and Amendment No. 5 to Credit Agreement, dated as of November 6, 2020), among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer, the lenders party thereto and Citibank, N.A., as the New Term Lender
		8-K	10.1	6/14/2021
10.2
Amendment No. 7 to the Credit Agreement, dated as of November 21, 2017 (as amended by Amendment No. 1 to Credit Agreement, dated as of November 27, 2018, Amendment No. 2 to Credit Agreement, dated as of June 18, 2019, Amendment No. 3 to Credit Agreement, dated as of January 24, 2020, Amendment No. 4 to Credit Agreement, dated as of July 14, 2020, Amendment No. 5 to Credit Agreement, dated as of November 6, 2020 and Amendment No. 6 to Credit Agreement, dated as of June 10, 2021), among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer, the lenders party thereto and Bank of America, N.A., as the Additional Initial B-4 Dollar Term Lender and as the Additional Incremental B-5 Dollar Term Lender
		8-K	10.1	7/09/2021
10.3	Amended and Restated Employment Letter Agreement, dated April 2, 2019, between Michael Wondrasch and VWR Management Services, LLC	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
101	XBRL exhibits	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
━━━━━━━━━
*        Filled herewith
**        Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avantor, Inc.

Date: July 30, 2021	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)