Form 10-Q
period 2021-09-30
Avantor, Inc.
filed 2021-10-29
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On October 20, 2021, 609,452,726 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended September 30, 2021

i

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,426.1	$286.6
Accounts receivable, net of allowances of $26.3 and $26.2	1,184.7	1,113.3
Inventory	844.0	739.6
Other current assets	109.8	91.4
Total current assets	3,564.6	2,230.9
Property, plant and equipment, net of accumulated depreciation of $429.3 and $388.3	682.7	549.9
Other intangible assets, net (see note 8)	4,205.6	4,048.8
Goodwill	3,506.3	2,860.2
Other assets	240.0	216.7
Total assets	$12,199.2	$9,906.5
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$37.0	$26.4
Accounts payable	698.8	678.9
Employee-related liabilities	176.8	179.3
Accrued interest	27.0	44.5
Other current liabilities	380.5	313.6
Total current liabilities	1,320.1	1,242.7
Debt, net of current portion	5,549.8	4,867.5
Deferred income tax liabilities	821.5	723.9
Other liabilities	403.0	398.1
Total liabilities	8,094.4	7,232.2
Commitments and contingencies (see note 9)
Stockholders’ equity:
MCPS including paid-in capital, 20.7 shares outstanding	1,003.7	1,003.7
Common stock including paid-in capital, 609.4 and 580.1 shares outstanding	2,749.3	1,737.6
Accumulated earnings (deficit)	389.9	(88.7)
Accumulated other comprehensive (loss) income	(38.1)	21.7
Total stockholders’ equity	4,104.8	2,674.3
Total liabilities and stockholders’ equity	$12,199.2	$9,906.5

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales	$1,834.3	$1,605.0	$5,478.5	$4,602.7
Cost of sales	1,218.4	1,098.6	3,623.3	3,103.8
Gross profit	615.9	506.4	1,855.2	1,498.9
Selling, general and administrative expenses	378.7	329.2	1,097.0	996.7
Operating income	237.2	177.2	758.2	502.2
Interest expense	(54.1)	(65.2)	(156.6)	(251.8)
Loss on extinguishment of debt	—	(226.4)	(8.4)	(226.4)
Other income, net	3.4	6.6	19.8	11.6
Income (loss) before income taxes	186.5	(107.8)	613.0	35.6
Income tax (expense) benefit	(29.7)	65.6	(134.4)	29.4
Net income (loss)	156.8	(42.2)	478.6	65.0
Accumulation of yield on preferred stock	(16.1)	(16.1)	(48.4)	(48.4)
Net income (loss) available to common stockholders	$140.7	$(58.3)	$430.2	$16.6

Earnings (loss) per share:
Basic	$0.24	$(0.10)	$0.74	$0.03
Diluted	$0.24	$(0.10)	$0.73	$0.03
Weighted average shares outstanding:
Basic	588.5	577.2	584.1	575.5
Diluted	598.1	577.2	593.0	582.5
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$156.8	$(42.2)	$478.6	$65.0
Other comprehensive (loss) income:
Foreign currency translation — unrealized (loss) gain	(38.2)	55.1	(55.2)	31.0
Derivative instruments:
Unrealized gain (loss)	—	0.3	(2.0)	2.6
Reclassification of loss (gain) into earnings	0.9	(0.7)	3.0	(1.5)
Adjustments to defined benefit plans	0.6	(0.7)	1.0	(0.7)
Other comprehensive (loss) income before income taxes	(36.7)	54.0	(53.2)	31.4
Income tax effect	(2.8)	0.1	(6.6)	(0.2)
Other comprehensive (loss) income	(39.5)	54.1	(59.8)	31.2
Comprehensive income	$117.3	$11.9	$418.8	$96.2
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated earnings (deficit)	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	20.7	$1,003.7	583.7	$1,747.7	$233.1	$1.4	$2,985.9
Comprehensive income (loss)	—	—	—	—	156.8	(39.5)	117.3
Issuance of stock, net of issuance costs	—	—	23.8	967.0	—	—	967.0
Stock-based compensation expense	—	—	—	11.9	—	—	11.9
Accumulation of yield on preferred stock	—	—	—	(16.1)	—	—	(16.1)
Stock option exercises and other common stock transactions	—	—	1.9	38.8	—	—	38.8
Balance at September 30, 2021	20.7	$1,003.7	609.4	$2,749.3	$389.9	$(38.1)	$4,104.8

Balance at June 30, 2020	20.7	$1,003.7	576.3	$1,744.0	$(98.1)	$(108.8)	$2,540.8
Comprehensive (loss) income	—	—	—	—	(42.2)	54.1	11.9
Issuance of stock, net of issuance costs	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	10.6	—	—	10.6
Accumulation of yield on preferred stock	—	—	—	(16.1)	—	—	(16.1)
Stock option exercises and other common stock transactions	—	—	1.7	5.1	—	—	5.1
Balance at September 30, 2020	20.7	$1,003.7	578.0	$1,743.6	$(140.3)	$(54.7)	$2,552.3
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity (continued)

(in millions)	Stockholders’ equity
	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated earnings (deficit)	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	20.7	$1,003.7	580.1	$1,737.6	$(88.7)	$21.7	$2,674.3
Comprehensive income (loss)	—	—	—	—	478.6	(59.8)	418.8
Issuance of stock, net of issuance costs	—	—	23.8	967.0	—	—	967.0
Stock-based compensation expense	—	—	—	34.2	—	—	34.2
Accumulation of yield on preferred stock		—	—	(48.4)	—	—	(48.4)
Stock option exercises and other common stock transactions	—	—	5.5	58.9	—	—	58.9
Balance at September 30, 2021	20.7	$1,003.7	609.4	$2,749.3	$389.9	$(38.1)	$4,104.8

Balance at December 31, 2019	20.7	$1,003.7	572.8	$1,748.1	$(203.7)	$(85.9)	$2,462.2
Impact of new accounting standard	—	—	—	—	(1.6)	—	(1.6)
Comprehensive (loss) income	—	—	—	—	65.0	31.2	96.2
Issuance of stock, net of issuance costs	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	30.1	—	—	30.1
Accumulation of yield on preferred stock	—	—	—	(48.4)	—	—	(48.4)
Stock option exercises and other common stock transactions	—	—	5.2	13.8	—	—	13.8
Balance at September 30, 2020	20.7	$1,003.7	578.0	$1,743.6	$(140.3)	$(54.7)	$2,552.3
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$478.6	$65.0
Reconciling adjustments:
Depreciation and amortization	275.1	293.4
Stock-based compensation expense	37.0	31.4
Provision for accounts receivable and inventory	33.5	54.9
Deferred income tax benefit	(24.0)	(90.7)
Amortization of deferred financing costs	11.7	19.0
Loss on extinguishment of debt	8.4	226.4
Foreign currency remeasurement loss (gain)	5.4	(1.2)
Changes in assets and liabilities:
Accounts receivable	(66.5)	(50.6)
Inventory	(117.8)	(56.9)
Accounts payable	1.9	67.8
Accrued interest	(17.5)	(10.7)
Other assets and liabilities	20.5	75.3
Other, net	6.3	0.7
Net cash provided by operating activities	652.6	623.8
Cash flows from investing activities:
Capital expenditures	(71.1)	(41.4)
Cash paid for acquisitions, net of cash acquired	(1,168.9)	—
Other	1.8	1.1
Net cash used in investing activities	(1,238.2)	(40.3)
Cash flows from financing activities:
Debt borrowings	1,134.6	2,001.6
Debt repayments	(323.1)	(2,171.5)
Payments of debt financing costs	(22.5)	(198.0)
Proceeds from issuance of stock, net of issuance costs	967.0	—
Payments of dividends on preferred stock	(48.4)	(48.4)
Proceeds received from exercise of stock options	76.4	13.8
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(25.8)	—
Net cash provided by (used in) financing activities	1,758.2	(402.5)
Effect of currency rate changes on cash	(10.0)	2.8
Net change in cash and cash equivalents	1,162.6	183.8
Cash, cash equivalents and restricted cash, beginning of period	289.2	189.3
Cash, cash equivalents and restricted cash, end of period	$1,451.8	$373.1

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
Secondary equity offering
On September 15, 2021 we issued 23.81 million shares of our common stock, at a public offering price of $42.00 per share. The proceeds from this offering were $967.0 million, net of $33.0 million of offering costs. The proceeds will be used to partially finance the pending acquisition of Masterflex as discussed below.
Entry into a definitive agreement
On September 7, 2021, we entered into a definitive agreement to acquire the Masterflex bioprocessing business and related assets (collectively "Masterflex") of Antylia Scientific. The all-cash transaction is preliminarily valued at $2,900.0 million, subject to final adjustments at closing. Given anticipated tax benefits from the transaction structure, the net purchase price is approximately $2,700.0 million. We have received all regulatory approvals and expect the transaction to close on or about November 1, 2021. Acquisition-related costs incurred to date are immaterial.
On June 1, 2021 and June 10, 2021, we acquired RIM Bio and Ritter GmbH and its affiliates (“Ritter GmbH”), respectively. Further details are included in note 3.
Correction of immaterial classification error
We identified and corrected an immaterial classification error between certain product sales in our previously reported net sales by product lines financial table disclosed in our segment financial information footnote included in our previously reported unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020. The correction of this error allows for a more accurate presentation of net sales of our product lines and had no impact on our previously reported unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 other than those previously mentioned. The following table presents the impact of this correction for the three and nine months ended September 30, 2020.

(in millions)	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Previously reported	Adjustment	As adjusted	Previously reported	Adjustment	As adjusted
Proprietary materials & consumables	$562.2	$(43.7)	$518.5	$1,654.3	$(173.6)	$1,480.7
Third party materials & consumables	610.0	45.3	655.3	1,764.1	170.5	1,934.6
Services & specialty procurement	215.4	(4.6)	210.8	580.0	3.5	583.5
Equipment & instrumentation	217.4	3.0	220.4	604.3	(0.4)	603.9
Total	$1,605.0	$—	$1,605.0	$4,602.7	$—	$4,602.7
Correction of previously reported consolidated statement of cash flows
We identified and corrected an immaterial classification error in our previously reported unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2020. The correction of this error within the net cash provided by operating activities resulted in an increase in the line-item referred to as Provision for accounts receivable and inventory and a decrease in the line-item referred to as Inventory by $23.4 million, respectively, from the previously reported amounts of $31.5 million to $54.9 million and $(33.5) million to $(56.9) million, respectively. The correction of this error had no effect on our previously reported net cash provided by operating activities for the nine months ended September 30, 2020, or on any other previously reported amounts in our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2020 other than those previously mentioned.

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
3.    Business combinations
Ritter GmbH acquisition
On June 10, 2021, we completed the acquisition of Ritter GmbH for preliminary net cash consideration of $1,079.8 million, and contingent consideration with an initial preliminary fair value of $35.6 million. Ritter GmbH's current business is focused on providing diagnostic system providers and liquid handling OEMs with robotic fluid handling tips, plates, and other consumables. The combination of our companies will expand our proprietary offerings to our biopharma and healthcare customers and enhance our offerings for critical lab automation workflows. The combined businesses also share similar characteristics including a recurring, specification-driven revenue profile and a consumable-driven portfolio of products produced to exacting standards that enhances our unique customer value proposition.
To fund the acquisition, we issued debt under our senior secured term loan facility in an aggregate principal amount of $1,134.6 million.
The preliminary purchase consideration was as follows:

(in millions)	June 10, 2021
Cash paid at closing	$1,084.5
Cash acquired	(4.7)
Preliminary net cash consideration	1,079.8
Preliminary fair value of acquisition contingent consideration	35.6
Preliminary purchase price	$1,115.4

The contingent consideration has a maximum potential payout of $336.0 million over three years. The preliminary fair value of the contingent consideration was determined using a monte carlo simulation as further described in note 16.

The preliminary fair values of the net assets acquired on June 10, 2021 was $1,115.4 million, which included the following:

(in millions)	June 10, 2021
Accounts receivable	$33.3
Inventory	30.5
Property, plant & equipment	141.2
Other intangible assets	430.0
Goodwill	679.1
Other assets and liabilities	0.9
Accounts payable	(21.5)
Accrued expenses	(28.6)
Debt	(20.4)
Deferred income tax liabilities	(129.1)
Total net assets	$1,115.4
The assets acquired and liabilities assumed are recorded at their preliminary estimated fair values as part of our Europe operating segment as of June 10, 2021. The preliminary balances of the acquired assets and liabilities have changed from what we previously reported to reflect additional information relating to their fair values; and the preliminary purchase price allocation remains subject to change as we complete our determination of the final working capital and the fair value of the acquired assets and liabilities assumed, the impact of which could be material.
The following table summarizes the preliminary fair value of intangible assets acquired on June 10, 2021 and their related weighted average amortization period:

(in millions)	Fair value	Weighted average estimated life
Customer relationships	$330.0	18.0 years
Developed technology	100.0	7.0 years
Total	$430.0
The goodwill represents intellectual capital and the acquired assembled workforce, none of which qualify for recognition as a separate intangible asset. Of the goodwill recognized, none is deductible for tax purposes.
Since the acquisition date, Ritter generated revenues of $49.2 million and $59.4 million during the three and nine months ended September 30, 2021, respectively.
The following unaudited pro forma combined financial information for the three and nine months ended September 30, 2021 and 2020 gives effect to the Ritter acquisition as if it had occurred on January 1, 2020. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company.

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$1,834.3	$1,643.2	$5,575.9	$4,687.7
Net income (loss) available to common stockholders	140.7	(60.1)	454.2	(20.3)
Basic earnings (loss) per share	0.24	(0.10)	0.78	0.04
Diluted earnings (loss) per share	0.24	(0.10)	0.77	0.03
The unaudited pro forma combined financial information presented above includes the accounting effects of the Ritter acquisitions, including, to the extent applicable, amortization charges from acquired intangible assets; transaction costs; interest expense; and the related tax effects.
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
Acquisition-related costs of completed acquisitions
For the three and nine months ended September 30, 2021, we incurred $0 and $24.6 million in acquisition-related costs, which consist of non-recurring legal, accounting, investment banking and consulting fees incurred to complete the acquisitions of Ritter GmbH and RIM Bio. All acquisition costs are expensed in the period incurred and excluded from Adjusted EBITDA, as shown in footnote 5. These acquisition costs have been primarily recorded within the Europe and Corporate operating segments and presented in SG&A in the unaudited condensed consolidated statements of operations.

4.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2021:

(in millions, except per share data)	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$140.7	588.5	$0.24	$430.2	584.1	$0.74
Dilutive effect of stock-based awards	—	9.6		—	8.9
Diluted	$140.7	598.1	$0.24	$430.2	593.0	$0.73
For the three and nine months ended September 30, 2021, diluted earnings per share included accumulated yield on preferred stock of $16.1 million and $48.4 million, respectively, and excluded 62.9 million of common stock equivalents under the MCPS because they were anti-dilutive to the calculations.
The following table presents the reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2020:

(in millions, except per share data)	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$(58.3)	577.2	$(0.10)	$16.6	575.5	$0.03
Dilutive effect of stock-based awards	—	—		—	7.0
Diluted	$(58.3)	577.2	$(0.10)	$16.6	582.5	$0.03
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
The following table presents information by reportable segment:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales:
Americas	$1,045.0	$950.5	$3,149.9	$2,707.1
Europe	674.7	562.1	1,991.1	1,627.1
AMEA	114.6	92.4	337.5	268.5
Total	$1,834.3	$1,605.0	$5,478.5	$4,602.7
Adjusted EBITDA:
Americas	$236.3	$203.6	$740.0	$591.0
Europe	135.5	98.4	390.4	278.4
AMEA	29.5	20.9	80.5	56.8
Corporate	(42.1)	(37.3)	(122.0)	(104.5)
Total	$359.2	$285.6	$1,088.9	$821.7
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.

The following table presents the reconciliation of Adjusted EBITDA from net income, the nearest measurement under GAAP:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$156.8	$(42.2)	$478.6	$65.0
Interest expense	54.1	65.2	156.6	251.8
Income tax expense (benefit)	29.7	(65.6)	134.4	(29.4)
Depreciation and amortization	100.0	99.1	275.1	293.4
Loss on extinguishment of debt	—	226.4	8.4	226.4
Net foreign currency (gain) loss from financing activities	(0.8)	(4.1)	1.2	(4.3)
Other stock-based compensation expense	1.6	0.6	2.9	0.6
Acquisition-related expenses[1]	3.2	—	27.8	—
Integration-related expenses[2]	7.9	3.9	8.4	11.5
Purchase accounting adjustments[3]	6.3	—	6.3	—
Restructuring and severance charges[4]	0.4	2.3	2.2	6.7
Receipt of disgorgement penalty[5]	—	—	(13.0)	—
Adjusted EBITDA	$359.2	$285.6	$1,088.9	$821.7
━━━━━━━━━
1.Represents legal, accounting, investment banking and consulting fees incurred related to completed and pending acquisitions. Generally, these expenses are incurred prior to and at the closing of acquisitions.
2.Represents non-recurring direct costs incurred with third-parties to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
3.Represents the amortization of the purchase accounting adjustment we made to reflect Ritter’s acquired inventory at fair value upon acquisition, as shown in note 3 to our unaudited interim financial statements.
4.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
5.As described in note 13 to our unaudited interim financial statements.
The following table presents net sales by product line:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
		(6)		(6)
Proprietary materials & consumables	$651.2	$518.5	$1,847.2	$1,480.7
Third party materials & consumables	712.2	655.3	2,210.0	1,934.6
Services & specialty procurement	226.5	210.8	678.5	583.5
Equipment & instrumentation	244.4	220.4	742.8	603.9
Total	$1,834.3	$1,605.0	$5,478.5	$4,602.7
━━━━━━━━━
6.     As adjusted, see note 1.

6.    Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash flow information:

(in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,426.1	$286.6
Restricted cash classified as other assets	25.7	2.6
Total	$1,451.8	$289.2
At September 30, 2021, amounts included in restricted cash primarily represent funds held in escrow to satisfy a long term retention incentive related to the acquisition of Ritter GmbH.

(in millions)	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Cash paid for income taxes, net	$130.2	$32.0
Cash paid for interest, excluding financing leases	154.3	248.7
Cash paid for interest on finance leases	3.8	3.9
Cash paid under operating leases	32.4	31.7
Cash flows from financing activities:
Cash paid under finance leases	3.5	3.3

(in millions)	Nine months ended September 30,
	2021	2020
Non-cash investing and financing activities:
Preliminary fair value of acquisition contingent consideration	$35.6	$—
Accrued but unpaid dividends on MCPS	8.1	8.1
7.    Inventory
The following table presents the components of inventory:

(in millions)	September 30, 2021	December 31, 2020
Merchandise inventory	$496.7	$463.0
Finished goods	137.4	115.9
Raw materials	162.9	123.2
Work in process	47.0	37.5
Total	$844.0	$739.6

8.    Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	September 30, 2021			December 31, 2020
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$4,960.5	$1,060.9	$3,899.6	$4,701.6	$894.9	$3,806.7
VWR trade name	269.6	189.9	79.7	275.7	184.3	91.4
Other	278.9	144.9	134.0	185.4	127.0	58.4
Total finite-lived	$5,509.0	$1,395.7	4,113.3	$5,162.7	$1,206.2	3,956.5
Indefinite-lived			92.3			92.3
Total			$4,205.6			$4,048.8

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
Other matters
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. This matter is covered by the indemnification arrangement previously described. At September 30, 2021, our accrued obligation under this order is $3.5 million, which is calculated based on expected cash payments discounted at rates ranging from 0.0% in 2021 to 2.1% in 2045. The undiscounted amount of that obligation is $4.2 million.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At September 30, 2021, our balance sheet includes a liability of $3.2 million for remediation and monitoring costs. That liability is estimated primarily on expected remediation payments discounted through 2023 and is not materially different than its undiscounted amount.

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
Litigation
At September 30, 2021, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

10.    Debt
The following table presents information about our debt:

(dollars in millions)	September 30, 2021			December 31, 2020
	Interest terms	Rate	Amount
Receivables facility	LIBOR plus 0.90%	0.98%	$—	$—
Senior secured credit facilities:
Euro term loans	EURIBOR plus 2.25%	2.25%	212.3	344.8
Euro term loans	EURIBOR plus 2.25%	2.25%	375.2	—
Euro term loans	EURIBOR plus 2.75%	2.75%	698.6	—
U.S. dollar term loans	LIBOR plus 2.00%	2.50%	356.4	546.7
U.S. dollar term loans	LIBOR plus 2.25%	2.75%	1,169.1	1,175.0
2.625% secured notes	fixed rate	2.625%	752.5	795.0
3.875% unsecured notes	fixed rate	3.875%	463.0	489.2
4.625 % unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			72.0	71.5
Other			18.3	—
Total debt, gross			5,667.4	4,972.2
Less: unamortized deferred financing costs			(80.6)	(78.3)
Total debt			$5,586.8	$4,893.9
Classification on balance sheets:
Current portion of debt			$37.0	$26.4
Debt, net of current portion			5,549.8	4,867.5
Credit facilities
The following table presents availability under our credit facilities:

(in millions)	September 30, 2021
	Receivables facility	Revolving credit facility	Total
Capacity	$300.0	$515.0	$815.0
Undrawn letters of credit outstanding	(9.2)	(1.6)	(10.8)
Outstanding borrowings	—	—	—
Unused availability	$290.8	$513.4	$804.2

Maximum availability	$300.0	$515.0	$815.0
Capacity under the receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. At September 30, 2021, $497.3 million of accounts receivable were available as collateral under the facility. The receivables facility is with a commercial bank, functions like a line of credit and matures on March 27, 2023. The revolving credit facility under the senior secured credit facilities matures on July 14, 2025.

Debt financing transactions
On September 7, 2021, we obtained a commitment to secure $2,900.0 million to finance the acquisition of Masterflex under our senior secured credit facilities. This commitment was reduced by $967.0 million through our secondary equity offering, as described in footnote 1 to our financial statements and the issuance of $800.0 million aggregate principal amount of 3.875% senior notes, which closed on October 26, 2021. The notes are due on November 1, 2029, with interest payable semi-annually on May 1 and November 1 of each year. In the event that the acquisition is not consummated, the notes will be subject to special mandatory redemption. The special mandatory redemption price is equal to 100% of the issue price plus any accrued and unpaid interest to, but excluding, the applicable date of redemption. We expect to secure additional funding through an amendment to our senior secured credit facilities, which will provide for $900.0 million of incremental U.S. Dollar term loans at Libor plus 2.25%. This amendment will be executed and funded at the time that the Masterflex acquisition closes, subject to customary closing conditions.
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
On June 10, 2021, in connection with the acquisition of Ritter GmbH, we issued $396.5 million and $738.1 million of term loans that mature on June 9, 2026 and June 9, 2028, respectively. The debt bears interest at variable rates, and the interest rates for each respective instrument at September 30, 2021 are presented in the table above. We capitalized issuance costs of $20.1 million and $2.4 million related to these term loans in the second quarter and third quarter respectively.
On March 31, 2021, we made prepayments of $124.5 million on our U.S. dollar term loans and $77.6 million on our Euro term loans. In connection with these prepayments, we expensed $5.2 million of previously unamortized deferred financing costs as a loss on extinguishment of debt.
Debt covenants
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at September 30, 2021.

11.    Accumulated other comprehensive income or loss
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at June 30, 2021	$31.1	$(1.0)	$(28.7)	$1.4
Unrealized (loss) gain	(38.2)	—	0.6	(37.6)
Reclassification of loss into earnings	—	0.9	—	0.9
Income tax effect	(2.6)	(0.2)	—	(2.8)
Balance at September 30, 2021	$(9.7)	$(0.3)	$(28.1)	$(38.1)

Balance at June 30, 2020	$(86.4)	$0.6	$(23.0)	$(108.8)
Unrealized gain (loss)	55.1	0.3	(0.6)	54.8
Reclassification of gain into earnings	—	(0.7)	(0.1)	(0.8)
Income tax effect	—	0.1	—	0.1
Balance at September 30, 2020	$(31.3)	$0.3	$(23.7)	$(54.7)

Balance at December 31, 2020	$51.8	$(1.0)	$(29.1)	$21.7
Unrealized (loss) gain	(55.2)	(2.0)	1.0	(56.2)
Reclassification of loss into earnings	—	3.0	—	3.0
Income tax effect	(6.3)	(0.3)	—	(6.6)
Balance at September 30, 2021	$(9.7)	$(0.3)	$(28.1)	$(38.1)

Balance at December 31, 2019	$(62.3)	$(0.5)	$(23.1)	$(85.9)
Unrealized gain (loss)	31.0	2.6	(0.4)	33.2
Reclassification of gain into earnings	—	(1.5)	(0.3)	(1.8)
Income tax effect	—	(0.3)	0.1	(0.2)
Balance at September 30, 2020	$(31.3)	$0.3	$(23.7)	$(54.7)
The reclassifications and income tax effects shown above were immaterial to the financial statements. The reclassifications were made to either cost of sales or SG&A expenses depending upon the nature of the underlying transaction. The income tax effects in the three and nine months ended September 30, 2021 on foreign currency translation were due to our net investment hedge discussed in note 15.

12.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Three months ended September 30,		Nine months ended September 30,
		2021	2020	2021	2020
Stock options	Equity	$4.8	$4.2	$14.0	$12.6
RSUs	Equity	6.5	6.0	18.7	16.4
Optionholder awards	Liability	—	0.2	—	0.6
Other	Both	2.2	1.0	4.3	1.8
Total		$13.5	$11.4	$37.0	$31.4
Balance sheet classification:
Equity		$11.9	$10.6	$34.2	$30.1
Liability		1.6	0.8	2.8	1.3
At September 30, 2021, unvested awards under our plans have remaining stock-based compensation expense of $87.5 million to be recognized over a weighted average period of 1.7 years.
At September 30, 2021, 10.8 million shares were available for future issuance under the 2019 Plan.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2020	20.0	$18.80
Granted	1.5	27.71
Exercised	(4.2)	17.79
Forfeited	(0.6)	19.08
Balance at September 30, 2021	16.7	19.82	$404.1	7.2 years
Expected to vest	7.7	20.29	183.3	8.2 years
Vested	9.0	19.41	220.8	6.4 years
During the nine months ended September 30, 2021, we granted stock options that have a contractual life of ten years and will vest annually over four years, subject to the recipient continuously providing service to us through each such date.

RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2020	4.9	$15.31
Granted	1.1	29.30
Vested	(1.1)	14.86
Forfeited	(0.5)	18.09
Balance at September 30, 2021	4.4	19.30
During the nine months ended September 30, 2021, we granted RSUs that will vest annually over four years, subject to the recipient continuously providing service to us through each such date. Additionally, we granted certain employees RSUs that cliff vest over three years and contain performance and market conditions that impact the number of shares that will ultimately vest, subject to the recipient continuously providing service to us through each such date. The expense recorded related to the RSUs with performance and market conditions was not material.
13.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net foreign currency gain (loss) from financing activities	$0.8	$4.1	$(1.2)	$4.3
Income related to defined benefit plans	2.6	2.4	7.6	7.0
Other[1]	—	0.1	13.4	0.3
Other income, net	$3.4	$6.6	$19.8	$11.6
━━━━━━━━━
1.We recognized $13.0 million of other income during the nine months ended September 30, 2021 related to the disgorgement of disallowed trading profits from Goldman Sachs, which was a related party until December 31, 2020.

14.    Income taxes
The following table presents the relationship between income tax expense and income before income taxes:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$186.5	$(107.8)	$613.0	$35.6
Income tax (expense) benefit	(29.7)	65.6	(134.4)	29.4
Effective income tax rate	15.9%	(60.9)%	21.9%	(82.6)%
Income tax expense in the quarter is based upon the estimated income for the full year. The composition of the income in different countries and adjustments, if any, in the applicable quarterly periods influences our expense.
The relationship between pre-tax income and income tax expense is greatly impacted by losses for which we cannot claim a tax benefit, non-deductible expenses, and other items that increase tax expense without a relationship to income, such as withholding taxes and changes with respect to uncertain tax positions. The change in the effective tax rate for the three and nine months ended September 30, 2021 when compared to the three and nine months ended September 30, 2020, is primarily related to a reduced benefit from uncertain tax positions in the current year. Our current year tax rate also benefited from large deductions resulting from stock options exercises.
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
Net investment hedge effectiveness is assessed based upon the change in the spot rate of the foreign currency denominated debt. The critical terms of the foreign currency notes match the portion of the net investments designated as being hedged. At September 30, 2021, the net investment hedge was equal to the designated portion of the European operations and were considered to be perfectly effective.
Non-derivative financial instruments which are designated as hedging instruments:
The accumulated loss related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of AOCI was $11.4 million and $37.6 million as of September 30, 2021 and December 31, 2020, respectively.
The amount of gain related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income for the three and nine months ended September 30, 2021 is presented below:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net investment hedges	$11.0	$17.7	$26.2	$17.7

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

The following table presents the carrying values, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	September 30, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
Receivables facility	$—	$—	$—	$—
Senior secured credit facilities:
Euro term loans	212.3	212.3	344.8	346.5
Euro term loans	375.2	375.5	—	—
Euro term loans	698.6	698.6	—	—
U.S. dollar term loans	356.4	351.9	546.7	548.1
U.S. dollar term loans	1,169.1	1,161.1	1,175.0	1,178.7
2.625% secured notes	752.5	770.4	795.0	815.7
3.875% unsecured notes	463.0	484.7	489.2	515.0
4.625 % unsecured notes	1,550.0	1,635.5	1,550.0	1,648.7
Finance lease liabilities	72.0	72.0	71.5	71.5
Other	18.3	18.2	—	—
Total	$5,667.4	$5,780.2	$4,972.2	$5,124.2
The fair values of debt instruments are based on standard pricing models that take into account the present value of future cash flows, and in some cases private trading data, which are level 2 measurements.
The following table presents changes to contingent consideration liabilities:

(in millions)	Nine months ended September 30,
	2021	2020
Beginning balance	$—	$—
Acquisitions	35.6	—
Changes to estimated fair value	—	—
Cash payments	—	—
Currency translation	(1.8)	—
Ending balance	$33.8	$—
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
During the three months ended September 30, 2021, we recorded net sales of $1,834.3 million, net income of $156.8 million and Adjusted EBITDA of $359.2 million. Net sales increased by 14.3%, which included 10.2% organic growth compared to the same period in 2020. See “Reconciliations of non-GAAP measures” for a reconciliation of net income to Adjusted EBITDA and “Results of operations” for a reconciliation of net sales growth to organic net sales growth.
Factors and current trends affecting our business and results of operations
The following updates the factors and current trends disclosed in the Annual Report. These updates could affect our performance and financial condition in future periods.
Our results are impacted by acquisitions
We completed the acquisitions of Ritter GmbH and Rim Bio in the second quarter of 2021, the results of which are included in the “Results of operations” section below. Additionally, we entered into a definitive agreement to acquire Masterflex on September 7, 2021, which we expect to close on or about November 1, 2021. Details of these transactions can be found in footnote 1 to our financial statements.
Our results continue to be impacted by the ongoing global coronavirus outbreak
The results for each of our three regions continue to be impacted by the COVID-19 pandemic for the three and nine months ended September 30, 2021, as described further in the “Results of operations” section below. COVID-19 has also affected the ability of certain suppliers and vendors to provide products and services to certain of our businesses. While we have not experienced significant or widespread disruption to our supply chain, we have seen increased supply constraints that could have a material impact on our operations.
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
•Organic net sales growth, which is a non-GAAP measure discussed in the section entitled “Results of operations.” Organic net sales growth eliminates from our reported net sales the impacts of earnings from any acquired or disposed businesses and changes in foreign currency exchange rates. The acquisitions of Ritter GmbH and RIM Bio did not materially impact the results of our operations for the three and nine months ended September 30, 2021. We believe that this measurement is useful to investors as a way to measure and evaluate our underlying commercial operating performance consistently across our segments and the periods presented. This measurement is used by our management for the same reason. Reconciliations to the change in reported net sales, the most directly comparable GAAP financial measure, are included in the section entitled “Results of operations;”
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
Executive summary

(dollars in millions)	Three months ended September 30,		Change
	2021	2020
Net sales	$1,834.3	$1,605.0	$229.3
Gross margin	33.6%	31.6%	200 bps
Operating income	$237.2	$177.2	$60.0
Net income	156.8	(42.2)	199.0
Adjusted EBITDA	359.2	285.6	73.6
Adjusted EBITDA margin	19.6%	17.8%	180 bps

Third quarter revenue growth reflects strong growth in the biopharma end market, along with modest growth in the healthcare and advanced technologies & applied materials end markets. We continue to generate high single-digit demand in our core business, augmented by our COVID-19 related sales of PPE and solutions to support diagnostic testing and vaccine production. Double-digit growth of our proprietary materials and consumables product group, commercial excellence and productivity contributed to gross margin and Adjusted EBITDA margin expansion.
Net sales
Three months ended

(in millions)	Three months ended September 30,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	M&A Impact	Organic net sales growth
	2021	2020
Americas	$1,045.0	$950.5	$94.5	$3.8	$4.2	$86.5
Europe	674.7	562.1	112.6	9.1	41.9	61.6
AMEA	114.6	92.4	22.2	2.4	4.7	15.1
Total	$1,834.3	$1,605.0	$229.3	$15.3	$50.8	$163.2
Net sales increased $229.3 million or 14.3%, which included $15.3 million or 0.9% of favorable foreign currency impact and $50.8M or 3.2% of M&A impact. Organic growth in net sales was $163.2 million or 10.2% and was primarily due to strong growth in our core business and a modest contribution from COVID-19 related sales.

In the Americas, net sales increased $94.5 million or 10.0%, which included $3.8 million or 0.4% of favorable foreign currency impact and $4.2 million or 0.5% of M&A impact. Organic growth in net sales was $86.5 million or 9.1%. Additional information by end market is as follows:
•Biopharma — Sales grew double-digits driven by continued strong demand in biopharma production as well as sequential improvement of demand in research and development.

•Healthcare — Sales declined low single-digits primarily driven by a reduction of COVID-19 related diagnostic testing revenue. This was partially offset by double-digit growth of our biomaterials platform as demand for elective surgical procedures continues to strengthen.
•Education and government — Sales declined low single-digits primarily due to a reduction of Government purchases of COVID-19 related consumables. This was partially offset from a continued recovery in education demand from academic labs that had been closed due to COVID-19.
•Advanced technologies & applied materials — Sales increased low single-digits driven by sales of proprietary materials and consumables into production platforms such as semiconductors and aerospace and defense and continued improvement in industrial demand.
In Europe, net sales increased $112.6 million or 20.0%, which included $9.1 million or 1.6% of favorable foreign currency impact and $41.9 million or 7.5% of M&A impact. Organic growth in net sales was $61.6 million or 10.9%. Additional information by end market is as follows:
•Biopharma — Sales grew double-digits driven by continued strong demand in biopharma production for process ingredients, excipients and single-use solutions.
•Healthcare — Sales grew double-digits due primarily to increased demand for our proprietary silicone offerings driven by recovery in elective surgical procedures and sales of COVID-19 testing content.
•Education & government — Sales declined low single-digits primarily due to a reduction of government purchases of COVID-19 related consumables.
•Advanced technologies & applied materials — Sales grew double-digits driven by sales of our laboratory materials, consumables and equipment and instrumentation offering.
In AMEA, net sales increased $22.2 million or 24.1%, which included $2.4 million or 2.6% of favorable foreign currency impact and $4.7 million or 5.1% of M&A impact. Organic growth in net sales was $15.1 million or 16.4%. Additional information by end market is as follows:
•Biopharma — Sales grew high-single digits driven by strong demand for our proprietary offering of process ingredients, chromatography resins, excipients, and single use solutions.

•Advanced technologies & applied materials — Sales grew double-digits primarily driven by strong demand for our proprietary offerings into the semiconductor industry.

Nine months ended

(in millions)	Nine months ended September 30,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	M&A Impact	Organic net sales growth
	2021	2020
Americas	$3,149.9	$2,707.1	$442.8	$18.6	$4.2	$420.0
Europe	1,991.1	1,627.1	364.0	119.1	41.9	203.0
AMEA	337.5	268.5	69.0	12.3	4.7	52.0
Total	$5,478.5	$4,602.7	$875.8	$150.0	$50.8	$675.0
Net sales increased $875.8 million or 19.0%, which included $150.0 million or 3.3% of favorable foreign currency impact and $50.8 million or 1.1% of M&A impact. Organic growth in net sales was $675.0 million or 14.6% and was due to growth in both our core business as well as COVID-19 related sales.

In the Americas, net sales increased $442.8 million or 16.4%, which included $18.6 million or 0.7% of favorable foreign currency impact and $4.2 million or 0.2% of M&A impact. Organic growth in net sales was $420.0 million or 15.5% for reasons similar to the three month period. Additionally, year-to-date revenue benefited from tailwinds associated with COVID-19 related diagnostic testing revenue in the first six months of 2021.
In Europe, net sales increased $364.0 million or 22.4%, which included $119.1 million or 7.3% of favorable foreign currency impact and $41.9 million or 2.6% of M&A impact. Organic growth in net sales was $203.0 million or 12.5% for reasons similar to the three month period.
In AMEA, net sales increased $69.0 million or 25.7%, which included $12.3 million or 4.6% of favorable foreign currency impact and $4.7 million or 1.7% of M&A impact. Organic growth in net sales was $52.0 million or 19.4% for reasons similar to the three month period.
Gross margin

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2021	2020		2021	2020
Gross margin	33.6%	31.6%	200 bps	33.9%	32.6%	130 bps
Three and nine months ended
Gross margin for the three and nine months ended September 30, 2021 increased 200 basis points and 130 basis points, respectively, resulting primarily from commercial excellence, productivity and favorable product mix due to strong sales of our proprietary product offerings.

Operating income

(in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2021	2020		2021	2020
Gross profit	$615.9	$506.4	$109.5	$1,855.2	$1,498.9	$356.3
Operating expenses	378.7	329.2	49.5	1,097.0	996.7	100.3
Operating income	$237.2	$177.2	$60.0	$758.2	$502.2	$256.0
Three and nine months ended
Gross profit for the three and nine months ended September 30, 2021 increased $109.5 million and $356.3 million, respectively, due to the reasons described above. The increase in operating expenses primarily relates to acquisition-related expenses, increased incentive compensation expense due to our strong performance in the first nine months of 2021 and unfavorable foreign exchange impacts.
Net income or loss

(in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2021	2020		2021	2020
Operating income	$237.2	$177.2	$60.0	$758.2	$502.2	$256.0
Interest expense	(54.1)	(65.2)	11.1	(156.6)	(251.8)	95.2
Loss on extinguishment of debt	—	(226.4)	226.4	(8.4)	(226.4)	218.0
Other income, net	3.4	6.6	(3.2)	19.8	11.6	8.2
Income tax (expense) benefit	(29.7)	65.6	(95.3)	(134.4)	29.4	(163.8)
Net income (loss)	$156.8	$(42.2)	$199.0	$478.6	$65.0	$413.6
Three and nine months ended
Net income for the three and nine months ended September 30, 2021 increased by $199.0 million and $413.6 million, respectively, primarily driven by the operating income growth detailed above, lower interest expense from the repricings and refinancings of our debt for more favorable interest rates in 2020 and lower net debt driven by our strong free cash flows. These refinancings also resulted in a loss on extinguishment of debt in 2020. The growth in operating income and reduction in interest expense was partially offset by higher income tax expense as a result of our higher pretax income and the absence of an income tax benefit related to the release of valuation allowances in the third quarter of 2020.

Adjusted EBITDA and Adjusted EBITDA margin
For a reconciliation of Adjusted EBITDA to Net income or loss, the most directly comparable measure under GAAP, see “Reconciliations of non-GAAP financial measures.”

(in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2021	2020		2021	2020
Adjusted EBITDA:
Americas	$236.3	$203.6	$32.7	$740.0	$591.0	$149.0
Europe	135.5	98.4	37.1	390.4	278.4	112.0
AMEA	29.5	20.9	8.6	80.5	56.8	23.7
Corporate	(42.1)	(37.3)	(4.8)	(122.0)	(104.5)	(17.5)
Total	$359.2	$285.6	$73.6	$1,088.9	$821.7	$267.2

Adjusted EBITDA margin	19.6%	17.8%	1.8%	19.9%	17.9%	2.0%
Three months ended
Adjusted EBITDA increased $73.6 million or 25.8%, which included a favorable foreign currency translation impact of $2.7 million or 0.9% and $15.5 million or 5.4% M&A impact.
In the Americas, Adjusted EBITDA grew $32.7 million or 16.1%, or 14.9% when adjusted for favorable foreign currency translation impact and M&A. Gross margin expansion from commercial excellence, favorable volume, strong mix from proprietary products and reduced inventory charges was partially offset by increased incentive compensation expense and inflationary pressures.
In Europe, Adjusted EBITDA grew $37.1 million or 37.8%, or 24.3% when adjusted for favorable foreign currency translation impact and M&A, due to gross margin expansion from favorable volume and commercial excellence and strong mix from proprietary products partially offset by increased incentive compensation expense, inflationary pressures and operational foreign exchange impacts.
In AMEA, Adjusted EBITDA grew $8.6 million or 41.1%, or 28.7% when adjusted for favorable foreign currency translation impact and M&A. In addition to the favorable sales volume we experienced a strong mix of proprietary products. This was partially offset by increased incentive compensation expense, inflationary pressures and operational foreign exchange impacts.
In Corporate, Adjusted EBITDA declined $4.8 million or 12.8% reflecting higher incentive compensation expense, inflationary pressures and increased stock-based compensation expense.
Nine months ended
Adjusted EBITDA increased $267.2 million or 32.5%, which included a favorable foreign currency translation impact of $26.9 million or 3.2% and $15.5M or 1.9% M&A impact.
In the Americas, Adjusted EBITDA grew $149.0 million or 25.2%, or 24.3% when adjusted for favorable foreign currency translation impact and M&A for reasons similar to the three month period.

In Europe, Adjusted EBITDA grew $112.0 million or 40.3%, or 28.7% when adjusted for favorable foreign currency translation impact and M&A for reasons similar to the three month period.
In AMEA, Adjusted EBITDA grew $23.7 million or 41.7%, or 32.7% when adjusted for favorable foreign currency translation and M&A for reasons similar to the three month period.
In Corporate, Adjusted EBITDA declined $17.5 million or 16.7% for reasons similar to the three month period.
Reconciliations of non-GAAP financial measures
The following table presents the reconciliation of net income or loss to Adjusted EBITDA:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$156.8	$(42.2)	$478.6	$65.0
Interest expense	54.1	65.2	156.6	251.8
Income tax expense (benefit)	29.7	(65.6)	134.4	(29.4)
Depreciation and amortization	100.0	99.1	275.1	293.4
Loss on extinguishment of debt	—	226.4	8.4	226.4
Net foreign currency (gain) loss from financing activities	(0.8)	(4.1)	1.2	(4.3)
Other stock-based compensation expense	1.6	0.6	2.9	0.6
Acquisition-related expenses[1]	3.2	—	27.8	—
Integration-related expenses[2]	7.9	3.9	8.4	11.5
Purchase accounting adjustments[3]	6.3	—	6.3	—
Restructuring and severance charges[4]	0.4	2.3	2.2	6.7
Receipt of disgorgement penalty[5]	—	—	(13.0)	—
Adjusted EBITDA	$359.2	$285.6	$1,088.9	$821.7
━━━━━━━━━
1.Represents legal, accounting, investment banking and consulting fees incurred related to completed and pending acquisitions. Generally, these expenses are incurred prior to and at the closing of acquisitions.
2.Represents non-recurring direct costs incurred with third-parties to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
3.Represents the amortization of the purchase accounting adjustment we made to reflect Ritter’s acquired inventory at fair value upon acquisition, as shown in note 3 to our unaudited interim financial statements.
4.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
5.As described in note 13 to our unaudited interim financial statements.
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows. Most of our long-term financing is from indebtedness. For the three and nine month periods ended September 30, 2021, we generated $261.9 million and $652.6 million of cash from operating activities, respectively, ended the quarter with $1,426.1 million of cash and cash equivalents and our availability under credit facilities was $804.2 million. Required debt repayments due in the next twelve months other than required term loan payments are $30.1 million. Included in our cash and cash equivalents balance at September 30, 2021 is $967.0 million of net proceeds that we raised through a secondary offering of our common stock on September 15, 2021, which will be used to partially finance the acquisition of Masterflex.
Liquidity
The following table presents our primary sources of liquidity:

(in millions)	September 30, 2021
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$300.0	$515.0	$815.0
Undrawn letters of credit outstanding	(9.2)	(1.6)	(10.8)
Outstanding borrowings	—	—	—
Unused availability	$290.8	$513.4	$804.2
Cash and cash equivalents			1,426.1
Total liquidity			$2,230.3
Some of our credit line availability depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs.
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at September 30, 2021.
At September 30, 2021, $236.6 million or 16.6% of our $1,426.1 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Nine months ended September 30,		Change
	2021	2020
Operating activities:
Net income	$478.6	$65.0	413.6
Non-cash items	347.1	533.2	(186.1)
Working capital changes[1,2]	(175.1)	(31.1)	(144.0)
All other[1]	2.0	56.7	(54.7)
Total	$652.6	$623.8	$28.8
Investing activities	$(1,238.2)	$(40.3)	$(1,197.9)
Cash paid for acquisitions, net of cash acquired	(1,168.9)	—	(1,168.9)
Capital expenditures	(71.1)	(41.4)	(29.7)
Financing activities	1,758.2	(402.5)	2,160.7
━━━━━━━━━
1.The amounts previously reported as “working capital changes” and “all other” for the nine months ended September 30, 2020 have been revised in the above table to give effect to the correction of an immaterial classification error disclosed in note 1 to our unaudited interim financial statements.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $28.8 million more cash in 2021 primarily due to significantly higher net income offset by increased working capital requirements and larger payouts under our incentive compensation plan due to the strong performance of our business.
Investing activities used $1,197.9 million more cash in 2021, reflecting cash paid to acquire Ritter GmbH and RIM Bio, as well as increased capital spending.
Financing activities provided $2,160.7 million more cash in 2021 primarily due to our secondary equity offering, the issuance of new tranches of Euro term loans to finance the acquisition of Ritter GmbH, and higher proceeds from employees exercising stock options.
Free cash flow

(in millions)	Nine months ended September 30,		Change
	2021	2020
Net cash provided by operating activities	$652.6	$623.8	$28.8
Acquisition-related expenses paid	24.6	—	24.6
Capital expenditures	(71.1)	(41.4)	(29.7)
Free cash flow	$606.1	$582.4	$23.7
Free cash flow was $23.7 million higher in 2021 due to the changes in cash flows from operating activities noted above, which included the payment of $24.6 million of non-recurring costs related to the acquisitions of Ritter and RIM Bio, offset by an increase in capital spending. Refer to “Reconciliations of non-GAAP financial measures” for disclosure regarding acquisition-related expenses.
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
Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 2.    Unregistered sales of equity securities and use of proceeds
None.
Item 3.    Defaults upon senior securities
None.
Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
None.

Item 6.    Exhibits

Location of exhibits
Exhibit no.	Exhibit description	Form	Exhibit no.	Filling date
10.1	Indenture, dated as of October 26, 2021, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.1	10/26/2021
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
101	XBRL exhibits	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
━━━━━━━━━
*        Filled herewith
**        Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avantor, Inc.

Date: October 29, 2021	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)