Form 10-K
period 2021-12-31
Avantor, Inc.
filed 2022-02-11
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-K
━━━━━━━━━
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of common stock held by our non-affiliates at June 30, 2021 was $20,730,129,607.
On January 28, 2022, 609,968,096 shares of common stock, $0.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for our 2022 annual meeting of stockholders will be filed with the SEC on or before 120 days after our 2021 fiscal year-end and are incorporated by reference into Part III of this report.

Avantor, Inc. and subsidiaries
Form 10-K for the fiscal year ended December 31, 2021

i

Glossary

Description
we, us, our	Avantor, Inc. and its subsidiaries
2019 Plan	the Avantor, Inc. 2019 Equity Incentive Plan, a stock-based compensation plan
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
BIS	the Bureau of Industry and Security
CERCLA	the Comprehensive Environmental Response Compensation and Liability Act
cGMP	Current Good Manufacturing Practice
COVID-19	Coronavirus disease of 2019
double-digit	greater than 10%
DDTC	Directorate of Defense Trade controls
DEA	Drug Enforcement Administration
DHHS	Department of Health and Human Service
EMA	European Medicines Agency
EPA	the U.S. Environmental Protection Agency
ERP	enterprise resource planning system
EU	European Union
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
FCPA	the United States Foreign Corrupt Practices Act
FDA	United States Food and Drug Administration
GAAP	United States generally accepted accounting principles
GDPR	the General Data Protection Regulation
Goldman Sachs	an investment banking firm and its affiliates
high single-digit	7 - 9%
ICH Q7	the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use - Good Manufacturing Practice Guidance for Active Pharmaceutical Ingredients
IPO	initial public offering

Description
ISO	International Organization for Standardization or international equivalents
ITAR	the International Traffic In Arms Regulations
JCPS	Junior Convertible Preferred Stock
LIBOR	the basic rate of interest used in lending between banks on the London interbank market
Long Term	period other than Short Term
low single-digit	1 - 3%
M&A	Mergers and Acquisitions
MCPS	6.250% Series A Mandatory Convertible Preferred Stock
mid single-digit	4 - 6%
NAV	Net Asset Value
New Mountain Capital	a private equity investor and its affiliates
NuSil	NuSil Acquisition Corp, NuSil Investments LLC and subsidiaries, a business organization with which we merged in 2016
NuSil Investors	NuSil LLC and NuSil 2.0 LLC, former owners of NuSil that are controlled by its former management
NYSE	the New York Stock Exchange
OEM	original engineering manufacturers
OFAC	the U.S. Department of The Treasury’s Office of Foreign Assets Control
OSHA	the U.S. Occupational Safety & Health Administration
PPE	personal protective equipment
PSP Investments	a pension investment manager and its affiliates
RSU	restricted stock unit
SAR	stand alone appreciation right
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
Short Term	period less than a year from the reporting date
specialty procurement	product sales related to customer procurement services
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

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
•the availability of raw materials;
•our ability to source certain of our products from certain suppliers;
•our ability to contain costs in an inflationary environment;
•our ability to avoid negative outcomes related to the use of chemicals;
•our ability to maintain highly skilled employees;
•our ability to maintain a competitive workforce;
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
v

PART I
Item 1.    Business
Everything we do is tied to our mission of setting science in motion to create a better world. As a global life sciences leader, we keep life-changing science moving forward.
We are a leading global provider of mission-critical products and services to customers in the biopharma, healthcare, education & government, and advanced technologies & applied materials industries. Our business model is grounded in supporting our customers from breakthrough discovery to agile delivery and Avantor is embedded in virtually every stage of the most important research, scale-up and manufacturing activities in the industries we serve.
We serve as a one-stop shop, providing scientists all they need to conduct their research: materials & consumables, equipment & instrumentation and services & specialty procurement. Our customer-centric innovation model enables us to provide solutions for some of the most demanding applications, and we leverage our comprehensive offering and access to early-stage research to seek content and solutions that ultimately become specified into our customers’ approved production platforms. Our broad portfolio of products and services, fully integrated business model and world class supply chain enable us to support our customers’ journey every step of the way.
We have a number of distinctive capabilities that set Avantor apart from other companies in our space. For example, our global footprint offers extraordinary customer access, enabling us to serve more than 225,000 customer locations in more than 180 countries around the world.
Our 117-year legacy began in 1904 with the founding of the J.T. Baker Chemical Company. In 2010, we were acquired by New Mountain Capital from Covidien plc. Since then, we have expanded through a series of large acquisitions across the globe. In 2016, we merged with NuSil, a leading supplier of high-purity silicone products for the medical device and aerospace industries that was founded in 1985. In 2017, we acquired VWR, a global manufacturer and distributor of laboratory and production products and services founded in 1852 that now serves as our e-commerce platform for our customers. In June 2021, we acquired RIM Bio, a leading China-based manufacturer of single-use bioprocess bags and assemblies for biopharmaceutical manufacturing applications. That same month, we also acquired Ritter GmbH and its affiliates, a fast growing manufacturer of high-quality robotic and liquid handling consumables used in a variety of molecular screening and diagnostic applications. In November 2021, we acquired the Masterflex bioprocessing business of Antylia Scientific. Masterflex is a leading global manufacturer of peristaltic pumps and aseptic single-use fluid transfer technologies.
Avantor, Inc. was incorporated in Delaware in May 2017 in anticipation of the VWR acquisition. We completed our initial public offering through Avantor, Inc. and listed its shares on the New York Stock Exchange in May 2019.

Business segments
We report financial results in three geographic segments based on customer location: the Americas, Europe and AMEA. The following chart presents the approximate mix of net sales for each of those segments during 2021:
Within each of our geographic segments, we sell materials & consumables, equipment & instrumentation and services & specialty procurement to customers in the biopharma, healthcare, education & government and advanced technologies & applied materials industries. We work with customers across these sophisticated, science-driven industries that require innovation and adherence to the most demanding technical and regulatory requirements. The following charts present the approximate mix of net sales for each of these groups during 2021:

Products and services
Our portfolio includes a comprehensive range of products and services that allows us to create customized and integrated solutions for our customers. These products and services enable our customers to achieve precise analytical results in their research, diagnostic, and quality assurance and quality control activities. Approximately 85% of our net sales were from product and service offerings that we consider to be recurring in nature. Our products and services are as follows:
•Materials & consumables include ultra-high purity chemicals and reagents, lab products and supplies, highly specialized formulated silicone materials, customized excipients, customized single-use assemblies, process chromatography resins and columns, analytical sample prep kits and education and microbiology and clinical trial kits, peristaltic pumps and fluid handling tips. Some of these are proprietary products that we make while others are produced by third parties;
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
In aggregate, we provide approximately six million products and services, including high value specialty products developed to exacting purity and performance specifications. Our proprietary brands have been specified and trusted for decades. Our e-commerce platform makes it easy for customers to do business with us and enables digital marketing efforts that position us to capture new demand. All of our capabilities are underpinned by our Avantor Business System which drives execution and continuous improvement. We manufacture products that meet or exceed the demanding requirements of our customers across a number of highly-regulated industries. Our high-purity and ultra-high purity products, such as our J.T.Baker brand chemicals, are trusted by life sciences and electronic materials customers around the world and can be manufactured at purity levels as stringent as one part-per-trillion. Similarly, our NuSil brand of high-purity, customized silicones has been trusted for more than thirty years by leading medical device manufacturers and aerospace companies.
Each day, our onsite service associates work side-by-side with our customers to support their workflows. Our traditional service offerings focus on the needs of laboratory scientists and include procurement, logistics, chemical and equipment tracking and glassware autoclaving. In addition, we offer more complex and value-added scientific research support services such as DNA extraction, bioreactor servicing, clinical and biorepository services and compound management. We deliver these services in part through over 1,600 associates who are co-located with customers, working side-by-side with their scientists every day.
Customers
We benefit from longstanding customer relationships, and approximately 38% of our 2021 net sales came from customers that have had relationships with us for 15 years or more. We also have a diverse customer base with no single end customer comprising more than 4% of net sales.

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
Sales channels
We reach our customers throughout the Americas, Europe and AMEA via a well-trained global sales force, comprehensive websites and targeted catalogs. Our sales force is comprised of approximately 3,700 sales and sales support professionals, including over 180 sales specialists selected for their in-depth industry and product knowledge. Our sales professionals include native speakers for each of the countries in which we operate, allowing us to have high impact interactions with our customers across the globe.
Our e-commerce platform plays a vital role in how we conduct business with our customers. In 2021, approximately 73% of our transactions came from our digital channels. Our websites utilize search analytics and feature personalized search tools, customer specific web solutions and enhanced data that optimize our customers’ online purchasing experience and better integrate our customers’ processes with our own. Our websites are designed to integrate acquisitions, drive geographical expansion and serve segmented market needs with ease.
Infrastructure
We have more than 200 facilities strategically located throughout the globe that include manufacturing, distribution, service, research & technology and sales centers.
We operate over 30 global manufacturing facilities, including 16 facilities that are cGMP compliant and 13 facilities that have been registered with the FDA or comparable foreign regulatory authorities. Our facilities are strategically located in North America, Europe and the AMEA region to facilitate supply chain efficiency and proximity to customers. Our manufacturing capabilities include: (i) an ability to quickly change specifications depending on customer needs; (ii) our flexible unit operations, which allow for production scalability, from laboratory pre-clinical development to large-volume commercialization; (iii) proprietary purification technologies designed to ensure lot-to-lot consistency through ultra-low impurity levels; (iv) rigorous analytical quality control testing; and (v) robust regulatory and quality control procedures. Our global network of distribution centers gives our customers security of supply and real-time flexibility, as we can reach the majority of them within 24 hours. We also have 12 innovation centers that enable extensive collaboration and customization, critical elements for serving highly regulated, specification-driven applications.
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
Competition is driven not only by the product quality and purity across industries we serve, but also by the adaptability of the supplier as a developmental and commercial partner. We rely on our scale, expertise, deep customer access, depth of product and value-added service offerings, marketing strategies and sales force, acquisition strategy, financial profile and management team to deliver superior solutions to our customers and provide extensive market channel access to our suppliers.
Sustainability

Our responsibility to improve the world through science is not one that we take lightly. We are committed to measurable sustainability actions that will create a positive impact on the environment and society. Our Science for Goodness sustainability platform enhances our framework for creating long-term value by embedding sound environmental, social and governance practices into our business strategy. The platform also enables us to continually measure and report progress against four key commitment pillars. We have aligned our pillars with several of the United Nations Sustainable Development Goals where we believe we can have a positive impact for our business and stakeholders.
By providing sustainable products and services as well as transparent information and reporting, we also strive to support our customers in achieving their sustainability goals. Our sustainability is reflected in our people, the products we create, the transformative services we provide, and the integrity with which we serve our shareholders, business partners, suppliers, customers, and communities. We are deeply committed to our global sustainability efforts and keenly aware of the work ahead of us in this area.
Employees and human capital resources
Our success depends on our ability to attract, retain and motivate highly qualified and diverse talent. As of December 31, 2021, we had approximately 13,500 employees located in over 30 different countries in a variety of roles. Approximately 5,850 of our associates were employed in the United States, and the remainder were employed outside of the United States. We believe that our relations with our employees are good. As of December 31, 2021, approximately 6% of our employees in North America were represented by unions, and a majority of our employees in Europe were represented by workers’ councils or unions. We compete in the highly competitive life sciences industry. Attracting, developing and retaining talented people in technical, marketing, sales, research and other positions is crucial to executing our strategy and our ability to compete effectively. Our ability to recruit and retain such talent depends on a number of factors, including a positive work environment and culture, compensation and benefits, talent development and career growth and opportunities, and protecting the health, safety and well-being of our associates. To that end, we invest in our associates in order to be an employer of choice with limitless opportunity.
Avantor 2021 Workforce
Our associates reflect the communities in which we live and work, the customers we serve, and possess a broad range of thought and experiences that have helped Avantor achieve our goal of setting science in motion to create a better world.

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
Compensation and benefits
We are committed to rewarding, supporting and developing the associates who make it possible to deliver on our strategy. To that end, we offer a comprehensive total rewards program aimed at the varying health, home-life and financial needs of our diverse and global associates. Our total rewards package includes market-competitive pay, broad-based stock grants and bonuses, healthcare benefits, retirement savings plans, an employee stock purchase plan, paid time off and family leave, flexible work schedules, access to wellness programs, free physicals and flu vaccinations, and an Employee Assistance Program and other mental health services.
Growth and development
We invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our strategy. We offer associates and their managers a number of tools to help in their personal and professional development, including career development plans, mentoring programs and in-house learning opportunities. These programs are underpinned by the Avantor Business System, which drives excellence in people, processes and problem solving. These consistent lean leadership practices empower associates to continuously improve and add value to our operations and customer solutions. We have aligned our performance management system through which 100% of our associates receive annual performance reviews, to support our culture of feedback to increase the focus on continuous learning and development.
Health, safety and well-being
We are committed to protecting the health, safety and well-being of our associates. Our approach involves environment, health and safety professionals and process engineers who identify risks and implement behavioral solutions to prevent accidents before they occur. A robust auditing program is in place at every facility to ensure that we measure performance and drive continuous improvement. Our core areas of focus include compliance with regulatory and international requirements, active monitoring of regulatory agencies for changing requirements, partnering with operational leaders to meet Environment, Health & Safety (EH&S) requirements, and promoting effective communication throughout the organization.
Impact of COVID-19
The evolving COVID-19 pandemic had a significant impact on our human capital management in 2021, and we continued to be vigilant in our response by following precautionary safety guidance from credible health agencies such as the World Health Organization (WHO), Centers for Disease Control and Prevention (CDC) and European Centre for Disease Prevention and Control (ECDC). A majority of our workforce worked remotely during some portion of the year. In our facilities where essential workers continued to work on-site, we continued or enhanced safety protocols and procedures to mitigate the spread of COVID-19. In addition, we offered associates a number of expanded benefits, including providing up to 10 additional days of paid time off if required to quarantine or otherwise experiencing symptoms of COVID-19, expanding access to no cost individual counseling sessions and virtual support groups under our employee assistance programs, hosting virtual wellness events and waiving telemedicine co-pays for all visits in 2021. Despite the effects of the pandemic, the size of our workforce remained steady in 2021 and we were able to avert employee layoffs related to the pandemic.
Intellectual property
We rely on intellectual property rights, nondisclosure and other contractual provisions and technical measures to protect our offerings, services and intangible assets. Much of our intellectual property is know-how and asset configurations that we treat as trade secrets. These proprietary rights are important to our ongoing operations. In some instances, we may license our technology to third parties or may elect to license intellectual property from others. We have applied in the United States and certain foreign countries for registration of a number of trademarks, service marks and patents, some of which have been registered and issued. We also hold common law rights in various trademarks and service marks. Other than our Avantor, VWR, J.T.Baker, NuSil and Masterflex trademarks, we do not consider any particular patent, trademark, license, franchise or concession to be material to our overall business.
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
Government regulation
Our facilities that engage in the manufacturing, packaging, distribution and other biopharmaceutical and biomaterials product lines, as well as many of our products themselves, are subject to extensive ongoing regulation by U.S. governmental authorities, the EMA and other global regulatory authorities. Certain of our subsidiaries are required to register with these agencies, or to apply for permits and/or licenses with, and must comply with the operating, cGMP, quality and security standards of applicable domestic and foreign regulators, including the FDA, the DEA, the Bureau of Alcohol, Tobacco, Firearms and Explosives, DHHS, the equivalent agencies of European Union member states, and comparable foreign, state and local agencies, as well as various accrediting bodies, each depending upon the type of operation and the locations of storage or sale of the products manufactured or services provided by those subsidiaries in the event of noncompliance.

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
In addition, our operations, and some of the products we offer, are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation and distribution of chemicals, drugs and other similar products. We are subject to various federal, state, local, foreign and transnational laws, regulations and recommendations, both in the United States and abroad, relating to safe working conditions, good laboratory and distribution practices, and the safe and proper use, transportation and disposal of hazardous or potentially hazardous substances. In addition, U.S. and international import and export laws and regulations, including those enforced by the U.S. Departments of Commerce, State and Treasury, OFAC and BIS, require us to abide by certain standards relating to the cross-border transit of finished goods, raw materials and supplies and the handling of related information. Our logistics activities must comply with the rules and regulations of the Department of Transportation, Department of Homeland Security, Department of Commerce, Department of Defense, and the Federal Aviation Administration and similar foreign agencies. We are also subject to various other laws and regulations concerning the conduct of our foreign operations, including the FCPA and other anti-bribery laws as well as laws pertaining to the accuracy of our internal books and records.
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
A number of our operations involve, in varying degrees, the handling, manufacturing, use or sale of substances that are or could be classified as toxic or hazardous materials within the meaning of applicable laws. Consequently, some risk of environmental harm is inherent in our operations and products, as it is with other companies engaged in similar businesses. For additional information about environmental matters, see note 13 to our audited financial statements beginning on page F-1 of this report.
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
The COVID-19 pandemic has adversely affected global economies, financial markets and the overall environment in which we do business, and the extent to which it may impact our future results of operations and overall financial performance remains uncertain. Many countries including the United States implemented measures such as quarantine, shelter-in-place, curfew, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations. These measures resulted in significant and unpredictable reductions or increases in demand for certain of our offerings. We experienced, and may again experience, a decline in sales activities and customer orders in certain elements of our businesses, including our education & government and healthcare customer groups. The COVID-19 pandemic has also impacted our supply chain as we experienced disruptions or delays in shipments of certain raw materials used in the products we manufacture and in the finished goods that we sell globally. It is uncertain how materially COVID-19 will affect our global operations generally if these impacts persist, worsen or re-emerge over an extended period of time. Moreover, any actions we take in response to any improvements in conditions may also vary widely by geography and by business and will likely be made with incomplete information; pose the risk that such actions may prove to be premature, incorrect or insufficient; and could have a material, adverse impact on our business, operating results, cash flows and/or financial condition.
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
Due to changes in COVID-19 infection rates regionally, nationally and globally, rapidly changing governmental directives, public health challenges and economic disruption and the duration of the foregoing, the potential impact that COVID-19 could have on the other Risk Factors described in this “Risk Factors” section remains unclear.
We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we have experienced to date.
Significant interruptions in our operations could harm our business, financial condition and results of operations.
Manufacturing, distribution, service and logistics problems can and do arise, and any such problems could have a significant impact on our operating results. Accordingly, any significant disruptions to the operations of our manufacturing or distribution centers or logistics providers for any reason, including labor relations issues, power interruptions, severe weather, fire or other circumstances beyond our control could cause our operating expenses to increase without coverage or compensation or seriously harm our ability to fulfill our customers’ orders or deliver products on a timely basis, or both. We must also maintain sufficient production capacity in order to meet anticipated customer demand, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our net sales, gross margins and our other operating results will be materially and adversely affected. Prompt shipment of our products is also very important to our business. We have experienced problems, both as a result of the COVID-19 pandemic and otherwise with or delays in, our production, shipping and logistics capabilities that resulted in delays in our ability to ship finished products, and there can be no assurance that we will not encounter such problems in the future. If we experience significant delays in our manufacturing, shipping or logistics processes, we could damage our customer relationships, cause disruption to our customers and adversely affect our business, financial condition and operating results.

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
As part of our business strategy, we intend to continue to review, pursue and complete selective acquisition opportunities. There can be no assurances that we will be able to complete suitable acquisitions for a variety of reasons, including the identification of, and competition for, acquisition targets, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction and the inability to finance the transaction on commercially acceptable terms. In addition, any completed acquisition will subject us to a variety of other risks, including:
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
Many of the customers we serve have experienced significant industry-related changes in the last several years and are expected to continue to experience significant changes, including reductions in governmental payments for biopharmaceutical products, expirations of significant patents, adverse changes in legislation or regulations regarding the delivery or pricing of general healthcare services or mandated benefits, and increased requirements on quality. General industry changes include:
•development of large and sophisticated group purchasing organizations and on-line auction sites that increase competition for, and reduce spending on, laboratory products;
•consolidation of biopharmaceutical companies resulting in a rationalization of research expenditures;
•increased regulatory scrutiny over drug production requiring safer raw materials;
•customers’ purchasing the products that we supply directly from our suppliers; and
•significant reductions in development and production activities.
Some of our customers have implemented, or may in the future implement, certain measures described above in an effort to control and reduce costs. The ability of our customers to develop new products to replace sales decreases attributable to expirations of significant patents, along with the impact of other past or potential future changes in the industries we serve, may result in our customers significantly reducing their purchases of products from us or the prices they are willing to pay for those products. While we believe we are able to adapt our business to maintain existing customer relationships and develop new customer relationships, if we are unsuccessful or untimely in these efforts, our results of operations may suffer.

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
We have global operations and derive a portion of our net sales from customers outside of the United States. Accordingly, our international operations or those of our international customers could be substantially affected by a number of risks arising from operating an international business, including:
•limitations on repatriation of earnings;

•taxes on imports;
•the possibility that unfriendly nations or groups could boycott our products;
•general economic and political conditions in the markets where we operate;
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
•limitations on our ability to enforce legal rights and remedies with third parties or partners outside of the United States;
•import and export licensing requirements and other restrictions, such as those imposed by OFAC, BIS, DDTC and comparable regulatory agencies and policies of foreign governments; and
•changes to our distribution networks.
Changes in exchange rates can adversely affect our net sales, profits and cash flows.
A substantial amount of our revenues are derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside of the United States. in the future. The revenues we report with respect to our operations outside of the United States may be adversely affected by fluctuations in foreign currency exchange rates.
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
We rely on a variety of intellectual property rights, including patents, trademarks, copyrights and trade secrets, to protect our proprietary technology and products. We place considerable emphasis on obtaining patent or maintaining trade secret protection for significant new technologies, products and processes because of the length of time and expense associated with bringing new products and processes through development and to the market.
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
Our trademarks are valuable assets and if we are unable to protect them from infringement, our business prospects may be harmed.
Our brands, particularly our J.T.Baker, NuSil, VWR and Masterflex brands, are valuable assets. Therefore, we actively manage our trademark portfolio, including by maintaining registrations for long-standing trademarks and applying to obtain trademark registrations for new brands. We also police our trademark portfolio against infringement. Our efforts to protect and defend our trademarks may fall short or be unsuccessful against competitors or other third parties for a variety of reasons. To the extent that third parties or distributors sell products that are counterfeit versions of our branded products, our customers could inadvertently purchase products that are inferior. This could cause our customers to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our sales.
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
We sell our products in industries that are characterized by significant technological changes, frequent new product and technology introductions and enhancements and evolving industry standards. As a result, our customers’ needs are rapidly evolving. If we do not appropriately innovate and invest in new technologies, our offerings may become less desirable in the markets we serve, and our customers could move to new technologies offered by our competitors or make products themselves. Without the timely introduction of new products, services and enhancements, our offerings will likely become less competitive over time, in which case, our competitive position, net sales and operating results could suffer. Accordingly, we focus significant efforts and resources on the development and identification of new technologies, products and services that are attractive to, and gain acceptance, in the markets we serve and further broaden our offerings. To the extent we fail to timely introduce new and innovative products or services, adequately predict our customers’ needs or fail to obtain desired levels of market acceptance, our business may suffer.
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
In addition, certain of our facilities are certified to ISO, including ISO 13485, ISO 9001, AS9100, ISO 22000 and/or ISO 14001. These standards are voluntary quality management system standards, the maintenance of which indicates to customers certain quality and operational norms. Customers may rely on contractual assurances that we make with respect to ISO certificates to transact business. Failure to comply with these ISO standards can lead to observations of non-compliance or even suspension of ISO or Aerospace Standard (AS) certifications or European Community (EC) Declarations of Conformity Certificates by the registrar. If we were to lose ISO or AS certifications or EC Declarations of Conformity, we could lose sales and customers to competitors or other suppliers. We are also subject to periodic inspections or audits by our customers. If these audits or inspections identify issues or the customer perceives there are issues, the customer may decide to cease purchasing products from us which could adversely affect our business.

We are subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact our business, financial condition and results of operations.
We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those of the EPA, OSHA and equivalent local, state, and foreign regulatory agencies in each of the jurisdictions in which we operate. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations. For example, we recently entered into a settlement with the EPA to resolve alleged violations of the Toxic Substances Control Act and the Emergency Planning and Community Right to Know Act at our Phillipsburg, New Jersey and Paris, Kentucky facilities. See Item 3, “Legal Proceedings.” In addition, contamination resulting from our current or past operations or from past uses of land that we own or operate may trigger investigation or remediation obligations, which may have an adverse effect on our business, financial condition and results of operations. We cannot be certain that identification of presently unidentified environmental, health and safety conditions, new regulations, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, business interruptions, compliance costs or penalties, which could have an adverse effect on our business, financial condition and results of operations.
We currently incur costs and may incur additional costs related to remediation of alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling at property that we currently own or operate, or formerly owned or operated, or facilities to which we arranged for the disposal of hazardous substances. Our liabilities arising from past or future releases of, or exposures to, hazardous substances may exceed our estimates or adversely affect our financial statements and reputation and we may be subject to additional claims for cleanup or other environmental claims in the future based on our past, present or future business activities, and we may not be able to recover any costs under any of our indemnifications that we have. For additional information regarding environmental matters, see note 13 to the consolidated financial statements beginning on page F-1 of this report.
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
Our total interest expense was $217.4 million in 2021 and $307.6 million in 2020.
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
Item 1B.    Unresolved staff comments
None.

Item 2.    Properties
The following table sets forth information about our key properties at December 31, 2021:

(in thousands of square feet)	Size	Principal use	Status
Americas:
Visalia, California	503	Distribution and offices	Owned
Phillipsburg, New Jersey	500	Manufacturing and offices	Owned
Paris, Kentucky	420	Manufacturing and distribution	Owned
Batavia, Illinois	360	Distribution and offices	Owned
West Henrietta, New York	339	Assembly, distribution and offices	Owned
Bridgeport, New Jersey	325	Distribution and offices	Owned
Carpinteria, California	270	Manufacturing, research & technology and offices	Leased
Solon, Ohio	255	Manufacturing, distribution and offices	Leased
Rochester, New York	205	Assembly and distribution	Leased
Suwanee, Georgia	169	Distribution and offices	Leased
Sterling, Virginia	161	Biostorage, warehousing and offices	Leased
Leesburg, Virginia	155	Biostorage and warehousing	Leased
Devens, Massachusetts	70	Manufacturing, distribution and offices	Leased
Buford, Georgia	130	Customized kitting and distribution	Leased
Manati, Puerto Rico	130	Distribution and offices	Owned
Denver, Colorado	120	Distribution	Leased
Missouri City, Texas	125	Distribution	Leased
Mississauga, Ontario, Canada	114	Distribution and offices	Leased
Radnor, Pennsylvania	102	Corporate headquarters	Leased
Overland, Missouri	90	Manufacturing and distribution	Owned
Claremont, California	86	Customized kitting and distribution	Leased
Ecatepec, Mexico	56	Manufacturing and distribution	Leased
Mexico City, Mexico	76	Manufacturing and distribution	Owned
Barrington, Illinois	65	Manufacturing	Leased
Irving, Texas	65	Manufacturing	Leased
Bakersfield, California	64	Manufacturing and research & technology	Leased
Aurora, Ohio	61	Manufacturing	Leased

(in thousands of square feet)	Size	Principal use	Status
Tualatin, Oregon	56	Distribution	Leased
Franklin, Massachusetts	55	Distribution	Leased
Bethlehem, Pennsylvania	50	Manufacturing, distribution and offices	Leased
Bridgewater, New Jersey	36	Research & technology	Leased
Chester, Connecticut	35	Manufacturing and distribution	Leased
Chino, California	32	Equipment design and manufacturing	Leased
Sparks, Nevada	17	Manufacturing	Leased
Valencia, California	14	Manufacturing	Leased
Allentown, Pennsylvania	12	Offices	Leased
Europe:
Schwabmuenchen, Germany	993	Distribution	Owned
Briare, France	336	Distribution, repackaging and mixing	Owned
Bruchsal, Germany	219	Distribution	Owned
Gliwice, Poland	186	Manufacturing and distribution	Leased
Lutterworth, United Kingdom	185	Distribution	Leased
Leuven, Belgium	180	Distribution and manufacturing	Owned
Karlskoga, Sweden	151	Distribution	Leased
Stříbrná Skalice, Czech Republic	116	Custom kitting, distribution and offices	Leased
Dublin, Ireland	111	Distribution	Leased
Debrecen, Hungary	68	Distribution	Leased
Barcelona, Spain	67	Distribution	Leased
Søborg, Denmark	66	Distribution and offices	Leased
Darmstadt, Germany	63	Offices	Leased
Fontenay-Sous-Bois, France	56	Offices	Leased
Volčja Draga, Slovenia	34	Manufacturing	Leased
Chorley, United Kingdom	27	Distribution, service and offices	Leased
AMEA:
Perth, Australia	90	Manufacturing, distribution and offices	Leased
Panoli, India	80	Manufacturing	Leased
Singapore	74	Distribution	Leased
Coimbatore, India	41	Service center	Leased
Shanghai, China	29	Research & technology and offices	Leased
Dehradun, India	23	Manufacturing	Leased
Mumbai, India	18	Research & technology	Leased
Gurgaon, India	15	Offices	Leased
Chubei City, Taiwan	14	Research & technology and offices	Leased
Changzhou, China	3	Manufacturing	Owned
Gwanggyo, Korea	2	Laboratory	Leased

Item 3.    Legal proceedings
In April 2018, the EPA notified us of potential liabilities under the Toxic Substances Control Act and the Emergency Planning and Community Right to Know Act that were identified in March 2017 and June 2017 inspections of our Phillipsburg, New Jersey facility. The alleged violations relate to our failure to timely file reports regarding the Phillipsburg facility. We have also become aware of additional potential liabilities under the Toxic Substances Control Act relating to failure to timely file reports regarding the Paris, Kentucky facility, and relating to export shipments of elemental mercury, which we have voluntarily disclosed to the EPA. We have settled this matter with the EPA for less than $1.0 million.
For additional information regarding legal proceedings and matters, see note 13 to our consolidated financial statements beginning on page F-1 of this report, which information is incorporated into this item by reference.
Item 4.    Mine safety disclosures
Not applicable.

Information about our Executive Officers
The following table sets forth certain information regarding our executive officers at January 28, 2022:

	Age	Position
Michael Stubblefield	49	Director, President and Chief Executive Officer
Thomas Szlosek	58	Executive Vice President and Chief Financial Officer
Gerard Brophy	56	Executive Vice President, Biopharma Production
Christophe Couturier	56	Executive Vice President, AMEA
Meghan Henson	52	Executive Vice President and Chief Human Resources Officer
Sheri Lewis	56	Executive Vice President, Global Operations and Supply Chain
Justin Miller	55	Executive Vice President, General Counsel and Secretary
Frederic Vanderhaegen	54	Executive Vice President, Americas and Europe
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
Christophe Couturier is our Executive Vice President, AMEA, a position he has held since April 2021. Prior to his current role, Mr. Couturier served as Executive Vice President, Services, from April 2018 to April 2021. Prior to joining Avantor, Mr. Couturier served as Chief Executive Officer of Salicornia, LLC, a personal consulting company, from September 2017 to April 2018 and, before Salicornia, as Chief Financial Officer at OvaScience, a biotechnology company, from September 2016 to July 2017. Prior to OvaScience, Mr. Couturier spent more than 12 years at Millipore Sigma, a life science and high technology company, where he held a variety of services, merger integration, general management, finance and consulting positions.
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
Frederic Vanderhaegen is our Executive Vice President, Americas and Europe, a position he has held since October 2018. Mr. Vanderhaegen joined us from Ortho Clinical Diagnostics, an in vitro diagnostics company, where he served as Vice President and General Manager, EMEA from June 2015 to October 2018. Prior to Ortho Clinical Diagnostics, Mr. Vanderhaegen acted as Vice President of Sales at Beckman Coulter, a company that develops, manufactures and markets diagnostic systems for complex biomedical testing, from October 2012 to June 2015.

PART II
Item 5.    Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Principal markets for common stock
Our common stock is listed on the NYSE under the symbol “AVTR.”
Holders of common stock
On January 28, 2022, we had 4 holders of record of our common stock. This does not include holdings in street or nominee names.
Dividends
We currently do not expect to pay any dividends on our common stock. Additionally, our subsidiaries are party to certain debt agreements that would restrict their ability to fund future dividend payments to our common stockholders. For more information, see note 25 to our consolidated financial statements beginning on page F-1 of this report.
Stock performance graph
The following graph compares the return on a $100 investment in our common stock made on May 17, 2019, the day we first began trading on the NYSE, with a $100 investment also made on May 17, 2019 in the S&P 500 Index and the S&P 500 Health Care Index. The S&P 500 Index is a broad equity market index of companies having market capitalization similar to ours. The S&P 500 Health Care Index is an industry-specific equity market index that we believe closely aligns to us based on the following: (i) the index follows companies of a similar size to us in terms of net sales and market capitalization; (ii) the index includes health care distributors, the segment of the Global Industry Classification Standard that we believe most closely aligns to us; and (iii) the index includes companies in the biopharma and healthcare industries, two of our primary customer groups that together comprise over half of our net sales.
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

Value of $100 investment (in $)
350
325
300
275
250
225
200
175
150
125
100
May 17, 2019
December 31, 2019
December 31, 2020
December 31, 2021
Avantor, Inc.
S&P 500 Index
S&P 500 Health Care Index

Item 6.    Reserved
Data responsive to Item 6 have not been presented in accordance with amendments to Item 301 of Regulation S-K.
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
For the fiscal year ended December 31, 2021, we recorded net sales of $7,386.1 million, net income of $572.6 million and Adjusted EBITDA of $1,458.6 million. We also generated net sales growth of 15.5% and organic net sales growth of 11.3%, each compared to the same period in 2020. See “Reconciliations of non-GAAP measures” for a reconciliation of net income to Adjusted EBITDA and “Results of operations” for a reconciliation of net sales growth to organic net sales growth.
Trends affecting our business and results of operations
The following trends have affected our recent operating results, and they may also continue to affect our performance and financial condition in future periods.
Our results are being impacted by the ongoing global coronavirus outbreak
The COVID-19 pandemic continues to effect global economies, financial markets and the overall environment in which we do business as further described in Part I, Item 1A, “Risk factors.” The outbreak continued to impact the full year results of our three segments, as described further in the “Results of operations” section.
We completed acquisitions to further enhance our business model
We completed the acquisitions of Masterflex, Ritter GmbH, and RIM Bio in 2021. Masterflex is a leading global manufacturer of peristaltic pumps and aseptic single-use fluid transfer technologies. Ritter GmbH's current business is focused on providing diagnostic system providers and liquid handling OEMs with robotic fluid handling tips, plates, and other consumables. RIM Bio is a China-based single-use bioprocess bag manufacturer. RIM Bio's current business provides a complete range of single-use 2D bags, 3D bags, tank liners, bag assemblies and multi-bag manifolds used in the manufacturing of biologics including monoclonal antibodies (mAbs), vaccines, cell and gene therapies, and recombinant proteins.

We financed the acquisitions with issuances of debt and equity, along with cash on hand. Refer to notes 14 and 15, respectively, for additional details.

We have been impacted by supply chain constraints and inflationary pressures
We have experienced challenges in sourcing certain products and raw materials as a result of global supply chain disruptions. While these impacts are not pervasive, they may impact our future growth. We have also experienced inflationary pressures, mainly driven by labor costs, which have the ability to affect our future margin expansion.

We lowered our weighted average annual cost of interest and simplified our capital structure
In 2021, we issued $396.5 million and $738.1 million of term loans that mature on June 9, 2026 and June 9, 2028, respectively. The debt bears interest at variable rates. We also issued $800.0 million aggregate principal amount of 3.875% senior unsecured notes. The notes are due on November 1, 2029, with interest payable semi-annually on May 1 and November 1 of each year. Additionally, we also amended our senior secured credit facilities and issued $900.0 million of incremental U.S. Dollar term loan at LIBOR plus 2.25%.
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
Our IPO generated significant proceeds and certain costs
In the second quarter of 2019, we completed our IPO. The IPO generated net proceeds of $4,235.6 million after deducting underwriting discounts, commissions and other offering costs of $132.1 million. The IPO also satisfied a performance condition for certain of our stock options, which caused us to immediately recognize $26.9 million of expense. We continue to see increased compliance costs as a result of being a publicly traded company in 2021.
We reduced our expenses through a global restructuring program
Under a global restructuring program, which concluded on December 31, 2020, we combined sales and marketing resources, eliminated redundant corporate functions, optimized procurement and our manufacturing footprint, and implemented best practices throughout the organization.
From inception of the program through its completion on December 31, 2020, we have recognized $129.8 million of charges and have spent $9.6 million on capital projects, the vast majority of these expenses were incurred through 2020 with an immaterial amount incurred in 2021. Through December 31, 2020, we believe that we have generated over $220 million of annualized cost synergies, which we believe will favorably impact our results in 2022 and beyond. The program was originally envisioned to last for three years following the VWR acquisition and has concluded.

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

•Cash flows from operating activities, which is discussed in the section entitled “Liquidity and capital resources—Historical cash flows.”
•Free cash flow, which is a non-GAAP measure, is equal to our cash flow from operating activities, plus acquisition-related costs paid in the period, less capital expenditures. We have amended our definition of free cash flow to exclude acquisition-related costs as they may be significant, individually or in aggregate, and may make it more difficult for investors to understand the free cash flows associated with the normal operations of our business. We believe that this measurement is useful to investors as it provides a view on the Company’s ability to generate cash for use in financing or investing activities. This measurement is used by management for the same reason. A reconciliation of cash flows from operating activities, the most directly comparable GAAP financial measure, to free cash flows, is included in the section entitled “Liquidity and capital resources—Historical cash flows.”
Results of operations
We present results of operations in the same way that we manage our business, evaluate our performance and allocate our resources. We also provide discussion of net sales and Adjusted EBITDA by geographic segment based on customer location: the Americas, Europe and AMEA. Corporate costs are managed on a standalone basis and not allocated to segments.
Years ended December 31, 2021 and 2020
Executive summary

(dollars in millions)	Year ended December 31,		Change
	2021	2020
Net sales	$7,386.1	$6,393.6	$992.5
Gross margin	33.9%	32.5%	140 bps
Operating income	$972.2	$706.8	$265.4
Net income	572.6	116.6	456.0
Adjusted EBITDA	1,458.6	1,141.6	317.0
Adjusted EBITDA margin	19.8%	17.9%	190 bps
Our fiscal year 2021 operating results reflect strong growth across all of our end markets, highlighted by biopharma. We generated high single-digit sales growth in our core business which was augmented by our COVID-19 related sales of PPE and solutions to support diagnostics testing and vaccine production. Double-digit growth of our proprietary materials and consumables product group coupled with commercial excellence and productivity to offset inflationary headwinds contributed to gross margin and Adjusted EBITDA margin expansion.

Net sales

(in millions)	Year ended December 31,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	M&A impact	Organic net sales growth
	2021	2020
Americas	$4,237.4	$3,731.5	$505.9	$20.0	$34.6	$451.3
Europe	2,677.3	2,286.7	390.6	99.4	85.3	205.9
AMEA	471.4	375.4	96.0	10.9	23.1	62.0
Total	$7,386.1	$6,393.6	$992.5	$130.3	$143.0	$719.2
Net sales increased $992.5 million or 15.5%, which included $130.3 million or 2.0% of favorable foreign currency impact and $143.0 million or 2.2% of M&A impact. Organic net sales growth was $719.2 million or 11.3% and was primarily due to strong growth in our core business and a modest contribution from COVID-19 related sales.
In Americas, net sales increased $505.9 million or 13.6%, which included $20.0 million or 0.5% of favorable foreign currency impact and $34.6 million or 1.0% of M&A impact. Organic net sales growth was $451.3 million or 12.1%. Additional information on organic net sales growth by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (55%) — Sales grew double-digits, with strong growth in our research & development business and biopharma production. The growth was led by both COVID-19 vaccine-related offerings as well as our support of non-COVID-19 therapies.
•Healthcare (10%) — Sales increased high single-digits driven by increased demand for materials and consumables in our medical/clinical reference lab business, COVID-19 diagnostic testing offerings and increased demand for our proprietary silicone offerings driven by recovery in elective surgical procedures.
•Education and government (15%) — Sales increased double-digits primarily from a recovery in education, as demand increased from customers that had been closed during the prior year due to COVID-19 and university research lab expanded.

•Advanced technologies & applied materials (20%) — Sales increased low single-digits driven by sales of proprietary materials and consumables into production platforms such as aerospace & defense and semiconductors and continued improvement in industrial demand.
In Europe, net sales increased $390.6 million or 17.1%, which included $99.4 million or 4.3% of favorable foreign currency impact and $85.3 million or 3.7% of M&A impact. Organic net sales growth was $205.9 million or 9.1%. Additional information on organic net sales growth by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (50%) — Sales grew in the double-digits driven by strong demand for our proprietary biopharma process ingredients, single-use solutions, and consumables to support our core business.

•Healthcare (10%) — Sales grew double-digits due primarily to increased demand for our proprietary silicone offerings driven by recovery in elective surgical procedures and sales of COVID-19 testing content.
•Education & government (10%) — Sales grew in the high single-digits primarily from a recovery in education demand from academic labs that had been closed during the prior year due to COVID-19.
▪Advanced technologies & applied materials (30%) — We experienced mid single-digit growth driven by sales of our laboratory materials, consumables, and equipment and instrumentation offerings.
In AMEA, net sales increased $96.0 million or 25.6%, which included $10.9 million or 2.9% of favorable foreign currency impact and $23.1 million or 6.1% of M&A impact. Organic net sales growth was $62.0 million or 16.6%. Additional information on organic net sales growth by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (50%) — Sales grew double-digits driven by strong demand for our proprietary offering of process ingredients, chromatography resins, excipients, and single use solutions.
•Advanced technologies & applied materials (40%) — Sales grew double-digits primarily driven by strong demand for our proprietary offerings into the semiconductor industry.
Gross margin

	Year ended December 31,		Change
	2021	2020
Gross margin	33.9%	32.5%	140 bps
Gross margin increased 140 basis points resulting primarily from favorable product mix, reflecting higher sales of our proprietary materials, commercial excellence and the favorable impact from the higher gross margins of acquired companies.

Operating income

(in millions)	Year ended December 31,		Change
	2021	2020
Gross profit	$2,502.7	$2,080.5	$422.2
Operating expenses	1,530.5	1,373.7	156.8
Operating income	$972.2	$706.8	$265.4
Operating income increased primarily from higher gross profit, as previously discussed. This was partially offset by higher operating expenses from inflation, acquisition-related expenses, increased incentive compensation expense due to our strong performance in fiscal year 2021 and unfavorable foreign exchange impacts.

Net income

(in millions)	Year ended December 31,		Change
	2021	2020
Operating income	$972.2	$706.8	$265.4
Interest expense	(217.4)	(307.6)	90.2
Loss on extinguishment of debt	(12.4)	(346.8)	334.4
Other income, net	10.6	9.9	0.7
Income tax (expense) benefit	(180.4)	54.3	(234.7)
Net income	$572.6	$116.6	$456.0
Net income increased due to higher operating income, as previously discussed, lower interest expense as a result of the repricings and refinancings of our debt for more favorable interest rates in 2020, and the reduction of losses on the extinguishment of debt that we incurred in fiscal year 2020 as a result of our debt refinancings. These increases were partially offset by higher income tax expense as a result of higher pretax income and the absence of an income tax benefit related to the release of uncertain tax provisions that we recorded in the prior year.
Adjusted EBITDA
For reconciliations of Adjusted EBITDA to net income or loss, see “Reconciliations of non-GAAP measures.”

(dollars in millions)	Year ended December 31,		Change
	2021	2020
Adjusted EBITDA	$1,458.6	$1,141.6	$317.0
Adjusted EBITDA margin	19.8%	17.9%	190 bps
Adjusted EBITDA:
Americas	$978.4	$802.4	$176.0
Europe	538.5	397.8	140.7
AMEA	113.9	79.8	34.1
Corporate	(172.2)	(138.4)	(33.8)
Total	$1,458.6	$1,141.6	$317.0
Adjusted EBITDA increased $317.0 million or 27.8%, which included a favorable foreign currency translation impact of $22.1 million or 1.9% and $49.4 million or 4.4% from M&A. The remaining growth was $245.5 million or 21.5%.
In the Americas, Adjusted EBITDA grew $176.0 million or 21.9%, or 19.5% when adjusted for favorable foreign currency translation impact and M&A. Gross margin expansion from commercial excellence, increased volume, and favorable mix driven by sales of our higher-margin proprietary products was partially offset by increased incentive compensation expense and inflationary pressures.
In Europe, Adjusted EBITDA grew $140.7 million or 35.4%, or 24.8% when adjusted for favorable foreign currency translation impact and M&A, due to gross margin expansion from increased volume, commercial excellence and favorable mix driven by sales of our higher-margin proprietary products partially offset by increased incentive compensation expense, inflationary pressures and operational foreign exchange impacts.

In AMEA, Adjusted EBITDA grew $34.1 million or 42.7%, or 30.1% when adjusted for favorable foreign currency translation impact and M&A. In addition to the increased sales volume we experienced a favorable mix driven by sales of our higher-margin proprietary products. This was partially offset by increased incentive compensation expense, inflationary pressures and operational foreign exchange impacts.
In Corporate, Adjusted EBITDA declined $33.8 million or 24.4% reflecting higher incentive compensation expense, inflationary pressures and increased stock-based compensation expense.
Year ended December 31, 2019
A discussion and analysis covering the year ended December 31, 2019 is included in our 2020 10-K.
Reconciliations of non-GAAP measures
The following table presents the reconciliation of net income or loss to non-GAAP measures:

(in millions)	Year ended December 31,
	2021	2020	2019
Net income	$572.6	$116.6	$37.8
Interest expense	217.4	307.6	440.0
Income tax expense (benefit)	180.4	(54.3)	2.8
Depreciation and amortization	379.2	395.4	398.9
Loss on extinguishment of debt	12.4	346.8	73.7
Net foreign currency loss (gain) from financing activities	1.3	(0.7)	1.9
Other stock-based compensation expense	3.0	1.3	36.8
Acquisition-related expenses[1]	77.8	—	1.7
Integration-related expenses[2]	15.9	17.1	24.0
Purchase accounting adjustments[3]	6.3	—	(10.7)
Restructuring and severance charges[4]	5.3	11.8	24.3
Receipt of disgorgement penalty[5]	(13.0)	—	—
Adjusted EBITDA	$1,458.6	$1,141.6	$1,031.2

1.Represents legal, accounting, financing, investment banking and consulting fees incurred related to completed and pending acquisitions. Generally, these expenses are incurred prior to and at the closing of acquisitions.
2.Represents non-recurring direct costs incurred with third parties to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
3.Represents the amortization of the purchase accounting adjustment we made to reflect Ritter’s acquired inventory at fair value upon acquisition in 2021, as shown in note 4 to our consolidated financial statements beginning on page F-1 of this report. In 2019, the amount relates mostly to a normalization of expense for prepaid customer rebates that were derecognized in purchase accounting.
4.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
5.As described in note 19 to our consolidated financial statements beginning on F-1 of this report.

Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows, while most of our long-term financing is from indebtedness, which we use to finance transactions outside of our normal operations.
Our most significant contractual obligations are scheduled principal and interest payments for indebtedness. We also have obligations to make payments under operating leases, to purchase certain products and services and to fund defined benefit plan obligations primarily outside of the United States. In addition to contractual obligations, we use cash to fund capital expenditures, taxes, and dividends on our MCPS. Changes in working capital may be a source or a use of cash depending on our operations during the period.
We expect to fund our short-term and long-term capital needs with cash generated by operations and availability under our credit facilities. Although we believe that these sources will provide sufficient liquidity for us to meet our long-term capital needs, our ability to fund these needs will depend to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control.
We believe that cash generated by operations, together with available liquidity under our credit facilities, will be adequate to meet our current and expected needs for cash prior to the maturity of our debt, although no assurance can be given in this regard.
Liquidity
The following table presents our primary sources of liquidity:

(in millions)	December 31, 2021
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$300.0	$515.0	$815.0
Undrawn letters of credit outstanding	(9.8)	—	(9.8)
Outstanding borrowings	—	—	—
Unused availability	$290.2	$515.0	805.2
Cash and cash equivalents			301.7
Total liquidity			$1,106.9
Our availability under our receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs.
At December 31, 2021, $256.5 million or 85% of our cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Year ended December 31,		Change
	2021	2020
Operating activities:
Net income	$572.6	$116.6	$456.0
Non-cash items[1]	492.5	790.8	(298.3)
Working capital changes[2]	(175.5)	(43.1)	(132.4)
All other	64.0	65.5	(1.5)
Total	$953.6	$929.8	$23.8
Investing activities	(4,121.7)	(59.1)	(4,062.6)
Financing activities	3,219.2	(782.9)	4,002.1
Capital expenditures	(111.1)	(61.6)	(49.5)

1.Consists of typical non-cash charges including depreciation and amortization, stock based compensation expense, deferred income tax expense and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities increased $23.8 million in 2021 primarily due to an increase of operating income offset by lower non-cash items and higher net working capital requirements.
Investing activities used $4,062.6 million of additional cash in 2021, reflecting the cash paid for acquisitions and an increase in capital spending.
Financing activities provided $4,002.1 million of additional cash in 2021 primarily due to our secondary equity offering and additional issuances of debt to finance the acquisition of Masterflex, and the issuance of two new tranches of Euro term loans to finance the acquisition of Ritter GmbH.
Free cash flow

(in millions)	Year ended December 31,		Change
	2021	2020
Net cash provided by operating activities	$953.6	$929.8	$23.8
Acquisition-related expenses paid	77.8	—	77.8
Capital expenditures	(111.1)	(61.6)	(49.5)
Free cash flow	$920.3	$868.2	$52.1
Free cash flow was $52.1 million higher in 2021 due to changes in cash flows from operating activities noted above, which included the payment of $77.8 million of non-recurring costs related to acquisitions, offset by an increase in capital spending. Refer to “Reconciliations of non-GAAP financial measures” for disclosure regarding acquisition-related expenses.
A discussion and analysis of historical cash flows covering the year ended December 31, 2019 is included in the 2020 10-K.

Indebtedness
A significant portion of our long-term financing is from indebtedness. The purpose of this section is to disclose how certain features of our indebtedness influence our liquidity and capital resources. Additional detail about the terms of our indebtedness may be found in note 14 to our consolidated financial statements beginning on page F-1 of this report.
Our credit facilities provide us access to up to $815.0 million of additional cash.
We have entered into a receivables facility and a revolving credit facility that provide us access to cash to fund short-term business needs. See the section entitled “Liquidity” for additional information.
Our indebtedness restricts us from paying dividends to common stockholders
The acquisition of VWR was partially funded by the issuance of debt by Avantor Inc.’s wholly-owned subsidiary, Avantor Funding, Inc. Certain of those debt agreements prevent Avantor Funding, Inc. from paying dividends or making other payments to Avantor, Inc., subject to limited exceptions. At December 31, 2021 and 2020, substantially all of Avantor, Inc.’s net assets were subject to those restrictions.
Our senior secured credit facilities require or may require us to make certain principal repayments prior to maturity
We are required to make quarterly payments on our senior secured credit facilities, with the balance due on the maturity date. We have generated sufficient cash flows to make all required historical payments, and we expect that our cash flows will continue to be sufficient to make future payments.
To the extent our net leverage ratios, as defined in our credit agreement, reach certain levels, we are required to make additional prepayments if: (i) we generate excess cash flows, as defined in our credit agreement, at specified percentages that decline if certain net leverage ratios are achieved; or (ii) we receive cash proceeds from certain types of asset sales or debt issuances. We are required to make a prepayment of 50% of our excess cash flows if our first lien net leverage ratio, as defined in our credit agreement, exceeds 4.50:1.00, a prepayment of 25% of our excess cash flows if our first lien net leverage ratio is less than or equal to 4.50:1.00 but greater than 3.75:1.00, and no prepayment if our first lien net leverage ratio is less than or equal to 3.75:1.00. As our first lien net leverage ratio was below 3.75:1.00 at December 31, 2021, no additional prepayments were required and no such prepayments have become due since the inception of the credit facilities.
We are subject to certain financial covenants that, if not met, could put us in default of our debt agreements
The receivables facility and our senior secured credit facilities contain certain customary covenants, including a financial covenant. That covenant becomes applicable in periods when we have drawn more than 35% of our revolving credit facility. When applicable, we may not have total borrowings in excess of a pro forma net leverage ratio, as defined. This covenant was not applicable at December 31, 2021, and our historical net leverage has been below the covenant requirement.

Contractual obligations
The following table presents our contractual obligations at December 31, 2021:

(in millions)	Payments due by period
	Total	Short-Term	Long-Term
Debt:
Principal(1)(2)	$7,113.2	$45.2	$7,068.0
Interest(1)	1,425.9	234.3	1,191.6
Operating leases	133.5	39.5	94.0
Purchase obligations(3)	244.7	122.7	122.0
Other liabilities:
Underfunded defined benefit plans(4)	137.0	7.1	129.9
Transition tax payments(5)	52.6	6.2	46.4
Other	7.0	2.8	4.2
Total	$9,113.9	$457.8	$8,656.1

(1)Includes finance lease liabilities. To calculate payments for principal and interest, we assumed that variable interest rates, foreign currency exchange rates and outstanding borrowings under credit facilities were unchanged from December 31, 2021 through maturity. For the variable interest rates and principal amounts used, see note 14 to our consolidated financial statements beginning on page F-1 of this report.
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
Testing goodwill and other intangible assets for impairment
We carry significant amounts of goodwill and other intangible assets on our consolidated balance sheet. At December 31, 2021, the combined carrying value of goodwill and other intangible assets, net of accumulated amortization and impairment charges, was $10,481.4 million or 75% of our total assets.
Required annual assessment
On October 1 of each year, we perform annual impairment testing of our goodwill and indefinite-lived intangible assets, or more frequently if an event or change in circumstance occurs that would require reassessment of the recoverability of those assets. The impairment analysis for goodwill and indefinite-lived intangible assets consists of an optional qualitative test potentially followed by a quantitative analysis. These measurements rely upon significant judgment from management described as follows:
•The qualitative analysis for goodwill and indefinite-lived intangible assets requires us to identify potential factors that may result in an impairment and estimate whether they would warrant performance of a quantitative test;
•The quantitative impairment test requires us to estimate the fair value of our reporting units and indefinite-lived intangible assets. We estimate the fair value of each reporting unit using a weighted average of two valuation methods based on a discounted cash flows method and a guideline public company method. These valuation methods require management to make various assumptions, including, but not limited to, future profitability, cash flows, discount rates, weighting of valuation methods and the selection of comparable publicly traded companies.
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
We did not record any impairment charges as a result of our October 1, 2021 impairment testing. Each reporting unit had a fair value that was substantially in excess of its carrying value, and our indefinite-lived intangible assets did not show any indications that their fair value was more likely than not below their carrying value.

Estimating valuation allowances on deferred tax assets
We are required to estimate the degree to which tax assets and loss carryforwards will result in a future income tax benefit, based on our expectations of future profitability by tax jurisdiction. We provide a valuation allowance for deferred tax assets that we believe will more likely than not go unutilized. If it becomes more likely than not that a deferred tax asset will be realized, we reverse the related valuation allowance and recognize an income tax benefit for the amount of the reversal. At December 31, 2021, our valuation allowance on deferred tax assets was $187.6 million, $155.7 million of which relates to foreign net operating loss carry forwards that are not expected to be realized.
We must make assumptions and judgments to estimate the amount of valuation allowance to be recorded against our deferred tax assets, which take into account current tax laws and estimates of the amount of future taxable income, if any. Changes to any of the assumptions or judgments could cause our actual income tax obligations to differ from our estimates.
Accounting for uncertain tax positions
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess income tax positions for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded an amount having greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority assumed to have full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Our reserve for uncertain tax positions was $55.3 million at December 31, 2021, exclusive of penalties and interest. Where applicable, associated interest expense has also been recognized as a component of interest expense.
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
Calculating expense for long-term compensation arrangements
Our employees receive various long-term compensation awards, including stock options, RSUs, performance stock units and cash-based awards. We calculate expense for some of those awards using fair value estimates based on unobservable inputs. Additionally, some of those awards contain performance or market conditions. We assess the probability of achieving those performance conditions, and in cases where partial or exceptional performance affects the size of the award, we also estimate the projected achievement level. We determine the fair value of awards with market conditions on their grant date using a Monte Carlo model, which incorporates the probability of achieving the market condition in the awards’ fair value. We recognize the expense for such awards ratably over their vesting term.
Expense for stock options without performance or market conditions is determined on the grant date and recognized ratably over their vesting term. We estimate the grant date fair value of stock options using the Black-Scholes model. This model requires us to make various assumptions, with the most significant assumption currently being the volatility of our stock price. A public quotation was first established for our common stock in May 2019, which does not provide adequate historical basis to reasonably estimate the expected volatility of our common stock over their more than six-year expected life. Instead, we estimate volatility based on historical stock price trends of a peer company set. The fair value of our awards would have differed had we selected different peer companies or used a different technique to estimate volatility. Increasing our expected volatility assumption by 5 percentage points for all stock options at the date of grant would have increased our 2021 stock-based compensation expense by $2.4 million.
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
Business combinations
We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquired companies generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and non-controlling interests in the acquired companies is recorded as goodwill. When determining the fair values of assets acquired, liabilities assumed, and non-controlling interests in the acquired companies, management makes significant estimates related to intangible assets.
Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisitions, as additional information about conditions existing at the acquisition date becomes available.
Item 7A.    Quantitative and qualitative disclosures about market risk
Foreign currency exchange risk
Although we report our results and financial condition in U.S. dollars, a significant portion of our operating and financing activities are denominated in foreign currencies, principally the Euro but also many others.
Our U.S. subsidiaries carry significant amounts of Euro-denominated debt. This does not result in any material risks from an earnings perspective because the exposure from these instruments is substantially hedged by offsetting exposures from intercompany borrowing arrangements. From a cash flow perspective, we have the risk of paying more or less cash for any optional or mandatory repayments of our Euro-denominated debt that may not be offset with equivalent cash repayments of our intercompany borrowings. For example, an optional debt repayment of €100 million on December 31, 2021 and December 31, 2020, with a 10% weakening of the U.S. dollar would have caused us to pay an additional $11.4 million and $12.2 million, respectively, to extinguish that debt.
Changes to foreign currency exchange rates could favorably or unfavorably affect the translation of our foreign operating results. For example, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because local currencies will translate into fewer U.S. dollars. For the year ended December 31, 2021, a 10% strengthening of the U.S. dollar compared to all other currencies would have decreased net income by $10.9 million and decreased Adjusted EBITDA by $61.9 million. For the year ended December 31, 2020, a 10% strengthening of the U.S. dollar compared to all other currencies would have decreased net income by $4.7 million and decreased Adjusted EBITDA by $45.0 million.
Interest rate risk
We carry a significant amount of debt that exposes us to interest rate risk. A portion of our debt consists of variable-rate instruments. We have also issued fixed-rate secured and unsecured notes. None of our other financial instruments are subject to material interest rate risk.
At December 31, 2021, we had borrowings of $3,479.9 million under our credit facilities. Borrowings under these facilities bear interest at variable rates based on prevailing LIBOR and EURIBOR rates in the financial markets. Changes to those market rates affect both the amount of cash we pay for interest and our reported interest expense. Our Euro term loans include a zero percent floor on EURIBOR, which has been negative, so the floor provides a partial hedge of our variable interest rate risk on that loan. At December 31, 2021, a 100 basis point increase to the applicable variable rates of interest would have increased the amount of interest by $27.9 million per annum. At December 31, 2020, a 100 basis point increase to the applicable variable rates of interest would have increased the amount of interest by $18.8 million per annum.
Our senior secured notes and senior unsecured notes bear interest at fixed rates, so their fair value will increase if interest rates fall and decrease if interest rates rise. At December 31, 2021, a 100 basis point decrease in the market rate of interest for the notes would have increased their aggregate fair value by $201.7 million. At December 31, 2020, a 100 basis point decrease in the market rate of interest for the notes would have increased their aggregate fair value by $182.1 million.
Item 8.    Financial statements and supplementary data
The information required by this item is included at the end of this report beginning on page F-1.
Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A.    Control and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There have been no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Management’s annual report on internal control over financial reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. As permitted by SEC guidance, the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 excluded Ritter GmbH and Affiliates (“Ritter”), which was acquired on June 10, 2021, and Masterflex LLC (“Masterflex”), which was acquired on November 1, 2021, and whose financial statements each constitute approximately 1% of net sales and less than 2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting which follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Avantor, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Avantor, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 11, 2022, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Ritter GmbH and Affiliates (“Ritter”), which was acquired on June 10, 2021, and Masterflex LLC (“Masterflex”), which was acquired on November 1, 2021, and whose financial statements each constitute approximately 1% of net sales, and less than 2% of net income, of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Ritter and Masterflex.
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
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania

February 11, 2022
Item 9B.    Other information
None.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections.
Not applicable.
PART III
See Part I, “Information about our executive officers” for information about our executive officers, which is incorporated by reference herein. The other information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders.
Item 10.    Directors, executive officers and corporate governance
See Part I, “Information about our executive officers” for information about our executive officers, which is incorporated by reference herein. The other information required by this Item is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2022 annual meeting of stockholders which we intend to file with the SEC no later than 120 days after our 2021 fiscal year end (the “2022 Proxy Statement”).

Item 11.    Executive compensation
The information required by this Item is incorporated by reference to the applicable information in our 2022 Proxy Statement.

Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this Item is incorporated by reference to the applicable information in our 2022 Proxy Statement.

Item 13.    Certain relationships and related transactions, and director independence
The information required by this Item is incorporated by reference to the applicable information in our 2022 Proxy Statement.

Item 14.    Principal accountant fees and services
The information required by this Item is incorporated by reference to the applicable information in our 2022 Proxy Statement.

PART IV
Item 15.    Exhibits and financial statement schedules
The following documents are filed as part of this report.
1.Financial Statements and Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1.
2.Exhibits:

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
3.1	Third Amended and Restated Certificate of Incorporation, effective May 13, 2021	8-K	3.1	5/17/2021
3.2	Third Amended and Restated Bylaws of Avantor, Inc.	8-K	3.1	1/28/2021
3.3	Certificate of Designations of 6.250% Series A Mandatory Convertible Preferred Stock of Avantor, Inc.	8-K	3.3	5/21/2019
4.1	Description of capital stock	10-K	4.1	2/14/2020
4.2	Indenture, dated as of July 17, 2020, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.1	7/17/2020
4.3	Indenture, dated as of November 6, 2020, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent.	8-K	4.1	11/6/2020
4.4	Indenture, dated as of October 26, 2021, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.4	10/26/2021
10.1	Credit Agreement, dated as of November 21, 2017, by and among Vail Holdco Sub LLC, Avantor Funding, Inc. (f/k/a Avantor, Inc.), the guarantors party thereto, Goldman Sachs Bank USA and the other lenders, l/c issuers and parties thereto.	S-1/A	10.1	4/10/2019

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.2	Amendment No. 1, dated as of November 27, 2018 to the Credit Agreement, dated as of November 21, 2017, by and among Vail Holdco Sub LLC, Avantor Funding, Inc. (f/k/a Avantor, Inc.), the guarantors party thereto, Goldman Sachs Bank USA and the other lenders, l/c issuers and parties thereto.	S-1/A	10.2	4/10/2019
10.3	Amendment No. 2 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral, Swing Line Lender and an L/C Issuer, the lenders party thereto and Goldman Sachs Lending Partners LLC, as the Additional Initial B-2 Euro Term Lender and the Additional Initial B-2 Dollar Term Lender.	8-K	10.1	6/18/2019
10.4	Amendment No. 3 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer, the lenders party thereto and Goldman Sachs Lending Partners LLC, as the Additional Initial B-3 Euro Term Lender and the Additional Initial B-3 Dollar Term Lender.	8-K	10.1	1/27/2020
10.5	Amendment No. 4 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer.	8-K	10.1	7/14/2020
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
		8-K	10.1	11/6/2020

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.7
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
10.8
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
		8-K	10.1	7/9/2021
10.9
Amendment No. 8 to the Credit Agreement, dated as of November 21, 2017 (as amended by Amendment No. 1 to Credit Agreement, dated as of November 27, 2018, Amendment No. 2 to Credit Agreement, dated as of June 18, 2019, Amendment No. 3 to Credit Agreement, dated as of January 24, 2020, Amendment No. 4 to Credit Agreement, dated as of July 14, 2020, Amendment No. 5 to Credit Agreement, dated as of November 6, 2020, Amendment No. 6 to Credit Agreement, dated as of June 10, 2021 and Amendment No. 7 to Credit Agreement, dated as of July 7, 2021), among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer, the lenders party thereto and Citibank, N.A., as the New Term Lender
		8-K	10.1	11/2/2021

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.10	Security Agreement, dated as of November 21, 2017, among the grantors identified therein and Goldman Sachs Bank USA, as agent.	S-1/A	10.3	4/10/2019
10.11	First Lien Intercreditor Agreement, dated as of November 21, 2017, by and among Avantor Funding, Inc. (f/k/a Avantor, Inc.), Vail Holdco Sub LLC, the other grantors party thereto, Goldman Sachs Bank USA, as collateral agent for the credit agreement secured parties, the Bank of New York Mellon Trust Company, N.A., as collateral agent for the indenture secured parties and each additional agent party from time to time thereto.	S-1/A	10.4	4/10/2019
10.12	Receivables Purchase Agreement, dated March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time party thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank.	8-K	10.1	3/30/2020
10.13
Amendment No. 1 dated as of December 21, 2021 to the Receivables Purchase Agreement, dated as of March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Adminstrator and LC Bank.
		*
10.14	Purchase and Sale Agreement, dated March 27, 2020, between the various entities listed on Schedule I thereto as Originators and Avantor Receivables Funding, LLC.	8-K	10.2	3/30/2020
10.15^	Avantor Funding, Inc. (f/k/a Avantor, Inc.) Equity Incentive Plan (as amended through September 28, 2016).	S-1/A	10.12	4/5/2019
10.16^	Form of Nonqualified Stock Option Agreement under the Avantor Funding, Inc. Equity Incentive Plan.	S-1/A	10.13	4/25/2019
10.17^	Avantor, Inc. (f/k/a Vail Holdco Corp) Equity Incentive Plan.	S-1/A	10.14	4/5/2019
10.18^	Form of Nonqualified Stock Option Agreement under the Avantor, Inc. Equity Incentive Plan.	S-1/A	10.15	4/25/2019
10.19^	Avantor, Inc. 2019 Equity Incentive Plan	8-K	10.2	5/21/2019
10.20^	Form of Nonqualified Stock Option Agreement under the Avantor, Inc. 2019 Equity Incentive Plan.	S-1/A	10.25	4/25/2019

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.21	Form of Performance Stock Unit Grant Notice Under The Avantor, Inc. 2019 Equity Incentive Plan (Employees)	*
10.22^	Form of Restricted Stock Unit Agreement under the Avantor, Inc. 2019 Equity Incentive Plan (Employees).	S-1/A	10.26	4/25/2019
10.23^	Form of Restricted Stock Unit Agreement under the Avantor, Inc. 2019 Equity Incentive Plan (Non-Employee Directors).	S-1/A	10.27	4/25/2019
10.24^	Avantor, Inc. 2019 Employee Stock Purchase Plan	8-K	10.3	5/21/2019
10.25^	Amendment No. 1 to the Avantor, Inc. 2019 Employee Stock Purchase Plan	S-8	4.4	11/14/2019
10.26^	Amended and Restated Employment Agreement, dated April 10, 2019, between Michael Stubblefield and Avantor, Inc. (f/k/a Vail Holdco Corp)	S-1/A	10.16	4/25/2019
10.27^	Employment Letter Agreement, dated October 5, 2018, between Thomas A. Szlosek and Avantor, Inc. (f/k/a Vail Holdco Corp)	S-1/A	10.17	4/5/2019
10.28^	Amended and Restated Employment Letter Agreement, dated April 2, 2019, between Gerard Brophy and VWR Management Services, LLC	S-1/A	10.19	4/10/2019
10.29^	Contract of Employment, dated June 29, 2018, between Frederic Vanderhaegen and VWR International GmbH	S-1/A	10.20	4/25/2019
10.30^	Addendum to Contract of Employment, dated April 10, 2019, between Frederic Vanderhaegen and VWR International GmbH	S-1/A	10.21	4/25/2019
10.31^	Amended and Restated Employment Letter Agreement, dated April 2, 2019, between Michael Wondrasch and VWR Management Services, LLC	10-Q	10.1	4/28/2021
10.32^	Form of Indemnification Agreement (between Avantor, Inc. and its directors and officers)	S-1/A	10.23	4/25/2019
21	List of subsidiaries of Avantor, Inc.	*
23	Consent of Deloitte & Touche LLP	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
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

Avantor, Inc.

Date: February 11, 2022	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President and Chief Accounting Officer (Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 11, 2022.

/s/ Michael Stubblefield	Director, President and Chief Executive Officer
Michael Stubblefield

/s/ Thomas A. Szlosek	Executive Vice President and Chief Financial Officer
Thomas A. Szlosek

/s/ Steven Eck	Senior Vice President and Chief Accounting Officer
Steven Eck

/s/ Rajiv Gupta	Chairman of the Board of Directors
Rajiv Gupta

/s/ Juan Andres	Director
Juan Andres

/s/ Michael Severino	Director
Michael Severino

/s/ Matthew Holt	Director
Matthew Holt

/s/ John Carethers	Director
John Carethers

/s/ Joseph Massaro	Director
Joseph Massaro

/s/ Jonathan Peacock	Lead Independent Director
Jonathan Peacock

/s/ Lan Kang	Director
Lan Kang

/s/ Christi Shaw	Director
Christi Shaw

/s/ Greg Summe	Director
Greg Summe

/s/ Mala Murthy	Director
Mala Murthy

Avantor, Inc. and subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Avantor, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avantor, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income or loss, stockholders’ equity or deficit, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill —Americas and Europe Reporting Units - Refer to Notes 2, 6 and 11 to the financial statements
Critical Audit Matter Description
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
The assumptions management made to estimate fair value for the Americas and Europe reporting units under the discounted cash flows method included net sales growth and discount rates and, under the guideline public company method, the selection of appropriate peer groups and market multiples. Performing audit procedures to evaluate the reasonableness of these assumptions for the Americas and Europe reporting units required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures over management’s estimates of net sales growth and discount rates as well as the selection of peer groups and market multiples for the Americas and Europe reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment testing, including those over management’s assumptions of net sales growth and discount rates under the discounted cash flows method and the selection of appropriate peer groups and market multiples under the guideline public company method.
•We evaluated management’s ability to accurately forecast net sales growth by comparing management’s forecasts reflected in the prior period Americas and European reporting unit forecasts to actual results.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate assumptions and the selection of peer groups and guideline public company market multiples, including testing the underlying information supporting these assumptions and the mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 11, 2022
We have served as the Company’s auditor since 2010.

Avantor, Inc. and subsidiaries
Consolidated balance sheets

(in millions)	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$301.7	$286.6
Accounts receivable, net of allowances of $26.4 and $26.2	1,222.1	1,113.3
Inventory	872.0	739.6
Other current assets	81.4	91.4
Total current assets	2,477.2	2,230.9
Property, plant and equipment, net of accumulated depreciation of $445.2 and $388.3	705.5	549.9
Other intangible assets, net (see note 11)	5,140.3	4,048.8
Goodwill	5,341.1	2,860.2
Other assets	233.1	216.7
Total assets	$13,897.2	$9,906.5
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$45.2	$26.4
Accounts payable	755.1	678.9
Employee-related liabilities	199.7	179.3
Accrued interest	49.8	44.5
Other current liabilities	401.0	313.6
Total current liabilities	1,450.8	1,242.7
Debt, net of current portion	6,978.0	4,867.5
Deferred income tax liabilities	913.0	723.9
Other liabilities	358.4	398.1
Total liabilities	9,700.2	7,232.2
Commitments and contingencies (see note 13)
Stockholders’ equity:
MCPS including paid-in capital, 20.7 shares outstanding	1,003.7	1,003.7
Common stock including paid-in capital, 609.7 and 580.1 shares outstanding	2,752.6	1,737.6
Accumulated earnings (deficit)	483.9	(88.7)
Accumulated other comprehensive (loss) income	(43.2)	21.7
Total stockholders’ equity	4,197.0	2,674.3
Total liabilities and stockholders’ equity	$13,897.2	$9,906.5

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of operations

(in millions, except per share data)	Year ended December 31,
	2021	2020	2019
Net sales	$7,386.1	$6,393.6	$6,040.3
Cost of sales	4,883.4	4,313.1	4,119.6
Gross profit	2,502.7	2,080.5	1,920.7
Selling, general and administrative expenses	1,530.5	1,373.7	1,368.9
Operating income	972.2	706.8	551.8
Interest expense	(217.4)	(307.6)	(440.0)
Loss on extinguishment of debt	(12.4)	(346.8)	(73.7)
Other income, net	10.6	9.9	2.5
Income before income taxes	753.0	62.3	40.6
Income tax (expense) benefit	(180.4)	54.3	(2.8)
Net income	572.6	116.6	37.8
Accumulation of yield on preferred stock	(64.6)	(64.6)	(152.5)
Accretion of make whole premium on series A preferred stock	—	—	(220.4)
Net income (loss) available to common stockholders	$508.0	$52.0	$(335.1)
Earnings (loss) per share:
Basic	0.86	0.09	(0.84)
Diluted	0.85	0.09	(0.84)
Weighted average shares outstanding:
Basic	590.5	576.3	401.2
Diluted	599.6	583.4	401.2

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of comprehensive income or loss

(in millions)	Year ended December 31,
	2021	2020	2019
Net income	$572.6	$116.6	$37.8
Other comprehensive (loss) income:
Foreign currency translation — unrealized (loss) gain	(62.8)	106.4	(3.3)
Derivative instruments:
Unrealized (loss) gain	(1.6)	1.0	(1.4)
Reclassification of loss (gain) into earnings	3.5	(1.7)	(0.9)
Adjustments to defined benefit plans	8.0	(7.7)	(19.5)
Other comprehensive (loss) income before income taxes	(52.9)	98.0	(25.1)
Income tax (expense) benefit	(12.0)	9.6	5.7
Other comprehensive (loss) income	(64.9)	107.6	(19.4)
Comprehensive income	$507.7	$224.2	$18.4

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of stockholders’ equity or deficit

(in millions)	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated (deficit) earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance on December 31, 2018	—	$—	132.8	$(2,746.8)	$(238.4)	$(66.5)	$(3,051.7)
Impact of new accounting standard	—	—	—	—	(3.1)	—	(3.1)
Issuances, net of issuance costs	20.7	1,003.7	238.1	3,231.9	—	—	4,235.6
Conversion of JCPS	—	—	194.5	1,562.0	—	—	1,562.0
Comprehensive income (loss)	—	—	—	—	37.8	(19.4)	18.4
Stock-based compensation expense	—	—	—	64.4	—	—	64.4
Accumulation of yield on preferred stock	—	—	—	(152.5)	—	—	(152.5)
Accretion of make whole premium on series A preferred stock	—	—	—	(220.4)	—	—	(220.4)
Exercise of stock options	—	—	0.4	0.7	—	—	0.7
Exercise of warrants	—	—	7.0	—	—	—	—
Award reclassification	—	—	—	8.8	—	—	8.8
Balance on December 31, 2019	20.7	$1,003.7	572.8	$1,748.1	$(203.7)	$(85.9)	$2,462.2
Impact of new accounting standard	—	—	—	—	(1.6)	—	(1.6)
Comprehensive income	—	—	—	—	116.6	107.6	224.2
Stock-based compensation expense	—	—	—	42.2	—	—	42.2
Accumulation of yield on preferred stock	—	—	—	(64.6)	—	—	(64.6)
Exercise of stock options and other common stock transactions	—	—	7.3	11.9	—	—	11.9
Balance on December 31, 2020	20.7	$1,003.7	580.1	$1,737.6	$(88.7)	$21.7	$2,674.3

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of stockholders’ equity or deficit (continued)

(in millions)	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated (deficit) earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance on December 31, 2020	20.7	$1,003.7	580.1	$1,737.6	$(88.7)	$21.7	$2,674.3
Comprehensive income (loss)	—	—	—	—	572.6	(64.9)	507.7
Issuance of stock, net of issuance costs	—	—	23.8	967.0	—	—	967.0
Stock-based compensation expense	—	—	—	47.7	—	—	47.7
Accumulation of yield on preferred stock	—	—	—	(64.6)	—	—	(64.6)
Stock option exercises and other common stock transactions	—	—	5.8	64.9	—	—	64.9
Balance on December 31, 2021	20.7	$1,003.7	609.7	$2,752.6	$483.9	$(43.2)	$4,197.0

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of cash flows

(in millions)	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$572.6	$116.6	$37.8
Reconciling adjustments:
Depreciation and amortization	379.2	395.4	398.9
Stock-based compensation expense	50.7	44.1	67.9
Non-cash restructuring charges	—	—	10.4
Provision for accounts receivable and inventory	44.9	69.5	48.1
Deferred income tax benefit	(17.7)	(87.5)	(106.7)
Amortization of deferred financing costs	16.3	23.4	33.5
Loss on extinguishment of debt	12.4	346.8	73.7
Foreign currency remeasurement loss (gain)	6.7	(0.9)	2.4
Changes in assets and liabilities:
Accounts receivable	(111.8)	(102.4)	(68.9)
Inventory	(129.8)	(69.7)	(84.1)
Accounts payable	64.9	110.6	(2.0)
Accrued interest	5.3	(29.7)	(2.4)
Other assets and liabilities	56.9	110.7	(49.3)
Other, net	3.0	2.9	(5.3)
Net cash provided by operating activities	953.6	929.8	354.0
Cash flows from investing activities:
Capital expenditures	(111.1)	(61.6)	(51.6)
Cash paid for acquisitions, net of cash acquired	(4,014.1)	—	—
Other	3.5	2.5	9.5
Net cash used in investing activities	$(4,121.7)	$(59.1)	$(42.1)

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of cash flows (continued)

(in millions)	Year ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Debt borrowings	$2,834.6	$3,938.8	$1.3
Debt repayments	(533.9)	(4,361.5)	(1,878.6)
Payments of debt refinancing fees and premiums	(40.6)	(315.8)	—
Payments of contingent consideration	—	—	(4.6)
Proceeds from issuance of stock, net of issuance costs	967.0	—	4,235.6
Payments of dividends on preferred stock	(64.6)	(64.6)	(31.3)
Redemption of series A preferred stock	—	—	(2,630.9)
Proceeds received from exercise of stock options	82.5	20.2	0.7
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(25.8)	—	—
Net cash provided by (used in) financing activities	3,219.2	(782.9)	(307.8)
Effect of currency rate changes on cash	(13.2)	12.1	(2.5)
Net change in cash, cash equivalents and restricted cash	37.9	99.9	1.6
Cash, cash equivalents and restricted cash, beginning of year	289.2	189.3	187.7
Cash, cash equivalents and restricted cash, end of year	$327.1	$289.2	$189.3

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
The financial statements reflect the adoptions of a new lease standard at January 1, 2019 and a new credit losses standard at January 1, 2020. Information about these new accounting standards is disclosed in note 3.
Principles of consolidation
All intercompany balances and transactions have been eliminated from the financial statements.
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported throughout the financial statements. Actual results could differ from those estimates.
Secondary offerings
On September 15, 2021, we issued 23.81 million shares of our common stock, at a public offering price of $42.00 per share. The proceeds from this offering were $967.0 million, net of $33.0 million of offering costs. The proceeds were used to partially finance the acquisition of Masterflex as discussed in footnote 4 of our consolidated financial statements.
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
We evaluate long-lived assets or asset groups for impairment whenever events or changes in circumstances indicate a potential inability to recover their carrying amounts. Impairment is determined by comparing their carrying value to their estimated undiscounted future cash flows. If long-lived assets or asset groups are impaired, the loss is measured as the amount by which their carrying value exceed their fair value.
Goodwill and other intangible assets
Goodwill represents the excess of the price of an acquired business over the aggregate fair value of its net assets. Other intangible assets consist of both finite-lived and indefinite-lived intangible assets.
Goodwill and other indefinite-lived intangible assets are tested annually for impairment on October 1 of each year. Goodwill impairment testing is performed at the reporting unit level. Our reporting units are Americas, NuSil, Europe and AMEA.
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
Finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis, with customer relationships amortized over lives of ten to 20 years, tradenames amortized over a life of 10 years to 22.5 years and other finite-lived intangible assets amortized over lives of five to 20 years. Amortization is classified in SG&A expenses. We reevaluate the estimated useful lives of our finite-lived intangible assets annually.
Restructuring and severance charges
Restructuring plans are designed to improve gross margins and reduce operating costs over time. We typically incur upfront charges to implement those plans related to employee severance, facility closure and other actions:
•Employee severance and related — Employee severance programs can be voluntary or involuntary. Voluntary severances are recorded at their reasonably estimated amount when associates accept severance offers. Involuntary severances covered by plan or statute are recorded at estimated amounts when probable and reasonably estimable. Significant judgment is required to determine probability and whether the amount can be reasonably estimated. Involuntary severances requiring continuing service are measured at fair value as of the termination date and recognized on a straight-line basis over the service period. Other involuntary severances are recognized at fair value on the date we notify associates of the severance plan, provided approval is obtained by the appropriate level of management.
•Facility closure — On the date we cease using a facility, facility lease assets are tested for impairment in the same way as other long-lived assets. The remaining lease expense is recognized between the period that we commit to cease use of a facility and the date we exit.
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
Debt
Borrowings under lines of credit are stated at their face amount. Borrowings under term debt and through the issuance of notes are stated at their face amounts net of unamortized deferred financing costs, including any original issue discounts or premiums.
The accounting for financing costs depends on whether debt is newly issued, extinguished or modified. That determination is made on an individual lender basis when the lenders are part of a syndication. When new debt is issued, financing costs and discounts are deferred and recognized as interest expense through maturity of the debt. When debt is extinguished, unamortized deferred financing costs and discounts are written off and presented as a loss on extinguishment of debt. When debt is modified, new financing costs and prior unamortized deferred financing costs may be either (i) immediately recognized as interest expense, other expense, or SG&A expense or (ii) deferred and recognized as interest expense through maturity of the modified debt, depending on the type of cost and whether the modification was substantial or insubstantial.
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
Control of a performance obligation may transfer to the customer either at a point in time or over time depending on an evaluation of the specific facts and circumstances for each contract, including the terms and conditions of the contract as agreed with the customer, as well as the nature of the products or services to be provided. The substantial majority of our net sales are recognized at a point in time based upon the delivery of products to customers pursuant to purchase orders. We recognize service revenues and sales of certain of our custom-manufactured products over time as control passes to the customer concurrent with our performance. We are able to fulfill most purchase orders rapidly, and service and custom-manufacturing cycles are short. As a result, we do not record material contract assets or liabilities, nor do we have material unfulfilled performance obligations.
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
SARs
SARs were issued to our employees by a NuSil investor. Prior to their settlement in November 2019 (see note 18), these awards were accounted as contributed capital in a manner similar to how a parent accounts for a contribution to an equity-method investee. The contributed capital was required to be remeasured at fair value at the end of each reporting period. That contribution was included in the noncontrolling interest until it was derecognized in November 2017 in connection with a legal entity restructuring. Since then through November 2019, the contribution had been included within the common stock including paid-in capital. Changes to the fair value of the contributed capital were recognized as adjustments to stock-based compensation expense each period.
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
We determine if an arrangement is a lease at inception. Short-term leases, defined as having an initial term of twelve months or less, are expensed as incurred and not recorded on the balance sheet. We record the value of all other leased property and the related obligations as assets and liabilities on the balance sheet. Information about the amount and classification of lease assets and liabilities is included in note 23.
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
Business combinations
We account for business acquisitions under the accounting standards for business combinations. The results of each acquisition are included in our consolidated results as of the acquisition date and the purchase price of an acquisition is allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. Any excess of the fair value consideration transferred over the estimated fair values of the net assets acquired is recognized as goodwill.
Any purchase price that is considered contingent consideration is measured at its estimated fair value at the acquisition date. Contingent consideration is remeasured at the end of each reporting period, with changes in estimated fair value being recorded through SG&A expense within our statement of operations.

3.    New accounting standards
New business combinations standard
In October 2021, the FASB issued Accounting Standards Update 2021-08, Accounting for contract assets and contract liabilities from contracts with customers, which amends the existing business combination guidance (Accounting Standards Codification Topic 805) to require acquiring entities to apply the new revenue recognition standard (Accounting Standards Codification Topic 606) to recognize and measure contract assets and contract liabilities in a business combination. As a result of the amendments under this new standard, it is expected that the acquirer in a business combination will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquired business recognized and measured them in the pre-acquisition financial statements.
The new standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. An entity that early adopts the standard at an interim date should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. We have elected to early adopt this standard and have applied the related accounting to each business combination that we completed in the current fiscal year. The impact of adopting this standard was not material to our financial statements.
New tax standard
In December 2019, the FASB issued a new standard to simplify the accounting for income taxes by removing certain exceptions to the existing guidance and also providing for additional clarification. This standard encompasses multiple amendments, and requires adoption either retrospectively, prospectively, or using a modified retrospective approach, depending on the amendment. For the amendments in which we are given the choice between adopting retrospectively or on a modified retrospective basis, we will adopt on a modified retrospective basis. All other amendments will be adopted using the method prescribed by the standard. The standard was effective on January 1, 2021 and its impact is immaterial.
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
New lease standard
In February 2016, the FASB issued a new standard related to leases. The most significant change for us was the recognition of new assets and liabilities for leases classified as operating leases. The standard also expanded disclosures about the amount, timing, and uncertainty of cash flows arising from leases. Our accounting for finance leases was substantially unchanged. Those new disclosures are provided in notes 2 and 23.

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
4. Business combinations
Masterflex acquisition
On November 1, 2021, we completed the acquisition of Masterflex for preliminary cash consideration of $2,845.3 million. Masterflex is a leading global manufacturer of peristaltic pumps and aseptic single-use fluid transfer technologies. The acquisition strengthens Avantor's offering across all bioproduction and research platforms including monoclonal antibodies (mAbs), cell and gene therapy and mRNA, and supports both therapy and vaccine manufacturing including COVID-19.
We funded the acquisition through debt issuances of $900.0 million under our senior secured term loan facility and $800.0 million of 3.875% senior unsecured notes and gross proceeds from a secondary equity offering of $1,000.0 million, along with cash on hand. Additional details about the debt and equity offerings can be found in footnotes 14 and 15 to our consolidated financial statements, respectively.
The preliminary fair value of the net assets acquired on November 1, 2021 was $2,845.3 million, which included the following:

(in millions)	November 1, 2021
Inventory	$31.7
Property, plant & equipment	10.1
Other intangible assets	1,231.5
Goodwill	1,742.6
Other assets and liabilities	(31.6)
Deferred income taxes, net	(139.0)
Total net assets	$2,845.3
The assets acquired and liabilities assumed are recorded at their preliminary estimated fair values primarily within our Americas operating segment as of November 1, 2021, and remain subject to change as we complete our determination of the final acquired assets and liabilities assumed, the impact of which could be material.
The following table summarizes the preliminary fair value of intangible assets acquired on November 1, 2021 and their related weighted average amortization periods:

(dollars in millions)	Fair value	Weighted average estimated life
Tradename	$236.7	22.5 years
Customer relationships	736.9	15.0 years
Developed technology	257.9	11.0 years
Total	$1,231.5
Given the timing of the acquisition, the preliminary intangible asset allocation and their respective estimated useful lives were determined based on an industry benchmarking analysis of the allocation of the percentage of intangible assets of purchase price from recent comparable transactions. The difference between the benchmark estimate and the final fair values may be material. The goodwill represents intellectual capital and the acquired assembled workforce, which are other intangible assets that do not qualify for separate recognition. A portion of the goodwill is deductible for tax purposes.
Since the acquisition date, Masterflex has generated revenues of $40.6 million.
Ritter GmbH acquisition
On June 10, 2021, we completed the acquisition of Ritter GmbH for net cash consideration of $1,079.8 million, and contingent consideration with an initial fair value of $6.1 million. Ritter GmbH's current business is focused on providing diagnostic system providers and liquid handling OEMs with robotic fluid handling tips, plates, and other consumables. The combination of our companies expanded our proprietary offerings to our biopharma and healthcare customers and enhance our offerings for critical lab automation workflows. The combined businesses also share similar characteristics including a recurring, specification-driven revenue profile and a consumable-driven portfolio of products produced to exacting standards that enhances our unique customer value proposition.
To fund the acquisition, we issued debt under our senior secured term loan facility in an aggregate principal amount of $1,134.6 million.
The purchase consideration is as follows:

(in millions)	June 10, 2021
Cash paid at closing	$1,084.5
Cash acquired	(4.7)
Net cash consideration	1,079.8
Fair value of acquisition contingent consideration	6.1
Purchase price	$1,085.9

The contingent consideration has a maximum potential payout of €300.0 million over three years. The fair value of the contingent consideration is determined using a Monte Carlo simulation as further described in note 22.
The fair value of the net assets acquired on June 10, 2021 was $1,085.9 million, which included the following:

(in millions)	June 10, 2021
Accounts receivable	$33.7
Inventory	30.0
Property, plant & equipment	141.2
Other intangible assets	220.0
Goodwill	807.0
Other assets and liabilities	(0.2)
Accounts payable	(21.5)
Accrued expenses	(37.2)
Debt	(20.4)
Deferred income taxes, net	(66.7)
Total net assets	$1,085.9
The following table summarizes the fair value of intangible assets acquired on June 10, 2021 and their related weighted average amortization period:

(dollars in millions)	Fair value	Weighted average estimated life
Customer relationships	$125.0	18.0 years
Developed technology	95.0	7.0 years
Total	$220.0
The goodwill represents intellectual capital and the acquired assembled workforce, which are other intangible assets that do not qualify for separate recognition. Of the goodwill recognized, none is deductible for tax purposes.
Since the acquisition date, Ritter generated revenues of $108.3 million.
RIM Bio acquisition
On June 1, 2021, we completed the acquisition of RIM Bio, a China-based single-use bioprocess bag manufacturer. RIM Bio's current business provides a complete range of single-use 2D bags, 3D bags, tank liners, bag assemblies and multi-bag manifolds used in the manufacturing of biologics including monoclonal antibodies (mAbs), vaccines, cell and gene therapies, and recombinant proteins. The addition of RIM Bio enables us to better serve our customers by expanding our single-use manufacturing, distribution, and cleanroom capabilities to the AMEA region. The impact of this acquisition is not material to our consolidated financial statements.

Acquisition-related costs of completed acquisitions
For the year ended December 31, 2021, we incurred $77.8 million of acquisition-related costs. These costs consist of non-recurring legal, accounting, investment banking, certain financing and consulting fees incurred to complete our acquisitions. All acquisition costs are expensed in the period incurred and excluded from Adjusted EBITDA, as shown in footnote 7 of these consolidated financial statements. These acquisition costs have been primarily recorded within the Europe, Americas and Corporate operating segments and presented in SG&A in the consolidated statements of operations.
Proforma disclosures
The following unaudited pro forma combined financial information for the fiscal years ended December 31, 2021 and 2020 gives effect to the Ritter and Masterflex acquisitions as if they had occurred on January 1, 2020. The pro forma information is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company.

(in millions)	Year ended December 31,
	2021	2020
Revenue	$7,699.2	$6,716.5
Net income (loss)	609.3	(29.9)
The unaudited pro forma combined financial information presented above includes the accounting effects of the Ritter and Masterflex acquisitions, including, to the extent applicable, amortization charges from acquired intangible assets; depreciation of property, plant and equipment that have been revalued; transaction costs; interest expense; and the related tax effects.
5.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the years ended December 31, 2021 and 2020:

(in millions, except per share data)	Year ended December 31, 2021			Year ended December 31, 2020
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$508.0	590.5	$0.86	$52.0	576.3	$0.09
Dilutive effect of stock-based awards	—	9.1		—	7.1
Diluted	$508.0	599.6	$0.85	$52.0	583.4	$0.09
For the years ended December 31, 2021 and 2020, diluted earnings per share included accumulation of yield on preferred stock of $64.6 million, and excluded 62.9 million of common stock equivalents under the MCPS because they were anti-dilutive to the calculation.

For the year ended December 31, 2019, basic and diluted loss per share calculations were the same because we reported a net loss available to common stockholders. The following table presents the number of common shares from convertible instruments that were excluded from the calculations of diluted loss per share because their effect would have been anti-dilutive:

(in millions)
Year ended December 31, 2019
Stock options	23.0
Restricted stock units	4.2
MCPS	62.9
Total	90.1
6.    Risks and uncertainties
Remeasurement of foreign-denominated debt and intercompany borrowings
Our operations span the globe. To fund those operations, we have entered into significant Euro-denominated indebtedness (see note 14), and we have also established significant intercompany borrowings among our subsidiaries that are denominated in various currencies. Changes in foreign currency exchange rates, particularly the Euro, have required us to record gains and losses, some of which have been significant, to remeasure the debt and the intercompany borrowings into functional currencies of the subsidiaries holding them.
On July 11, 2019, we completed an intercompany recapitalization that is intended to mitigate substantially all of our net Euro financing exposure in future periods. We still expect to record gains and losses related to intercompany borrowings denominated in other currencies. Historically, the remeasurement of borrowings denominated in currencies other than the Euro has not been material.
Impairment testing
On October 1, 2021, we performed quantitative annual impairment testing of goodwill for each of our reporting units. We did not record any impairment charges. Each reporting unit had a fair value that was substantially in excess of its carrying value.
Unfavorable changes to forecasted results and other assumptions used to determine fair values of reporting units or long-lived assets could present a risk of impairment in future periods. We have not recorded any material impairments during the periods presented.
Collective bargaining arrangements
As of December 31, 2021, approximately 6% of our employees in North America were represented by unions, and a majority of our employees in Europe are represented by workers’ councils or unions.
7.    Segment financial information
We report based on three geographic segments based on customer location: the Americas, Europe and AMEA. Each segment manufactures and distributes solutions for the life sciences and advanced technologies & applied materials industries. Corporate costs are managed on a standalone basis and not allocated to segments.

The following tables present information by reportable segment:

(in millions)	Net sales Year ended December 31,			Adjusted EBITDA Year ended December 31,
	2021	2020	2019	2021	2020	2019
Americas	$4,237.4	$3,731.5	$3,584.8	$978.4	$802.4	$703.5
Europe	2,677.3	2,286.7	2,102.0	538.5	397.8	356.2
AMEA	471.4	375.4	353.5	113.9	79.8	81.3
Corporate	—	—	—	(172.2)	(138.4)	(109.8)
Total	$7,386.1	$6,393.6	$6,040.3	$1,458.6	$1,141.6	$1,031.2

(in millions)	Capital expenditures Year ended December 31,			Depreciation and amortization Year ended December 31,
	2021	2020	2019	2021	2020	2019
Americas	$75.0	$36.0	$32.8	$232.3	$245.8	$249.7
Europe	33.3	22.2	12.7	140.9	139.8	141.0
AMEA	2.8	3.4	6.1	6.0	9.8	8.2
Total	$111.1	$61.6	$51.6	$379.2	$395.4	$398.9
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.

The following table presents the reconciliation of Adjusted EBITDA from net income or loss:

(in millions)	Year ended December 31,
	2021	2020	2019
Net income	$572.6	$116.6	$37.8
Interest expense	217.4	307.6	440.0
Income tax expense (benefit)	180.4	(54.3)	2.8
Depreciation and amortization	379.2	395.4	398.9
Loss on extinguishment of debt	12.4	346.8	73.7
Net foreign currency loss (gain) from financing activities	1.3	(0.7)	1.9
Other stock-based compensation expense	3.0	1.3	36.8
Acquisition-related expenses[1]	77.8	—	1.7
Integration-related expenses[2]	15.9	17.1	24.0
Purchase accounting adjustments[3]	6.3	—	(10.7)
Restructuring and severance charges[4]	5.3	11.8	24.3
Receipt of disgorgement penalty[5]	(13.0)	—	—
Adjusted EBITDA	$1,458.6	$1,141.6	$1,031.2
━━━━━━━━━
1.Represents legal, accounting, financing, investment banking and consulting fees incurred related to completed and pending acquisitions. Generally, these expenses are incurred prior to and at the closing of acquisitions.
2.Represents non-recurring direct costs incurred with third parties to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
3.Represents the amortization of the purchase accounting adjustment we made to reflect Ritter’s acquired inventory at fair value upon acquisition in 2021, as shown in note 4 to our consolidated financial statements beginning on page F-1 of this report. In 2019 the amount relates mostly to a normalization of expense for prepaid customer rebates that were derecognized in purchase accounting.
4.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
5.As described in note 19 to our consolidated financial statements beginning on F-1 of this report.
The following table presents net sales by product line:

(in millions)	Year ended December 31,
	2021	2020	2019
Proprietary materials & consumables	$2,548.2	$2,043.6	$1,765.4
Third party materials & consumables	2,906.3	2,671.8	2,583.6
Services & specialty procurement	922.6	817.5	778.9
Equipment & instrumentation	1,009.0	860.7	912.4
Total	$7,386.1	$6,393.6	$6,040.3
The following table presents information by geographic area:

(in millions)	Net sales Year ended December 31,			Property, plant and equipment, net December 31,
	2021	2020	2019	2021	2020
United States	$3,931.7	$3,493.7	$3,330.9	$383.7	$352.4
Germany	561.7	511.4	464.4	158.5	20.3
Other countries in Europe	2,115.6	1,775.3	1,637.6	107.1	117.1
All other countries	777.1	613.2	607.4	56.2	60.1
Total	$7,386.1	$6,393.6	$6,040.3	$705.5	$549.9

8.    Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash flow information:

(in millions)	December 31,
	2021	2020
Cash and cash equivalents	$301.7	$286.6
Restricted cash classified as other assets	25.4	2.6
Total	$327.1	$289.2

(in millions)	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Cash paid for income taxes, net	$144.7	$42.7	$112.3
Cash paid for interest, excluding financing leases	187.0	317.8	405.5
Cash paid for interest on finance leases	5.1	5.3	4.9
Cash paid under operating leases	43.6	42.3	44.1
Cash flows from financing activities:
Cash paid under finance leases	4.7	4.3	5.5
At December 31, 2021, $256.5 million or 85% of our cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.
The following table presents the classification on the statements of cash flows of contingent consideration payments:

(in millions)	Year ended December 31,
	2021	2020	2019
Operating activities, other reconciling adjustments	$—	$—	$—
Financing activities	—	—	4.6
Total	$—	$—	$4.6

9.    Inventory
The following table presents components of inventory:

(dollars in millions)	December 31,
	2021	2020
Merchandise inventory	$562.9	$463.0
Finished goods	102.6	115.9
Raw materials	156.1	123.2
Work in process	50.4	37.5
Total	$872.0	$739.6
Inventory under the LIFO method:
Percentage of total inventory	23%	29%
Excess of current cost over carrying value	$24.9	$19.0

10.    Property, plant and equipment
The following table presents the components of property, plant and equipment:

(in millions)	December 31,
	2021	2020
Buildings and related improvements	$384.3	$359.2
Machinery, equipment and other	479.5	376.3
Software	122.3	106.7
Land	67.7	47.1
Assets not yet placed into service	96.9	48.9
Property, plant and equipment, gross	1,150.7	938.2
Accumulated depreciation	(445.2)	(388.3)
Property, plant and equipment, net	$705.5	$549.9
Depreciation expense was $88.4 million in 2021, $87.9 million in 2020 and $86.6 million in 2019.

11.    Goodwill and other intangible assets
The following tables present changes in goodwill by segment:

(in millions)	December 31, 2021
	Americas	Europe	AMEA	Total
Beginning balance, net	$1,611.6	$1,218.5	$30.1	$2,860.2
Currency translation	0.8	(127.6)	(0.4)	(127.2)
Additions	1,799.0	807.0	2.1	2,608.1
Ending balance, net	3,411.4	1,897.9	31.8	5,341.1
Accumulated impairment losses	21.0	6.7	11.1	38.8
Ending balance, gross	$3,432.4	$1,904.6	$42.9	$5,379.9

(in millions)	Year ended December 31, 2020
	Americas	Europe	AMEA	Total
Beginning balance, net	$1,609.6	$1,130.1	$29.7	$2,769.4
Currency translation	2.0	87.1	0.4	89.5
Other	—	1.3	—	1.3
Ending balance, net	1,611.6	1,218.5	30.1	2,860.2
Accumulated impairment losses	21.0	6.7	11.1	38.8
Ending balance, gross	$1,632.6	$1,225.2	$41.2	$2,899.0
The following table presents the components of other intangible assets:

(in millions)	December 31, 2021			December 31, 2020
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$5,474.2	$1,121.6	$4,352.6	$4,701.6	$894.9	$3,806.7
Trade names	505.1	194.1	311.0	275.7	184.3	91.4
Other	541.5	157.1	384.4	185.4	127.0	58.4
Total finite-lived	$6,520.8	$1,472.8	5,048.0	$5,162.7	$1,206.2	3,956.5
Indefinite-lived			92.3			92.3
Total			$5,140.3			$4,048.8
Amortization expense was $290.8 million in 2021, $307.5 million in 2020 and $312.3 million in 2019.

The following table presents estimated future amortization:

(in millions)	December 31, 2021
2022	$364.2
2023	351.9
2024	351.9
2025	350.6
2026	349.3
Thereafter	3,280.1
Total	$5,048.0

12.    Restructuring and severance
The following table presents restructuring and severance expenses by plan:

(in millions)	Year ended December 31,
	2021	2020	2019
2017 restructuring program	$—	$11.0	$23.0
Other	5.3	0.8	1.3
Total	$5.3	$11.8	$24.3
Current year restructuring expenses represent costs related to facility closures and employee severance under various management-approved productivity initiatives.
2017 restructuring program
The 2017 restructuring program was a three-year program designed to optimize our sales, gross margins and operating costs, and concluded at December 31, 2020. Spending under the program included $9.6 million for capital expenditures and $129.8 million for employee severance and related costs, facility closures and other charges through its three year duration. The program includes combining sales and marketing resources, eliminating redundant corporate functions, optimizing procurement and our manufacturing footprint, and implementing best practices throughout the organization.
The following table presents information about expenses under the 2017 restructuring program for the periods covered under this report in which the plan was active:

(in millions)	Year ended December 31,		Expenses incurred
	2020	2019
Employee severance and related	$10.7	$11.7	$88.6
Facility closure	0.3	0.9	2.4
Other	—	10.4	38.8
Total	$11.0	$23.0	$129.8

Americas	$1.1	$12.1	$53.8
Europe	9.9	9.8	60.3
AMEA	—	—	0.8
Corporate	—	1.1	14.9
Total	$11.0	$23.0	$129.8

Other expenses in the table above were to write-down the carrying value of assets we plan to close or sell under the program, the largest of which were charges of $10.0 million in 2019 to write-down finite-lived intangible assets related to a discontinued product line.
The following table presents changes to accrued employee severance and related expenses under the 2017 restructuring program, which are primarily classified as employee-related current liabilities:

(in millions)	Year ended December 31,
	2021	2020	2019
Beginning balance	$12.4	$15.8	$33.6
Expenses	—	10.7	11.7
Cash payments	(7.6)	(15.1)	(29.1)
Currency translation	(0.7)	1.0	(0.4)
Ending balance	$4.1	$12.4	$15.8

13.    Commitments and contingencies
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
Other noteworthy matters
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. This matter is covered by the indemnification arrangement previously described. At December 31, 2021, our accrued obligation under this order is $3.5 million, which is calculated based on expected cash payments discounted at rates ranging from 0.3% in 2021 to 2.0% in 2045. The undiscounted amount of that obligation is $4.2 million.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At December 31, 2021, our balance sheet includes a liability of $2.7 million for remediation and monitoring costs. That liability is estimated primarily on expected remediation payments discounted through 2021 and is not materially different than its undiscounted amount.
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
Litigation
At December 31, 2021, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

14.    Debt
The following table presents information about our debt:

(dollars in millions)	December 31, 2021			December 31, 2020
	Interest terms	Rate	Amount
Receivables facility	LIBOR plus 0.90%	1.00%	$—	$—
Senior secured credit facilities:
Euro term loans	EURIBOR plus 2.25%	2.25%	133.9	344.8
Euro term loans	EURIBOR plus 2.00%	2.00%	367.9	—
Euro term loans	EURIBOR plus 2.50%	2.50%	684.9	—
U.S. dollar term loans	LIBOR plus 2.00%	2.50%	229.3	546.7
U.S. dollar term loans	LIBOR plus 2.25%	2.75%	2,063.9	1,175.0
2.625% secured notes	fixed rate	2.625%	739.6	795.0
3.875% unsecured notes	fixed rate	3.875%	800.0	—
3.875% unsecured notes	fixed rate	3.875%	455.1	489.2
4.625 % unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			71.2	71.5
Other			17.4	—
Total debt, gross			7,113.2	4,972.2
Less: unamortized deferred financing costs			(90.0)	(78.3)
Total debt			$7,023.2	$4,893.9
Classification on balance sheets:
Current portion of debt			$45.2	$26.4
Debt, net of current portion			6,978.0	4,867.5
The following table presents mandatory future repayments of debt principal:

(in millions)	December 31, 2021
2022	$45.2
2023	44.9
2024	385.3
2025	776.3
2026	385.8
Thereafter	5,475.7
Total debt, gross	$7,113.2

Credit facilities
The following table presents availability under our credit facilities:

(in millions)	December 31, 2021
	Receivables facility	Revolving credit facility	Total
Capacity	$300.0	$515.0	$815.0
Undrawn letters of credit outstanding	(9.8)	—	(9.8)
Outstanding borrowings	—	—	—
Unused availability	$290.2	$515.0	$805.2
Current availability under the receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. At December 31, 2021, $504.9 million of accounts receivable were available as collateral under the facility.
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
The receivables facility includes representations and covenants that we consider usual and customary, including a financial covenant. That covenant becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. When applicable, we may not have total borrowings in excess of a pro forma net leverage ratio, as defined. This covenant was not applicable at December 31, 2021.
Senior secured credit facilities
On December 31, 2021, the senior secured credit facilities consist of a $515.0 million revolving credit facility that matures on July 14, 2025, a $133.9 million term loan facility and a $229.3 million term loan facility that mature on November 21, 2024, a $2,063.9 million term loan facility that matures on November 8, 2027, a $367.9 million term loan facility that matures on June 9, 2026 and a $684.9 million term loan facility that matures on June 9, 2028. The revolving credit facility allows us to issue letters of credit and also to issue short term notes. Borrowings under the facilities are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of their assets except for the accounts receivable that secure the receivables facility.
On July 7, 2021, we amended our U.S. Dollar terms loans under our senior secured credit facilities. The amendment reduced the LIBOR floor in our interest calculation from 1.00% to 0.50%. The costs to complete the amendment were not material.
On June 10, 2021, in connection with the acquisition of Ritter GmbH, we issued $396.5 million and $738.1 million of term loans that mature on June 9, 2026 and June 9, 2028, respectively. The debt bears interest at variable rates, and the interest rates for each respective instrument at December 31, 2021 are presented in the table above. We capitalized issuance costs of $22.5 million related to these term loans.
The senior secured credit facilities bear interest at variable rates. The margin on the revolving credit facility declines if certain net leverage ratios are achieved. Various other immaterial fees are payable under the facilities.
On October 26, 2021, in connection with the acquisition of Masterflex, we issued $800.0 million aggregate principal amount of 3.875% senior unsecured notes. The notes are due on November 1, 2029, with interest payable semi-annually on May 1 and November 1 of each year. We capitalized issuance costs of $10.0 million related to these notes.
On November 1, 2021, in connection with the acquisition of Masterflex, we amended our senior secured credit facilities and issued $900.0 million of incremental U.S. Dollar term loans at Libor plus 2.25%. We incurred $19.9 million of issuance costs, of which $8.0 million were capitalized and $11.9 million were expensed, as these costs related to the portion of the issuance that was deemed to be a modification of the original debt.
We are required to make additional prepayments if: (i) we generate excess cash flows, as defined, at specified percentages that decline if certain net leverage ratios are achieved; or (ii) we receive cash proceeds from certain types of asset sales or debt issuances. No additional required prepayments have become due since the inception of the credit facilities. We may also prepay the term loans at our option. In 2021 and 2020, we made optional prepayments of $190.0 million and $76.4 million, respectively, of Euro term loans and $312.7 million and $123.7 million, respectively, of U.S. dollar term loans. In connection with the 2021 and 2020 optional prepayments, we recorded losses on extinguishment of debt of $12.4 million and $5.7 million, respectively, for the proportional write-off of the related unamortized deferred financing costs.
The senior secured credit facilities contain certain other customary covenants, including a financial covenant. That covenant becomes applicable in periods when we have drawn more than 35% of our revolving credit facility. When applicable, we may not have total borrowings in excess of a pro forma net leverage ratio, as defined. This covenant was not applicable at December 31, 2021.

15.    Equity
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
MCPS
MCPS accrues cumulative dividends at a rate of 6.250% per annum on the liquidation preference of $50.00 per share. Accrued cumulative dividends in arrears as of December 31, 2021 was $8.1 million, and we paid a dividend of $64.6 million during the year ended December 31, 2021. Each share of MCPS converts into between 3.0395 and 3.5714 shares of common stock, depending upon the average trading price of our common stock leading up to the conversion date and subject to customary anti-dilution adjustments. The MCPS converts:
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
In the event of any bankruptcy, liquidation, dissolution or winding up of the Company, the holders are entitled to a liquidation preference of $50.00 in cash per share before any payment or distribution is made to holders of common stock.
Common stock
Each share of common stock entitles the holder to one vote for applicable matters. Holders are entitled to receive dividends declared by the board of directors and a pro rata share of assets available for distribution after satisfaction of the rights of the preferred stockholders.
Secondary equity offering
On September 15, 2021 we issued 23.81 million shares of our common stock, at a public offering price of $42.00 per share. The proceeds from this offering were $967.0 million, net of $33.0 million of offering costs and were used to partially finance the acquisition of Masterflex as discussed in footnote 4 of our consolidated financial statements.
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
The following table presents the changes in the series A preferred stock:

(in millions)	Year ended December 31, 2019
	Shares	Amount
Beginning balance	2.3	$2,297.3
Adjustment to redemption value	0.2	220.4
Accumulation of yield	0.1	113.2
Redemption	(2.6)	(2,630.9)
Ending balance	—	$—
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
In connection with our IPO, each share converted into shares of common stock.

The following table presents the changes in junior convertible preferred stock:

(in millions)	Year ended December 31, 2019
	Shares	Amount
Beginning balance	1.7	$1,562.0
Conversion	(1.7)	(1,562.0)
Ending balance	—	$—
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
16.    Accumulated other comprehensive income (loss)
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance on December 31, 2018	$(59.0)	$1.1	$(8.6)	$(66.5)
Unrealized (loss)	(3.3)	(1.4)	(18.9)	(23.6)
Reclassification of (gain) into earnings	—	(0.9)	(0.6)	(1.5)
Increase due to income taxes	—	0.7	5.0	5.7
Balance on December 31, 2019	(62.3)	(0.5)	(23.1)	(85.9)
Unrealized gain (loss)	106.4	1.0	(8.3)	99.1
Reclassification of (gain) loss into earnings	—	(1.7)	0.6	(1.1)
Increase due to income taxes	7.7	0.2	1.7	9.6
Balance on December 31, 2020	51.8	(1.0)	(29.1)	21.7
Unrealized (loss) gain	(62.8)	(1.6)	7.9	(56.5)
Reclassification of loss into earnings	—	3.5	0.1	3.6
(Decrease) due to income taxes	(8.2)	(0.5)	(3.3)	(12.0)
Balance on December 31, 2021	$(19.2)	$0.4	$(24.4)	$(43.2)
The reclassifications and income tax effects shown above were immaterial to the financial statements and were made to either cost of sales or selling, general and administrative expense depending upon the nature of the underlying transaction. The income tax effects in 2021 on foreign currency translation were due to our net investment hedge discussed in note 21.
17.    Employee benefit plans
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
The following table presents changes in benefit obligations and plan assets and the funded status of our plans:

(in millions)	U.S. pension plans Year ended December 31,		Non-U.S. pension plans Year ended December 31,		U.S. medical plan Year ended December 31,
	2021	2020	2021	2020	2021	2020
Benefit obligation:
Beginning balance	$246.0	$228.8	$301.4	$258.1	$15.3	$15.5
Service cost	3.6	3.2	5.5	5.0	0.2	0.2
Interest cost	4.4	6.3	2.6	3.4	0.3	0.4
Employee contributions	—	—	1.2	1.1	—	—
Actuarial (gain) loss	(7.6)	24.4	(1.7)	22.9	(0.5)	(0.4)
Benefits paid	(16.3)	(16.7)	(3.3)	(4.3)	(0.4)	(0.4)
Settlements and curtailments	—	—	(1.7)	(3.6)	—	—
Currency translation	—	—	(11.1)	18.5	—	—
Other	—	—	(1.3)	0.3	—	—
Ending balance	230.1	246.0	291.6	301.4	14.9	15.3
Fair value of plan assets:
Beginning balance	286.6	256.0	167.5	147.2	—	—
Return (loss) on plan assets	(2.1)	46.6	16.9	14.5	—	—
Employer contributions	0.7	0.7	5.2	5.0	0.4	0.4
Employee contributions	—	—	1.2	1.1	—	—
Benefits paid	(16.3)	(16.7)	(3.3)	(4.3)	(0.4)	(0.4)
Settlements and curtailments	—	—	(1.7)	(3.6)	—	—
Currency translation	—	—	(3.0)	7.6	—	—
Other	—	—	—	—	—	—
Ending balance	268.9	286.6	182.8	167.5	—	—
Funded status at end of year	$38.8	$40.6	$(108.8)	$(133.9)	$(14.9)	$(15.3)

The following table presents other balance sheet information for defined benefit plans:

(in millions)	U.S. pension plans December 31,		Non-U.S. pension plans December 31,		U.S. medical plan December 31,
	2021	2020	2021	2020	2021	2020
Accumulated benefit obligation	$222.1	$238.8	$277.5	$294.9	$14.7	$15.3
Amounts recorded in balance sheet:
Other assets	$49.2	$51.8	$2.9	$—	$—	$—
Other current liabilities	(0.7)	(0.7)	(2.9)	(2.7)	(0.8)	(0.7)
Other liabilities	(9.7)	(10.5)	(108.8)	(131.2)	(14.1)	(14.6)
Funded status	$38.8	$40.6	$(108.8)	$(133.9)	$(14.9)	$(15.3)
Components of AOCI, excluding tax effects:
Actuarial (loss) gain	$(16.4)	$(9.6)	$(20.9)	$(36.1)	$6.8	$6.8
Prior service gain (loss)	—	—	1.0	(0.3)	0.2	0.4
The following table presents the assumptions used to determine the benefit obligation:

	U.S. pension plans December 31,		Non-U.S. pension plans December 31,		U.S. medical plan December 31,
	2021	2020	2021	2020	2021	2020
Discount rate	2.8%	2.5%	1.3%	1.0%	2.8%	2.4%
Annual rate of salary increase	2.5%	2.5%	1.8%	1.8%	—	—
Health care cost trends:
Initial rate	n/a	n/a	n/a	n/a	5.4%	5.4%
Ultimate rate	n/a	n/a	n/a	n/a	4.0%	4.5%
Year ultimate rate is reached	n/a	n/a	n/a	n/a	2046	2037

The discount rate continues to be the primary driver for changes in the projected benefit obligation. The increases in discount rates in 2021 caused most of the actuarial gains in the U.S. and Non-U.S. pension plan projected benefit obligation. In 2020 the fall in discount rates was the primary reason for the losses on projected benefit obligation. The actuarial gains in the U.S. medical plan in 2021 were also primarily driven by the increase in the discount rate in 2021; in 2020 the fall in discount rates was the primary reason for the actuarial losses.

The following table presents future benefits expected to be paid:

(in millions)	December 31, 2021
	U.S. pension plans	Non-U.S. pension plans	U.S. medical plan
2022	$14.1	$8.0	$0.7
2023	13.6	8.2	0.8
2024	13.2	7.9	0.9
2025	13.1	8.7	0.9
2026	13.2	9.5	0.9
2027 – 2031	65.3	50.9	5.0
We do not expect to make any material contributions to our defined benefit plans in 2022.
The following table presents the allocation of plan assets:

(in millions)	December 31, 2021					December 31, 2020
	Total	Level 1	Level 2	Level 3	NAV[1]	Total	Level 1	Level 2	Level 3	NAV[1]
U.S. plans:
Cash	$4.2	$4.2	$—	$—	$—	$1.0	$1.0	$—	$—	$—
Fixed income	211.7	—	211.7	—	—	231.5	—	231.5	—	—
Equity	53.0	—	53.0	—	—	54.1	54.1	—	—	—
Total	$268.9	$4.2	$264.7	$—	$—	$286.6	$55.1	$231.5	$—	$—
Non-U.S. plans:
Cash	$1.4	$1.4	$—	$—	$—	$0.4	$0.3	$0.1	$—	$—
Fixed income	93.3	—	93.3	—	—	39.7	—	39.7	—	—
Equity	19.6	—	19.6	—	—	36.8	—	36.8	—	—
Other	27.1	—	12.9	—	14.2	52.3	—	52.3	—	—
Insurance contracts	41.4	—	—	41.4	—	38.3	—	—	38.3	—
Total	$182.8	$1.4	$125.8	$41.4	$14.2	$167.5	$0.3	$128.9	$38.3	$—
━━━━━━━━━
1.Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
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
The following table presents changes to plan assets of non-U.S. plans that were measured using unobservable inputs:

(in millions)	Year ended December 31,
	2021	2020
Beginning balance	$38.3	$33.6
Purchases	9.1	3.6
Actual returns	0.5	0.5
Settlements	(4.8)	(2.6)
Currency translation	(1.7)	3.2
Ending balance	$41.4	$38.3

18.    Stock-based compensation
The following table presents components of stock-based compensation expense:

(in millions)	Classification	Year ended December 31,
		2021	2020	2019
Stock options	Equity	$18.8	$16.9	$42.4
RSUs	Equity	26.8	23.8	13.0
Optionholder awards	Liability	—	0.6	2.4
SARs	Equity	—	—	9.0
Other	Both	5.1	2.8	1.1
Total		$50.7	$44.1	$67.9
Balance sheet classification:
Equity		$47.7	$42.2	$64.4
Liability		3.0	1.9	3.5
At December 31, 2021, unvested awards have remaining expense of $78.0 million to be recognized over a weighted average period of 1.7 years.
We recognized a reduction to income tax expense as a result of tax benefits associated with our stock-based compensation plans of $30.0 million, $32.6 million and $1.3 million, in 2021, 2020 and 2019, respectively.
Our stock-based compensation awards have been issued under a succession of plans sponsored by the ultimate parent of our business, which is currently Avantor, Inc. In connection with the IPO, we adopted the 2019 Plan. The 2019 Plan provides for up to 23.5 million shares of common stock to be issued in the form of stock options, restricted stock units or other equity-based awards or cash-based awards. The 2019

Plan also provides for 1% annual increases to the number of shares of common stock available for issuance unless reduced by our Board of Directors. At December 31, 2021, 10.9 million shares were available for future issuance. The 2019 Plan will automatically terminate on May 17, 2029, and no award may be granted after this date.
In November 2019, the NuSil Investors settled the SARs. We were not required to pay any cash upon settlement of those awards.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance on December 31, 2020	20.0	$18.80
Granted	1.5	27.91
Exercised	(4.5)	17.97
Forfeited	(0.7)	19.52
Balance on December 31, 2021	16.3	$19.83	$364.4	6.9 years
Expected to vest	6.6	19.83	148.4	8.1 years
Vested	9.7	19.82	216.0	6.1 years
During 2021, we granted stock options that have a contractual life of ten years and will vest annually over three to four years, subject to the recipient continuously providing service to us through each such date.
Stock options outstanding on December 31, 2019 primarily consisted of stock options issued in connection with the IPO that vested annually over four years, subject to the recipient continuously providing service to us through each such date.
The following table presents weighted-average information about stock options granted:

	Year ended December 31,
	2021	2020	2019
Grant date fair value per option	$8.63	$5.43	$4.85
Assumptions used to determine grant date fair value:
Expected stock price volatility	29%	28%	30%
Risk free interest rate	1.1%	1.4%	2.1%
Expected dividend rate	nil	nil	nil
Expected life of options	6.3 years	6.2 years	6.3 years

The following table presents other information about stock options:

(in millions)	Year ended December 31,
	2021	2020	2019
Fair value of options vested	$17.2	$12.0	$42.4
Intrinsic value of options exercised	74.9	100.8	5.4
RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance on December 31, 2020	4.9	$15.31
Granted	1.2	29.77
Vested	(1.1)	15.02
Forfeited	(0.6)	18.30
Balance on December 31, 2021	4.4	$19.52
During 2021, we granted restricted stock units that will vest annually over three to four years, subject to the recipient continuously providing service to us through each such date. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. The expense recorded related to the performance and market conditions was not material.
The fair value of RSUs that vested in 2021 was $27.5 million. RSUs did not have a material impact to our stock-based compensation expense prior to our 2019 IPO. Similarly, the fair value of RSUs vesting from 2018 to 2019 was not material.
Optionholder awards
We settled employee-related awards in cash during 2020 in their entirety. We paid cash of $0.0 million in 2021, $1.2 million in 2020 and $4.6 million in 2019 to settle vested awards under this program.
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

19.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Year ended December 31,
	2021	2020	2019
Net foreign currency (loss) gain from financing activities	$(1.3)	$0.7	$(1.9)
Income related to defined benefit plans	10.4	8.8	5.1
Other	1.5	0.4	(0.7)
Other income (expense), net	$10.6	$9.9	$2.5
Most of the net foreign currency remeasurement (loss) gain from financing activities was caused by the volatility of the U.S. dollar on unhedged intercompany loan positions as disclosed in note 6. The income related to defined benefit plans includes expected returns on defined benefit plan assets, partially offset by interest cost on defined benefit plan obligations. We recognized $13.0 million of other income related to the disgorgement of disallowed trading profits from Goldman Sachs, which was a related party until December 31, 2020 and expensed $11.9 million of debt issuance costs related to the issuance of an additional $900.00 million under our $2,063.9 million term loan facility as discussed in note 14.
20.    Income taxes
The following table presents detail about captions appearing on the statements of operations:

(in millions)	Year ended December 31,
	2021	2020	2019
Income (loss) before income taxes:
United States	$555.0	$(2.6)	$26.0
Foreign	198.0	64.9	14.6
Total	$753.0	$62.3	$40.6
Current income tax (expense) benefit:
Federal	$(74.0)	$30.4	$(36.6)
State	(32.3)	(4.8)	(15.3)
Foreign	(91.8)	(58.8)	(57.6)
Subtotal	(198.1)	(33.2)	(109.5)
Deferred income tax (expense) benefit:
Federal	(11.6)	28.0	28.9
State	(1.9)	14.4	19.4
Foreign	31.2	45.1	58.4
Subtotal	17.7	87.5	106.7
Income tax (expense) benefit	$(180.4)	$54.3	$(2.8)

The following table reconciles the income tax provision calculated at the United States federal corporate rate to the amounts presented in the statements of operations:

(in millions)	Year ended December 31,
	2021	2020	2019
Income before income taxes	$753.0	$62.3	$40.6
United States federal corporate rate	21%	21%	21%
Income tax (expense) at federal corporate rate	(158.2)	(13.1)	(8.5)
State income taxes, net of federal benefit	(27.0)	7.6	3.3
Rate changes related to foreign jurisdictions	(9.7)	(4.0)	14.0
Stock-based compensation	14.5	10.1	—
Foreign taxes	1.4	5.7	(3.1)
Valuation allowance	4.1	(1.1)	(7.6)
Changes to uncertain tax positions	(10.7)	40.8	(3.7)
Foreign-derived intangible income	8.2	6.9	5.0
Transaction costs	(2.1)	—	—
Other, net	(0.9)	1.4	(2.2)
Income tax (expense) benefit	$(180.4)	$54.3	$(2.8)
As a result of the new tax reform legislation, in 2018 we finalized the provisional accounting of previously recognized provisional one-time income tax effects based on new transition tax rules and interpretations issued that year, as shown in the table above. After the utilization of tax attributes such as net operating loss carryforwards, our transition tax payable was $52.6 million at December 31, 2021.

Deferred taxes
The following table presents the components of deferred tax assets and liabilities:

(in millions)	December 31,
	2021	2020
Deferred tax assets:
Reserves and accrued expenses	$51.6	$58.7
Pension, postretirement, and environmental liabilities	14.7	18.9
Net operating loss and research and development carryforwards	312.4	335.6
Other	10.2	27.2
Deferred tax assets, gross	388.9	440.4
Less: valuation allowances	(187.6)	(209.9)
Deferred tax assets, net	201.3	230.5
Deferred tax liabilities:
Intangibles	(892.8)	(895.3)
Property, plant and equipment	(52.0)	(48.6)
Investment in partnerships	(148.0)	—
Deferred tax liabilities	(1,092.8)	(943.9)
Net deferred tax liability	$(891.5)	$(713.4)
Classification on balance sheets:
Other assets	$21.5	$10.5
Deferred income tax liabilities	(913.0)	(723.9)
The (decrease) increase to the valuation allowance was $(22.3) million in 2021, $16.0 million in 2020 and $(3.9) million in 2019.
At December 31, 2021, $155.7 million of the valuation allowances presented above relate to foreign net operating loss carryforwards that are not expected to be realized. We evaluate the realization of deferred tax assets by considering such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of any such reversals will influence the extent of tax benefits recognized in a particular year. Should applicable losses, credits and deductions ultimately be realized, the resulting reduction in the valuation allowance would generally be recognized as an income tax benefit.
As a result of the Masterflex acquisition, we recorded a deferred tax liability related to the inside-outside basis difference that the acquired corporations have in the Masterflex, LLC partnership.

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

The following table reflects changes to the reserve for uncertain tax positions, excluding accrued interest and penalties:

(in millions)	Year ended December 31,
	2021	2020	2019
Beginning balance	$46.7	$83.6	$84.3
Additions:
Tax positions related to the current year	5.1	3.4	3.1
Tax positions related to prior years	7.3	3.6	2.5
Reductions:
Tax positions related to prior years	—	(0.1)	(4.4)
Settlements with taxing authorities	(0.9)	(43.1)	(0.3)
Lapse of statutes of limitations	(1.6)	(1.8)	(1.4)
Currency translation	(1.3)	1.1	(0.2)
Ending balance	$55.3	$46.7	$83.6
Accrued interest and penalties related to the reserve for uncertain tax positions were $5.3 million at December 31, 2021, $3.9 million at December 31, 2020 and $7.1 million at December 31, 2019. We believe that it is reasonably possible that the reserve for uncertain tax positions could decrease by up to $2.4 million over the next twelve months.
The development of reserves for uncertain tax positions requires judgments about tax issues, potential outcomes and the timing of settlement discussions with tax authorities. If we were to prevail on all uncertain tax positions, we would recognize an income tax benefit.
Other matters
Undistributed earnings of foreign subsidiaries that are deemed to be permanently invested amount to $2,893.1 million at December 31, 2021. Undistributed earnings of foreign subsidiaries as of December 31, 2021 is subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. We assert indefinite reinvestment related to investments in foreign subsidiaries. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation.
At December 31, 2021, we had federal net operating loss carryforwards of $20.9 million that primarily expire in 2037 and state net operating loss carryforwards of $158.9 million that expire at various times through 2037. In addition, we had foreign net operating loss carryforwards of $627.0 million, which predominantly have indefinite expirations.
21.    Derivative and hedging activities
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
Net investment hedge effectiveness is assessed based upon the change in the spot rate of the foreign currency denominated debt. The critical terms of the foreign currency notes match the portion of the net investments designated as being hedged. At December 31, 2021, the net investment hedges were equal to the designated portion of the European operations and were considered to be perfectly effective.
Non-derivative financial instruments which are designated as hedging instruments:
The accumulated loss related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of AOCI was $3.5 million and $37.6 million as of December 31, 2021 and December 31, 2020, respectively.
The amount of (gain) loss related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income is presented below:

(in millions)	Year ended December 31,
	2021	2020	2019
Net investment hedges	$(34.1)	$37.6	$—

22.    Financial instruments and fair value measurements
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt, contingent consideration arrangements and derivatives.

Assets and liabilities for which fair value is only disclosed
The carrying amount of cash and cash equivalents was the same as its fair value and is a level 1 measurement. The carrying amounts for trade accounts receivable and accounts payable approximated fair value due to their short-term nature and are level 2 measurements.
The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	December 31, 2021		December 31, 2020
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$—	$—	$—	$—
Senior secured credit facilities:
Euro term loans	133.9	133.7	344.8	346.5
Euro term loans	367.9	367.7	—	—
Euro term loans	684.9	683.6	—	—
U.S. dollar term loans	229.3	224.9	546.7	548.1
U.S. dollar term loans	2,063.9	2,029.1	1,175.0	1,178.7
2.625% secured notes	739.6	758.2	795.0	815.7
3.875% unsecured notes	800.0	810.9	—	—
3.875% unsecured notes	455.1	475.3	489.2	515.0
4.625 % unsecured notes	1,550.0	1,629.8	1,550.0	1,648.7
Finance lease liabilities	71.2	71.2	71.5	71.5
Other	17.4	17.4	—	—
Total	$7,113.2	$7,201.8	$4,972.2	$5,124.2
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

The following table presents changes to contingent consideration liabilities:

(in millions)	Year ended December 31,
	2021	2020
Beginning balance	$—	$—
Acquisitions	6.1	—
Changes to estimated fair value	—	—
Cash payments	—	—
Currency translation	(0.4)	—
Ending balance	$5.7	$—
We estimated the fair value of contingent consideration on a recurring basis using the average of probability-weighted potential payments specified in the purchase agreements, which were level 3 measurements. Changes to the estimated fair value have been immaterial since the acquisition date through the end of the fiscal year. The significant assumptions used in these calculations include forecasted results and the estimated likelihood for each performance scenario.

23.    Leases
The following table presents lease assets and liabilities and their balance sheet classification:

(in millions)	Classification	December 31,
		2021	2020
Operating leases:
Lease assets	Other assets	$107.8	$125.4
Current portion of liabilities	Other current liabilities	34.1	34.5
Liabilities, net of current portion	Other liabilities	78.6	98.2
Finance leases:
Lease assets	Property, plant and equipment, net	59.9	62.3
Current portion of liabilities	Current portion of debt	4.2	3.6
Liabilities, net of current portion	Debt, net of current portion	67.0	67.9
The following tables present information about lease expense:

(in millions)	Year ended December 31,
	2021	2020	2019
	(1,2)	(1,2)	(1,2)
Operating lease expense	$48.2	$52.0	$55.1
Finance lease expense	11.1	11.3	10.3
Total	$59.3	$63.3	$65.4

(1)Operating lease expense for 2021 and 2020 includes $7.3 million and $7.8 million, respectively, classified as cost of sales and $40.9 million and $44.2 million classified as SG&A expenses, respectively.

(2)Finance lease expense consists primarily of amortization of finance lease assets that is classified as SG&A expenses.

	December 31,
	2021	2020
Weighted average remaining lease term:
Operating leases	5.0 years	5.5 years
Finance leases	13.5 years	14.6 years
Weighted average discount rate:
Operating leases	4.4%	5.3%
Finance leases	7.9%	8.6%
The following table presents future payments due under leases reconciled to lease liabilities:

(in millions)	December 31, 2021
	Operating leases	Finance leases
2022	$39.5	$9.3
2023	32.5	8.7
2024	25.2	8.6
2025	13.7	7.8
2026	7.7	7.6
Thereafter	14.9	81.0
Total undiscounted lease payments	133.5	123.0
Difference between undiscounted and discounted lease payments	(20.8)	(51.8)
Lease liabilities	$112.7	$71.2

24.    Related party disclosures
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
New Mountain Capital
New Mountain Capital became a related party in 2010 when they became our parent. They no longer have a controlling interest in us, and as of December 31, 2020, they held less than 10% of our common stock.

Through the date of our IPO, we were party to advisory agreements with New Mountain Capital. Under those agreements, we were required to pay New Mountain Capital (i) an annual advisory fee of $1.0 million; (ii) a fee equal to 2% of the value of any acquisitions or financing transactions greater than a certain amount; and (iii) reimbursement of certain immaterial out-of-pocket expenses. The advisory agreement automatically terminated in connection with our IPO, with no transaction fee paid for the offering and no advisory fees paid in 2019 or 2020, which was the year they ceased to be a related party. We did not pay any distributions to New Mountain Capital in 2020 or 2019.
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

Avantor, Inc.
Condensed unconsolidated balance sheets

(in millions)	December 31,
	2021	2020
Assets
Investment in unconsolidated subsidiaries	$4,197.0	$2,674.3
Total assets	$4,197.0	$2,674.3
Stockholders’ equity
MCPS including paid-in capital, 20.7 shares outstanding	$1,003.7	$1,003.7
Common stock including paid-in capital, 609.7 and 580.1 shares outstanding	2,752.6	1,737.6
Accumulated earnings (deficit)	483.9	(88.7)
Accumulated other comprehensive (loss) income	(43.2)	21.7
Total stockholders’ equity	$4,197.0	$2,674.3
Avantor, Inc.
Condensed unconsolidated statements of cash flows

(in millions)	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Cash flows from investing activities:
Contribution to unconsolidated subsidiaries	$(967.3)	$—	$—
Net cash used in investing activities	(967.3)	—	—
Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	967.0	—	4,235.6
Redemption of series A preferred stock	—	—	(2,630.9)
Payments of dividends on preferred stock	(64.6)	(64.6)	(31.3)
Contribution from (to) unconsolidated subsidiaries	—	44.4	(1,574.1)
Proceeds received from exercise of stock options, net of shares repurchased to satisfy employee tax obligations for vested stock-based awards	64.9	20.2	0.7
Net cash provided by financing activities	967.3	—	—
Net change in cash and cash equivalents	—	—	—
Cash, cash equivalents and restricted cash, beginning of year	—	—	—
Cash, cash equivalents and restricted cash, end of year	$—	$—	$—

26.    Valuation and qualifying accounts
The following table presents changes to our valuation and qualifying accounts:

(in millions)	Allowance for expected credit losses	Valuation allowances on deferred tax assets
Balance on December 31, 2018	$10.9	$197.8
Charged to costs and expenses	5.9	—
Other additions(1)	2.0	—
Deductions(1)	—	(0.5)
Currency translation	(0.2)	(3.4)
Balance on December 31, 2019	18.6	193.9
Cumulative effect of adopting new accounting standard	2.2	—
Charged to costs and expenses	10.2	2.4
Deductions(1)	(4.1)	—
Currency translation	(0.7)	13.6
Balance on December 31, 2020	26.2	209.9
Cumulative effect of adopting new accounting standard	—	—
Charged to costs and expenses	3.6	(9.4)
Deductions(1)	(2.6)	—
Currency translation	(0.8)	(12.9)
Balance on December 31, 2021	$26.4	$187.6

(1)For the allowance for expected credit losses, deductions represent bad debts charged off, net of recoveries, and other additions represent recoveries, net of bad debts charged off.