Form 10-Q
period 2022-03-31
Avantor, Inc.
filed 2022-04-29
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On April 22, 2022, 610,338,985 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended March 31, 2022

i

Glossary

Description
we, us, our	Avantor, Inc. and its subsidiaries
2019 Plan	the Avantor, Inc. 2019 Equity Incentive Plan, a stock-based compensation plan
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Annual Report	our annual report on Form 10-K for the year ended December 31, 2021
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
cGMP	Current Good Manufacturing Practice
COVID-19	Coronavirus disease of 2019
double-digit	greater than 10%
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
GAAP	United States generally accepted accounting principles
Goldman Sachs	an investment banking firm and its affiliates
high single-digit	7 - 9%
LIBOR	the basic rate of interest used in lending between banks on the London interbank market
low single-digit	1 - 3%
M&A	Mergers and Acquisitions
MCPS	6.250% Series A Mandatory Convertible Preferred Stock
mid single-digit	4 - 6%
OEM	original engineering manufacturers
RSU	restricted stock unit
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
Specialty procurement	product sales related to customer procurement services
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

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
You should understand that the following important factors, in addition to those discussed under Part I, Item 1A “Risk Factors” in our Annual Report, as such risk factors may be updated from time to time in our periodic filings with the SEC and in this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$283.6	$301.7
Accounts receivable, net of allowances of $26.8 and $26.4	1,345.4	1,222.1
Inventory	896.0	872.0
Other current assets	81.3	81.4
Total current assets	2,606.3	2,477.2
Property, plant and equipment, net of accumulated depreciation of $463.0 and $445.2	699.9	705.5
Other intangible assets, net (see note 7)	5,013.0	5,140.3
Goodwill	5,265.2	5,341.1
Other assets	252.0	233.1
Total assets	$13,836.4	$13,897.2
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$44.7	$45.2
Accounts payable	818.2	755.1
Employee-related liabilities	134.9	199.7
Accrued interest	39.8	49.8
Other current liabilities	409.5	401.0
Total current liabilities	1,447.1	1,450.8
Debt, net of current portion	6,815.8	6,978.0
Deferred income tax liabilities	854.4	913.0
Other liabilities	361.1	358.4
Total liabilities	9,478.4	9,700.2
Commitments and contingencies (see note 8)
Stockholders’ equity:
MCPS including paid-in capital, 20.7 shares outstanding	1,003.7	1,003.7
Common stock including paid-in capital, 610.3 and 609.7 shares outstanding	2,749.3	2,752.6
Accumulated earnings	674.3	483.9
Accumulated other comprehensive loss	(69.3)	(43.2)
Total stockholders’ equity	4,358.0	4,197.0
Total liabilities and stockholders’ equity	$13,836.4	$13,897.2

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended March 31,
	2022	2021
Net sales	$1,950.4	$1,785.6
Cost of sales	1,260.5	1,172.8
Gross profit	689.9	612.8
Selling, general and administrative expenses	382.9	346.5
Operating income	307.0	266.3
Interest expense	(64.8)	(51.5)
Loss on extinguishment of debt	(1.8)	(5.2)
Other income, net	1.4	1.8
Income before income taxes	241.8	211.4
Income tax expense	(51.4)	(47.4)
Net income	190.4	164.0
Accumulation of yield on preferred stock	(16.1)	(16.1)
Net income available to common stockholders	$174.3	$147.9

Earnings per share:
Basic	$0.29	$0.25
Diluted	$0.28	$0.25
Weighted average shares outstanding:
Basic	610.1	581.1
Diluted	681.3	589.1

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended March 31,
	2022	2021
Net income	$190.4	$164.0
Other comprehensive loss:
Foreign currency translation — unrealized loss	(27.0)	(33.5)
Derivative instruments:
Unrealized loss	(0.3)	(0.9)
Reclassification of (gain) loss into earnings	(0.2)	0.7
Activity related to defined benefit plans	4.5	0.6
Other comprehensive loss before income taxes	(23.0)	(33.1)
Income tax effect	(3.1)	(4.7)
Other comprehensive loss	(26.1)	(37.8)
Comprehensive income	$164.3	$126.2
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated earnings (deficit)	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	20.7	$1,003.7	609.7	$2,752.6	$483.9	$(43.2)	$4,197.0
Comprehensive income (loss)	—	—	—	—	190.4	(26.1)	164.3
Stock-based compensation expense	—	—	—	12.0	—	—	12.0
Accumulation of yield on preferred stock	—	—	—	(16.1)	—	—	(16.1)
Stock option exercises and other common stock transactions	—	—	0.6	0.8	—	—	0.8
Balance at March 31, 2022	20.7	$1,003.7	610.3	$2,749.3	$674.3	$(69.3)	$4,358.0

Balance at December 31, 2020	20.7	$1,003.7	580.1	$1,737.6	$(88.7)	$21.7	$2,674.3
Comprehensive income (loss)	—	—	—	—	164.0	(37.8)	126.2
Stock-based compensation expense	—	—	—	10.8	—	—	10.8
Accumulation of yield on preferred stock	—	—	—	(16.1)	—	—	(16.1)
Stock option exercises and other common stock transactions	—	—	1.7	10.9	—	—	10.9
Balance at March 31, 2021	20.7	$1,003.7	581.8	$1,743.2	$75.3	$(16.1)	$2,806.1

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$190.4	$164.0
Reconciling adjustments:
Depreciation and amortization	114.5	89.0
Stock-based compensation expense	10.7	11.4
Provision for accounts receivable and inventory	15.9	7.9
Deferred income tax (benefit)	(22.3)	(5.3)
Amortization of deferred financing costs	4.4	3.9
Loss on extinguishment of debt	1.8	5.2
Foreign currency remeasurement (gain) loss	(1.8)	2.7
Changes in assets and liabilities:
Accounts receivable	(137.3)	(106.8)
Inventory	(46.4)	(54.3)
Accounts payable	73.2	30.3
Accrued interest	(10.0)	(17.7)
Other assets and liabilities	(46.2)	(5.9)
Other, net	5.3	2.5
Net cash provided by operating activities	152.2	126.9
Cash flows from investing activities:
Capital expenditures	(24.5)	(15.1)
Cash paid for acquisitions, net of cash acquired	(15.3)	—
Other	0.3	0.5
Net cash used in investing activities	(39.5)	(14.6)
Cash flows from financing activities:
Debt repayments, net	(111.9)	(208.6)
Payments of dividends on preferred stock	(16.1)	(16.1)
Proceeds received from exercise of stock options	5.7	19.9
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(4.9)	(16.2)
Net cash used in financing activities	(127.2)	(221.0)
Effect of currency rate changes on cash	(4.2)	(5.4)
Net change in cash, cash equivalents and restricted cash	(18.7)	(114.1)
Cash, cash equivalents and restricted cash, beginning of period	327.1	289.2
Cash, cash equivalents and restricted cash, end of period	$308.4	$175.1

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
2.    Business combinations
On November 1, 2021, we completed the acquisition of Masterflex for preliminary cash consideration of $2,845.3 million. During the three months ended March 31, 2022, we made an additional $15.3 million payment to taxing authorities on behalf of the selling entity for tax liabilities related to periods prior to the acquisition.

The preliminary fair value of the net assets acquired on November 1, 2021 included the following:

(in millions)	November 1, 2021
Inventory	$31.9
Property, plant & equipment	10.4
Other intangible assets	1,231.5
Goodwill	1,707.4
Other assets and liabilities	(16.6)
Deferred income taxes, net	(104.0)
Total net assets	$2,860.6
During the three months ended March 31, 2022, Masterflex and Ritter have generated revenues of $68.5 million and $46.7 million, respectively.
Pro forma disclosures
The following unaudited pro forma combined financial information is provided for the three months ended March 31, 2022 and 2021. The pro forma information is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company.

(in millions)	Three months ended March 31,
	2022	2021
Revenue	$1,950.4	$1,907.4
Net income	190.4	151.0
The unaudited pro forma combined financial information presented above includes the accounting effects of the Ritter and Masterflex acquisitions, including, to the extent applicable, amortization charges from acquired intangible assets, depreciation of property, plant and equipment that have been revalued, interest expense on debt acquired to finance the transactions, and the related tax effects.

3.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the three months ended March 31, 2022:

(in millions, except per share data)	Three months ended March 31, 2022
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$174.3	610.1	$0.29
Dilutive effect of stock-based awards	—	8.3
Dilutive impact of MCPS	16.1	62.9
Diluted	$190.4	681.3	$0.28
For the three months ended March 31, 2022, diluted earnings per share excluded accumulated yield on preferred stock of $16.1 million and included 62.9 million of common stock equivalents under the MCPS as of the beginning of the period because they were dilutive to the calculation.
The following table presents the reconciliation of basic and diluted earnings per share for the three months ended March 31, 2021:

(in millions, except per share data)	Three months ended March 31, 2021
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$147.9	581.1	$0.25
Dilutive effect of stock-based awards	—	8.0
Diluted	$147.9	589.1	$0.25
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

The following table presents information by reportable segment:

(in millions)	Three months ended March 31,
	2022	2021
Net sales:
Americas	$1,143.4	$1,035.2
Europe	680.4	650.4
AMEA	126.6	100.0
Total	$1,950.4	$1,785.6
Adjusted EBITDA:
Americas	$294.2	$252.0
Europe	143.4	131.1
AMEA	29.3	22.6
Corporate	(43.8)	(42.6)
Total	$423.1	$363.1
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.
The following table presents the reconciliation of Adjusted EBITDA from net income or loss, the nearest measurement under GAAP:

(in millions)	Three months ended March 31,
	2022	2021
Net income	$190.4	$164.0
Interest expense	64.8	51.5
Income tax expense	51.4	47.4
Depreciation and amortization	114.5	89.0
Loss on extinguishment of debt	1.8	5.2
Net foreign currency loss from financing activities	0.1	0.8
Other stock-based compensation (benefit) expense	(1.3)	0.6
Acquisition-related expenses	—	3.0
Integration-related expenses[1]	3.9	—
Purchase accounting adjustments[2]	(4.4)	—
Restructuring and severance charges[3]	1.9	1.6
Adjusted EBITDA	$423.1	$363.1

━━━━━━━━━
1.Represents non-recurring direct costs incurred with third parties to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
2.Represents the non-cash reduction of contingent consideration related to the Ritter acquisition.
3.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
The following table presents net sales by product line:

(in millions)	Three months ended March 31,
	2022	2021
Proprietary materials & consumables	$748.0	$565.2
Third party materials & consumables	724.7	758.4
Services & specialty procurement	235.0	219.8
Equipment & instrumentation	242.7	242.2
Total	$1,950.4	$1,785.6
5.    Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash flow information:

(in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$283.6	$301.7
Restricted cash classified as other assets	24.8	25.4
Total	$308.4	$327.1
At March 31, 2022 and December 31, 2021, amounts included in restricted cash primarily represent funds held in escrow to satisfy a long term retention incentive related to the acquisition of Ritter GmbH.

(in millions)	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Cash paid for income taxes, net	$47.6	$12.6
Cash paid for interest, excluding financing leases	68.2	62.7
Cash paid for interest on finance leases	1.3	1.3
Cash paid under operating leases	11.5	10.7
Cash flows from financing activities:
Cash paid under finance leases	1.2	1.1

6.    Inventory
The following table presents the components of inventory:

(in millions)	March 31, 2022	December 31, 2021
Merchandise inventory	$544.2	$562.9
Finished goods	126.4	102.6
Raw materials	168.8	156.1
Work in process	56.6	50.4
Total	$896.0	$872.0

7.    Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	March 31, 2022			December 31, 2021
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$5,431.8	$1,184.2	$4,247.6	$5,474.2	$1,121.6	$4,352.6
Trade names	502.2	197.8	304.4	505.1	194.1	311.0
Other	538.8	170.1	368.7	541.5	157.1	384.4
Total finite-lived	$6,472.8	$1,552.1	4,920.7	$6,520.8	$1,472.8	5,048.0
Indefinite-lived			92.3			92.3
Total			$5,013.0			$5,140.3

8.    Commitments and contingencies
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
Noteworthy matters
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. At March 31, 2022, our accrued obligation under this order is $3.2 million, which is calculated based on expected cash payments discounted at rates ranging from 1.6% in 2022 to 2.6% in 2045. The undiscounted amount of that obligation is $4.1 million. This matter is covered through an indemnification agreement.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At March 31, 2022, our balance sheet includes a liability of $2.7 million for remediation and monitoring costs. That liability is estimated primarily on expected remediation payments discounted through 2023 and is not materially different than its undiscounted amount.
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
Litigation
At March 31, 2022, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

9.    Debt
The following table presents information about our debt:

(dollars in millions)	March 31, 2022			December 31, 2021
	Interest terms	Rate	Amount
Receivables facility	LIBOR plus 0.90%	1.35%	$—	$—
Senior secured credit facilities:
Euro term loans	EURIBOR plus 2.50%	2.50%	93.5	133.9
Euro term loans	EURIBOR plus 2.25%	2.25%	358.1	367.9
Euro term loans	EURIBOR plus 2.75%	2.75%	666.6	684.9
U.S. dollar term loans	LIBOR plus 2.00%	2.50%	164.6	229.3
U.S. dollar term loans	LIBOR plus 2.25%	2.75%	2,058.7	2,063.9
2.625% secured notes	fixed rate	2.625%	721.7	739.6
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% unsecured notes	fixed rate	3.875%	444.1	455.1
4.625 % unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			70.2	71.2
Other			16.4	17.4
Total debt, gross			6,943.9	7,113.2
Less: unamortized deferred financing costs			(83.4)	(90.0)
Total debt			$6,860.5	$7,023.2
Classification on balance sheets:
Current portion of debt			$44.7	$45.2
Debt, net of current portion			6,815.8	6,978.0
Credit facilities
The following table presents availability under our credit facilities:

(in millions)	March 31, 2022
	Receivables facility	Revolving credit facility	Total
Capacity	$300.0	$515.0	$815.0
Undrawn letters of credit outstanding	(9.5)	—	(9.5)
Outstanding borrowings	—	—	—
Unused availability	$290.5	$515.0	$805.5
Capacity under the receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. At March 31, 2022, $582.1 million of accounts receivable were available as collateral under the facility. The receivables facility is with a commercial bank, functions like a line of credit and matures on March 27, 2023. The revolving credit facility under the senior secured credit facilities matures on July 14, 2025.

Senior secured credit facilities
On March 31, 2022, we made prepayments of $63.7 million on our U.S. dollar term loans and $36.3 million on our Euro term loans. In connection with these prepayments, we expensed $1.8 million of previously unamortized deferred financing costs as a loss on extinguishment of debt.
Debt covenants
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at March 31, 2022.
10.    Accumulated other comprehensive income or loss
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at December 31, 2021	$(19.2)	$0.4	$(24.4)	$(43.2)
Unrealized (loss) gain	(27.0)	(0.3)	4.6	(22.7)
Reclassification of gain into earnings	—	(0.2)	(0.1)	(0.3)
Change due to income taxes	(2.6)	0.1	(0.6)	(3.1)
Balance at March 31, 2022	$(48.8)	$—	$(20.5)	$(69.3)

Balance at December 31, 2020	$51.8	$(1.0)	$(29.1)	$21.7
Unrealized (loss) gain	(33.5)	(0.9)	0.6	(33.8)
Reclassification of loss into earnings	—	0.7	—	0.7
Change due to income taxes	(4.7)	—	—	(4.7)
Balance at March 31, 2021	$13.6	$(1.2)	$(28.5)	$(16.1)
The reclassifications and income tax effects shown above were immaterial to the financial statements. The reclassifications were made to either cost of sales or SG&A expenses depending upon the nature of the underlying transaction. The income tax effects in the three months ended March 31, 2022 on foreign currency translation were due to our net investment hedge discussed in note 14.

11.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Three months ended March 31,
		2022	2021
Stock options	Equity	$4.0	$4.6
RSUs	Equity	7.6	5.7
Other	Both	(0.9)	1.1
Total		$10.7	$11.4
Balance sheet classification:
Equity		$12.0	$10.8
Liability		(1.3)	0.6
At March 31, 2022, unvested awards under our plans have remaining stock-based compensation expense of $107.9 million to be recognized over a weighted average period of 1.9 years.
At March 31, 2022, 9.1 million shares were available for future issuance under the 2019 Plan.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2021	16.3	$19.83
Granted	1.0	33.09
Exercised	(0.2)	18.25
Forfeited	(0.1)	19.23
Balance at March 31, 2022	17.0	20.67	$224.0	6.9 years
Expected to vest	6.0	22.10	70.4	8.2 years
Vested	11.0	19.89	153.5	6.1 years
During the three months ended March 31, 2022, we granted stock options that have a contractual life of ten years and will vest annually over four years, subject to the recipient continuously providing service to us through such date.

RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2021	4.4	$19.52
Granted	0.9	34.28
Vested	(0.4)	22.55
Forfeited	(0.1)	22.49
Balance at March 31, 2022	4.8	23.35
During the three months ended March 31, 2022, we granted RSUs that will vest annually over three to four years, subject to the recipient continuously providing service to us through each such date. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. The expense recorded on such awards for the three months ended March 31, 2022 and March 31, 2021 was $2.3 million and $1.3 million, respectively.
12.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended March 31,
	2022	2021
Net foreign currency (loss) from financing activities	$(0.1)	$(0.8)
Income related to defined benefit plans	1.4	2.4
Other	0.1	0.2
Other income, net	$1.4	$1.8
13.    Income taxes
The following table presents the relationship between income tax expense and income before income taxes:

(in millions)	Three months ended March 31,
	2022	2021
Income before income taxes	$241.8	$211.4
Income tax expense	(51.4)	(47.4)
Effective income tax rate	21.3%	22.4%
Income tax expense in the quarter is based upon the estimated income for the full year. The composition of the income in different countries and adjustments, if any, in the applicable quarterly periods influences our expense.

The relationship between pre-tax income and income tax expense is greatly affected by the impact of losses for which we cannot claim a tax benefit, non-deductible expenses, and other items that increase tax expense without a relationship to income, such as withholding taxes and changes with respect to uncertain tax positions. The change in the effective tax rate for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, is largely consistent as a percentage of income before income taxes and is primarily related to the change in geographical distribution of our income before income taxes.
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
Net investment hedge effectiveness is assessed based upon the change in the spot rate of the foreign currency denominated debt. The critical terms of the foreign currency notes match the portion of the net investments designated as being hedged. At March 31, 2022, the net investment hedge was equal to the designated portion of the European operations and was considered to be perfectly effective.
Interest rate and cross-currency swap transactions

In April of 2022, the Company executed a three year, $750 million interest rate swap and related cross-currency swap to convert LIBOR-based floating rate interest on our U.S. dollar-denominated term loans to Euro fixed rate interest. The transactions are intended to mitigate our exposure to fluctuations in interest rates and will terminate on April 30, 2025.
Non-derivative financial instruments which are designated as hedging instruments:
The accumulated (gain) loss related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of AOCI was $(7.5) million and $3.5 million as of March 31, 2022 and December 31, 2021, respectively.
The amount of (gain) related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income for the three months ended March 31, 2022 and March 31, 2021 are presented below:

(in millions)	Three months ended March 31,
	2022	2021
Net investment hedges	$(11.0)	$(19.6)

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

The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	March 31, 2022		December 31, 2021
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$—	$—	$—	$—
Senior secured credit facilities:
Euro term loans	93.5	92.8	133.9	133.7
Euro term loans	358.1	355.0	367.9	367.7
Euro term loans	666.6	658.3	684.9	683.6
U.S. dollar term loans	164.6	165.0	229.3	224.9
U.S. dollar term loans	2,058.7	2,039.5	2,063.9	2,029.1
2.625% secured notes	721.7	732.4	739.6	758.2
3.875% unsecured notes	800.0	757.2	800.0	810.9
3.875% unsecured notes	444.1	447.5	455.1	475.3
4.625 % unsecured notes	1,550.0	1,533.1	1,550.0	1,629.8
Finance lease liabilities	70.2	70.2	71.2	71.2
Other	16.4	16.4	17.4	17.4
Total	$6,943.9	$6,867.4	$7,113.2	$7,201.8
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
Basis of presentation
This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes. Pursuant to SEC rules for reports covering interim periods, we have prepared this discussion and analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2021, the date of our Annual Report. Therefore, we encourage you to read this discussion and analysis in conjunction with the Annual Report.
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

During the three months ended March 31, 2022 we recorded net sales of $1,950.4 million, net income of $190.4 million and Adjusted EBITDA of $423.1 million. Net sales increased by 9.2%, which included 5.1% organic growth compared to the same period in 2021. See “Reconciliations of non-GAAP measures” for a reconciliation of net income to Adjusted EBITDA and “Results of operations” for a reconciliation of net sales growth to organic net sales growth.
Factors and current trends affecting our business and results of operations
The following updates the factors and current trends disclosed in the Annual Report. These updates could affect our performance and financial condition in future periods.
Our results are impacted by acquisitions
We completed the acquisition of Masterflex, Ritter GmbH, and RIM Bio in 2021. Masterflex is a leading global manufacturer of peristaltic pumps and aseptic single-use fluid transfer technologies. Ritter GmbH's current business is focused on performing life sciences research and supplying diagnostic system providers, liquid handling OEMs and end-users with robotic fluid handling tips, plates, and other consumables. RIM Bio is a China-based single-use bioprocess bag manufacturer. RIM Bio's current business provides a complete range of single-use 2D bags, 3D bags, tank liners, bag assemblies and multi-bag manifolds used in the manufacturing of biologics including monoclonal antibodies (mAbs), vaccines, cell and gene therapies, and recombinant proteins.
Our results continue to be impacted by the ongoing global coronavirus outbreak
The results for each of our three regions continue to be impacted by the COVID-19 pandemic for the three months ended March 31, 2022, as described further in the “Results of operations” section below.
For a discussion of the impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we experienced through December 31, 2021, see “Part II—Item 7—Management's discussion and analysis of financial condition and results of operations” in the Annual Report. For additional discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions to the Company, see “The COVID-19 pandemic has adversely impacted, and continues to pose risks to, our business, operating results, cash flows and/or financial condition, the nature and extent of which could be material.” included in “Part I—Item 1A—Risk factors” in the Annual Report.
We have been impacted by supply chain constraints and inflationary pressures
We have experienced challenges in sourcing certain products and raw materials as a result of global supply chain disruptions and have experienced inflationary pressures across all of our cost categories. While we have implemented pricing and productivity measures to combat these pressures, they may impact our results.
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

Executive summary

(dollars in millions)	Three months ended March 31,		Change
	2022	2021
Net sales	$1,950.4	$1,785.6	$164.8
Gross margin	35.4%	34.3%	110 bps
Operating income	$307.0	$266.3	$40.7
Net income	190.4	164.0	26.4
Adjusted EBITDA	423.1	363.1	60.0
Adjusted EBITDA margin	21.7%	20.3%	140 bps

First quarter net sales were driven by growth in our BioPharma, Healthcare and Advanced Technologies and Applied Materials end markets, as well as the impact of three acquisitions completed in 2021. Commercial excellence, higher volumes in our base business, double-digit growth of our proprietary materials and consumables product group and M&A contributed to expansion in both gross margin and Adjusted EBITDA margin, partially offset by COVID-19 related headwinds.
Net Sales
Three months ended

(in millions)	Three months ended March 31,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	M&A impact	Organic net sales growth
	2022	2021
Americas	$1,143.4	$1,035.2	$108.2	$(1.0)	$47.1	$62.1
Europe	680.4	650.4	30.0	(39.5)	52.4	17.1
AMEA	126.6	100.0	26.6	(2.8)	17.7	11.7
Total	$1,950.4	$1,785.6	$164.8	$(43.3)	$117.2	$90.9
Net sales increased $164.8 million or 9.2%, which included $43.3 million or 2.5% of unfavorable foreign currency impact and $117.2 million or 6.6% of M&A impact. Organic growth in net sales was $90.9 million or 5.1% and was primarily due to strong growth in our proprietary product and services offerings offsetting approximately 2% COVID-19 related headwinds.
In the Americas, net sales increased $108.2 million or 10.5%, which included $1.0 million or 0.1% of unfavorable foreign currency impact and $47.1 million or 4.6% of M&A impact. Organic growth in net sales was $62.1 million or 6.0%. Additional information on organic net sales growth by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (55%) — Sales grew high single-digits, with especially strong growth in sales of proprietary materials in biopharma production driven by our serum product offering, partially offset by reduced sales of COVID-19 related products.

•Healthcare (10%) — Sales increased high single-digits driven by double-digit growth in our proprietary silicone offerings driven by continued recoveries in the demand for elective surgical procedures.
•Education and government (15%) — Sales decreased mid single-digits primarily due to lower purchases of COVID-19 related test kits by university research and government customers. This was partially offset by growth in our K-12 segment as education sales return to pre-pandemic levels.
•Advanced technologies & applied materials (20%) — Sales increased high single-digits driven by strong sales to our semiconductor and electronic device customers.
In Europe, net sales increased $30.0 million or 4.6%, which included $39.5 million or 6.1% of unfavorable foreign currency impact and $52.4 million or 8.1% of M&A impact. Organic growth in net sales was $17.1 million or 2.6%. Additional information on organic net sales growth by end market (with approximate percentage of total organic net sales for the region) is follows:
•Biopharma (50%) — Sales grew mid single-digits driven by double digit growth in our production chemicals and single use offerings, partially offset by lower sales of COVID-19 related diagnostic testing offerings.
•Healthcare (10%) — Sales were flat as double-digit growth from our proprietary silicone offerings was offset by lower sales of of COVID-19 related diagnostic testing offerings.
•Education & government (10%) — Sales declined mid single-digits primarily due to COVID-19 related headwinds in the government end market.
•Advanced technologies & applied materials (30%) — Sales grew in the mid single-digits driven by strong growth across all customer and product groups.
In AMEA, net sales increased $26.6 million or 26.6%, which included $2.8 million or 2.8% of unfavorable foreign currency impact and $17.7 million or 17.7% of M&A impact. Organic growth in net sales was $11.7 million or 11.7%. Additional information on organic net sales growth by end market (with approximate percentage of total organic net sales for the region) is follows:
•Biopharma (50%) — Sales grew low single-digits driven by double-digit growth in biopharma production offset by the completion of certain non-recurring customer R&D projects from the prior year.
•Advanced technologies & applied materials (40%) — Sales grew double-digits primarily driven by growth of our proprietary offerings into the semiconductor industry as well as strong industrial demand in the region.

Gross margin

	Three months ended March 31,		Change
	2022	2021
Gross margin	35.4%	34.3%	110 bps
Three months ended
Gross margin for the three months ended March 31, 2022 increased 110 basis points, resulting primarily from favorable product mix reflecting higher sales of our proprietary materials and favorable impact from the higher gross margin sales of acquired companies.
Operating income

(in millions)	Three months ended March 31,		Change
	2022	2021
Gross profit	$689.9	$612.8	$77.1
Operating expenses	382.9	346.5	36.4
Operating income	$307.0	$266.3	$40.7
Three months ended
Operating income increased primarily from higher gross profit, as previously discussed. This was partially offset by higher operating expenses primarily driven by an additional $26.1 million in non-cash amortization expense related to acquisitions as well as investments in our workforce made over the course of 2021 and into 2022.
Net income

(in millions)	Three months ended March 31,		Change
	2022	2021
Operating income	$307.0	$266.3	$40.7
Interest expense	(64.8)	(51.5)	(13.3)
Loss on extinguishment of debt	(1.8)	(5.2)	3.4
Other income, net	1.4	1.8	(0.4)
Income tax expense	(51.4)	(47.4)	(4.0)
Net income	$190.4	$164.0	$26.4
Three months ended
Net income increased due to higher operating income, as previously discussed. This was partially offset by higher interest expense as a result of incremental debt issued to finance the acquisitions completed in 2021, and increased income tax expense as a result of higher pre-tax income.

Adjusted EBITDA and Adjusted EBITDA margin
For a reconciliation of Adjusted EBITDA to Net income or loss, the most directly comparable measure under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended March 31,		Change
	2022	2021
Adjusted EBITDA:
Americas	$294.2	$252.0	$42.2
Europe	143.4	131.1	12.3
AMEA	29.3	22.6	6.7
Corporate	(43.8)	(42.6)	(1.2)
Total	$423.1	$363.1	$60.0

Adjusted EBITDA margin	21.7%	20.3%	140 bps
Three months ended
Adjusted EBITDA increased $60.0 million or 16.5%, which included a unfavorable foreign currency translation impact of $7.9 million or 2.2% and $45.5 million or 12.5% from M&A. The remaining growth was $22.4 million or 6.2%.
In the Americas, Adjusted EBITDA grew $42.2 million or 16.7%, or 8.5% when adjusted for unfavorable foreign currency translation impact and M&A. Gross margin expansion from commercial excellence and favorable mix related to sales of our higher-margin proprietary products was partially offset by freight expenses, inflationary factors and investments in our workforce made over the course of 2021 and into 2022.
In Europe, Adjusted EBITDA grew $12.3 million or 9.4%, or 1.2% when adjusted for unfavorable foreign currency translation impact and M&A, due to gross margin expansion from favorable mix and commercial excellence offset by freight expenses, non-cash inventory provisions and investments in our workforce made over the course of 2021 and into 2022.
In AMEA, Adjusted EBITDA grew $6.7 million or 29.6%, or 2.5% when adjusted for unfavorable foreign currency translation impact and M&A. The increased sales were offset by unfavorable inflationary factors and freight impacts.
In Corporate, Adjusted EBITDA declined $1.2 million or 2.8% reflecting investments in our workforce made over the course of 2021 and into 2022 and increased stock-based compensation expense.

Reconciliations of non-GAAP financial measures
The following table presents the reconciliation of net income or loss to Adjusted EBITDA:

(in millions)	Three months ended March 31,
	2022	2021
Net income	$190.4	$164.0
Interest expense	64.8	51.5
Income tax expense	51.4	47.4
Depreciation and amortization	114.5	89.0
Loss on extinguishment of debt	1.8	5.2
Net foreign currency loss from financing activities	0.1	0.8
Other stock-based compensation (benefit) expense	(1.3)	0.6
Acquisition-related expenses	—	3.0
Integration-related expenses[1]	3.9	—
Purchase accounting adjustments[2]	(4.4)	—
Restructuring and severance charges[3]	1.9	1.6
Adjusted EBITDA	$423.1	$363.1
━━━━━━━━━
1.Represents non-recurring direct costs incurred with third parties to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
2.Represents the non-cash reduction of contingent consideration related to the Ritter acquisition.
3.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows. Most of our long-term financing is from indebtedness. For the three month period ended March 31, 2022, we generated $152.2 million of cash from operating activities, ended the quarter with $283.6 million of cash and cash equivalents and our availability under credit facilities was $805.5 million. We have no debt repayments due in the next twelve months other than required term loan payments of $38.6 million.

Liquidity
The following table presents our primary sources of liquidity:

(in millions)	March 31, 2022
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$300.0	$515.0	$815.0
Undrawn letters of credit outstanding	(9.5)	—	(9.5)
Outstanding borrowings	—	—	—
Unused availability	$290.5	$515.0	$805.5
Cash and cash equivalents			283.6
Total liquidity			$1,089.1
We fund short-term cash requirements primarily from operating cash flows. Some of our credit line availability depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs.
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at March 31, 2022.
At March 31, 2022, $242.5 million or 85.5% of our $283.6 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Three months ended March 31,		Change
	2022	2021
Operating activities:
Net income	$190.4	$164.0	26.4
Non-cash items[1]	123.2	114.8	8.4
Working capital changes[2]	(108.1)	(130.5)	22.4
All other	(53.3)	(21.4)	(31.9)
Total	$152.2	$126.9	$25.3
Investing activities	$(39.5)	$(14.6)	$(24.9)
Cash paid for acquisitions, net of cash acquired	(15.3)	—	(15.3)
Capital expenditures	(24.5)	(15.1)	(9.4)
Financing activities	(127.2)	(221.0)	93.8
━━━━━━━━━
1.Consists of typical non-cash charges including depreciation and amortization, stock based compensation expense, deferred income tax expense and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $25.3 million more cash in 2022 primarily due to higher net income and favorable working capital changes, offset by higher incentive compensation payments related to fiscal year 2021.
Investing activities used $24.9 million more cash in 2022, reflecting additional cash paid for the acquisition of Masterflex and increased capital spending.
Financing activities used $93.8 million less cash in 2022 primarily due to lower debt repayments in comparison to 2021, offset by fewer proceeds received from the exercise of stock options.
Free cash flow

(in millions)	Three months ended March 31,		Change
	2022	2021
Net cash provided by operating activities	$152.2	$126.9	$25.3
Capital expenditures	(24.5)	(15.1)	(9.4)
Free cash flow	$127.7	$111.8	$15.9
Free cash flow was $15.9 million higher in 2022 due to the changes in cash flows from operating activities noted above, partially offset by an increase in capital spending, principally reflecting capacity additions in our global supply chain.

Indebtedness
For information about our indebtedness, refer to the section entitled “Liquidity” and note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”
New accounting standards
There were no new accounting standards that we expect to have a material impact on our financial position or results of operations upon adoption.
Item 3.    Quantitative and qualitative disclosures about market risk
There have been no significant changes to the disclosures about market risk included in our Annual Report.
Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
10.1
Amendment No. 9 to the Credit Agreement, dated as of November 21, 2017 (as amended by Amendment No. 1 to Credit Agreement, dated as of November 27, 2018, as amended by Amendment No. 2 to Credit Agreement, dated as of June 18, 2019, as amended by Amendment No. 3 to Credit Agreement, dated as of January 24, 2020, as amended by Amendment No. 4 to Credit Agreement, dated as of July 14, 2020, as amended by Amendment No. 5 to Credit Agreement, dated as of November 6, 2020, as amended by Amendment No. 6 to Credit Agreement, dated as of June 10, 2021, as amended by Amendment No. 7 to Credit Agreement, dated as of July 7, 2021, as amended by Amendment No. 8 to the Credit Agreement, dated as of November 1, 2021) among AVANTOR FUNDING, INC., a Delaware corporation and GOLDMAN SACHS BANK USA, as administrative agent and collateral agent for the lenders.
*
10.2	Employment Letter Agreement dated December 18, 2020 between Sheri Lewis and VWR Management Services, LLC	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
101	XBRL exhibits	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
━━━━━━━━━
*        Filled herewith
**        Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avantor, Inc.

Date: April 29, 2022	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)