Form 10-Q
period 2022-06-30
Avantor, Inc.
filed 2022-07-29
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On July 21, 2022, 674,034,773 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended June 30, 2022

i

Glossary

Description
we, us, our	Avantor, Inc. and its subsidiaries
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Annual Report	our annual report on Form 10-K for the year ended December 31, 2021
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
cGMP	Current Good Manufacturing Practice
COVID-19	Coronavirus disease of 2019
double-digit	greater than 10%
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
GAAP	United States generally accepted accounting principles
Goldman Sachs	an investment banking firm and its affiliates
high single-digit	7 - 9%
LIBOR	the basic rate of interest used in lending between banks on the London interbank market
low single-digit	1 - 3%
M&A	Mergers and Acquisitions
MCPS	6.250% Series A Mandatory Convertible Preferred Stock
mid single-digit	4 - 6%
OCI	other comprehensive income
OEM	original engineering manufacturers
RSU	restricted stock unit
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
Specialty procurement	product sales related to customer procurement services
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$237.5	$301.7
Accounts receivable, net of allowances of $26.7 and $26.4	1,269.6	1,222.1
Inventory	922.5	872.0
Other current assets	141.9	81.4
Total current assets	2,571.5	2,477.2
Property, plant and equipment, net of accumulated depreciation of $473.8 and $445.2	698.1	705.5
Other intangible assets, net (see note 7)	4,280.4	5,140.3
Goodwill	5,626.1	5,341.1
Other assets	254.8	233.1
Total assets	$13,430.9	$13,897.2
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$246.4	$45.2
Accounts payable	798.6	755.1
Employee-related liabilities	118.1	199.7
Accrued interest	48.9	49.8
Other current liabilities	359.3	401.0
Total current liabilities	1,571.3	1,450.8
Debt, net of current portion	6,292.7	6,978.0
Deferred income tax liabilities	745.8	913.0
Other liabilities	351.6	358.4
Total liabilities	8,961.4	9,700.2
Commitments and contingencies (see note 8)
Stockholders’ equity:
MCPS including paid-in capital, 0.0 and 20.7 shares outstanding	—	1,003.7
Common stock including paid-in capital, 673.9 and 609.7 shares outstanding	3,756.1	2,752.6
Accumulated earnings	861.7	483.9
Accumulated other comprehensive loss	(148.3)	(43.2)
Total stockholders’ equity	4,469.5	4,197.0
Total liabilities and stockholders’ equity	$13,430.9	$13,897.2

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales	$1,910.5	$1,858.6	$3,860.9	$3,644.2
Cost of sales	1,262.8	1,232.1	2,523.3	2,404.9
Gross profit	647.7	626.5	1,337.6	1,239.3
Selling, general and administrative expenses	352.1	371.8	735.0	718.3
Operating income	295.6	254.7	602.6	521.0
Interest expense	(63.9)	(51.0)	(128.7)	(102.5)
Loss on extinguishment of debt	(6.1)	(3.2)	(7.9)	(8.4)
Other income, net	0.7	14.6	2.1	16.4
Income before income taxes	226.3	215.1	468.1	426.5
Income tax expense	(38.9)	(57.3)	(90.3)	(104.7)
Net income	187.4	157.8	377.8	321.8
Accumulation of yield on preferred stock	(8.1)	(16.2)	(24.2)	(32.3)
Net income available to common stockholders	$179.3	$141.6	$353.6	$289.5

Earnings per share:
Basic	$0.28	$0.24	$0.56	$0.50
Diluted	$0.28	$0.24	$0.55	$0.49
Weighted average shares outstanding:
Basic	644.2	582.6	627.2	581.9
Diluted	680.2	591.1	680.8	590.3

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$187.4	$157.8	$377.8	$321.8
Other comprehensive (loss) income:
Foreign currency translation — unrealized (loss) gain	(71.0)	16.5	(98.0)	(17.0)
Derivative instruments:
Unrealized gain (loss)	7.3	(1.2)	7.0	(2.1)
Reclassification of (gain) loss into earnings	(1.1)	1.5	(1.3)	2.2
Activity related to defined benefit plans	—	(0.2)	4.5	0.4
Other comprehensive (loss) income before income taxes	(64.8)	16.6	(87.8)	(16.5)
Income tax effect	(14.2)	0.9	(17.3)	(3.8)
Other comprehensive (loss) income	(79.0)	17.5	(105.1)	(20.3)
Comprehensive income	$108.4	$175.3	$272.7	$301.5
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated earnings (deficit)	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	20.7	$1,003.7	610.3	$2,749.3	$674.3	$(69.3)	$4,358.0
Comprehensive income	—	—	—	—	187.4	(79.0)	108.4
Stock-based compensation expense	—	—	—	13.4	—	—	13.4
Accumulation of yield on preferred stock	—	—	—	(8.1)	—	—	(8.1)
Stock option exercises and other common stock transactions	—	—	0.7	(2.2)	—	—	(2.2)
Conversion of MCPS into Common stock	(20.7)	(1,003.7)	62.9	1,003.7	$—	—	—
Balance at June 30, 2022	—	$—	673.9	$3,756.1	$861.7	$(148.3)	$4,469.5

Balance at March 31, 2021	20.7	$1,003.7	581.8	$1,743.2	$75.3	$(16.1)	$2,806.1
Comprehensive income	—	—	—	—	157.8	17.5	175.3
Stock-based compensation expense	—	—	—	11.5	—	—	11.5
Accumulation of yield on preferred stock	—	—	—	(16.2)	—	—	(16.2)
Stock option exercises and other common stock transactions	—	—	1.9	9.2	—	—	9.2
Balance at June 30, 2021	20.7	$1,003.7	583.7	$1,747.7	$233.1	$1.4	$2,985.9

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity (continued)

(in millions)	Stockholders’ equity
	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated earnings (deficit)	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	20.7	$1,003.7	609.7	$2,752.6	$483.9	$(43.2)	$4,197.0
Comprehensive income	—	—	—	—	377.8	(105.1)	272.7
Stock-based compensation expense	—	—	—	25.4	—	—	25.4
Accumulation of yield on preferred stock		—	—	(24.2)	—	—	(24.2)
Stock option exercises and other common stock transactions	—	—	1.3	(1.4)	—	—	(1.4)
Conversion of MCPS into Common stock	(20.7)	(1,003.7)	62.9	1,003.7	—	—	—
Balance at June 30, 2022	—	$—	673.9	$3,756.1	$861.7	$(148.3)	$4,469.5

Balance at December 31, 2020	20.7	$1,003.7	580.1	$1,737.6	$(88.7)	$21.7	$2,674.3
Comprehensive income	—	—	—	—	321.8	(20.3)	301.5
Stock-based compensation expense	—	—	—	22.3	—	—	22.3
Accumulation of yield on preferred stock	—	—	—	(32.3)	—	—	(32.3)
Stock option exercises and other common stock transactions	—	—	3.6	20.1	—	—	20.1
Balance at June 30, 2021	20.7	$1,003.7	583.7	$1,747.7	$233.1	$1.4	$2,985.9

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$377.8	$321.8
Reconciling adjustments:
Depreciation and amortization	204.2	175.1
Stock-based compensation expense	23.7	23.6
Provision for accounts receivable and inventory	28.2	24.1
Deferred income tax (benefit)	(39.5)	(5.3)
Amortization of deferred financing costs	8.5	7.6
Loss on extinguishment of debt	7.9	8.4
Foreign currency remeasurement (gain) loss	(0.6)	2.8
Changes in assets and liabilities:
Accounts receivable	(98.2)	(122.0)
Inventory	(93.1)	(103.0)
Accounts payable	72.4	63.1
Accrued interest	(0.9)	0.2
Other assets and liabilities	(115.4)	(10.2)
Other, net	4.7	4.5
Net cash provided by operating activities	379.7	390.7
Cash flows from investing activities:
Capital expenditures	(60.8)	(38.5)
Cash paid for acquisitions, net of cash acquired	(20.2)	(1,166.7)
Other	0.4	1.3
Net cash used in investing activities	(80.6)	(1,203.9)
Cash flows from financing activities:
Debt borrowings	210.0	1,134.6
Debt repayments	(523.9)	(316.1)
Payments of debt refinancing fees and premiums	—	(20.1)
Payments of dividends on preferred stock	(32.4)	(32.3)
Proceeds received from exercise of stock options	11.6	37.5
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(13.0)	(25.8)
Net cash (used in) provided by financing activities	(347.7)	777.8
Effect of currency rate changes on cash	(17.5)	(4.5)
Net change in cash, cash equivalents and restricted cash	(66.1)	(39.9)
Cash, cash equivalents and restricted cash, beginning of period	327.1	289.2
Cash, cash equivalents and restricted cash, end of period	$261.0	$249.3

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
Conversion of MCPS into Common Stock
In May of 2022, all of the outstanding shares of 6.250% Series A MCPS, par value $0.01 per share automatically converted into 62.9 million shares of the Company’s common stock, in accordance with their terms. The conversion rate for each share of MCPS was 3.0395 shares of our common stock, subject to receipt of cash in lieu of fractional shares, and was determined based on the price of our common stock on the date of conversion. No outstanding shares of the MCPS remained following the mandatory conversion.
Principles of consolidation
All intercompany balances and transactions have been eliminated from the financial statements.
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported throughout the financial statements. Actual results could differ from those estimates.
2.    Business combinations
Acquisition of Masterflex
On November 1, 2021, we completed the acquisition of Masterflex for cash consideration of $2,845.3 million. In the first quarter of fiscal year 2022, we made an additional $15.3 million payment to taxing authorities on behalf of the sellers to settle a pre-acquisition liability. In the second quarter of 2022, we made an additional $4.9 million payment to the sellers to adjust for final net working capital balances, bringing the total purchase price consideration to $2,865.5 million.
The preliminary fair value of the net assets acquired on November 1, 2021 included the following:

(in millions)	November 1, 2021
Inventory	$45.7
Property, plant & equipment	9.8
Other intangible assets	664.2
Goodwill	2,168.8
Other assets and liabilities	(3.3)
Deferred income taxes, net	(19.7)
Total net assets	$2,865.5
The assets acquired and liabilities assumed are recorded at their estimated fair values as part of our Americas operating segment as of November 1, 2021. The balances of the acquired assets and liabilities have been updated from our prior filings to reflect additional information relating to the fair values of acquired inventory, intangible asset, working capital, and related deferred taxes. The areas of the purchase accounting that remain preliminary and subject to change are finalizing the review of the valuation of intangible assets and inventories and assessing any related deferred tax impacts. As the initial acquisition accounting is based on preliminary assessments, actual values may differ materially when final information becomes available for these items. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed.
The following table summarizes the preliminary fair value of intangible assets acquired on November 1, 2021 and their related weighted average amortization period:

(in millions)	Fair value	Weighted average estimated life
Customer relationships	$212.0	13.0 years
Developed technology - Tubing	234.4	15.0 years
Developed technology - Pumps	122.0	10.0 years
Trademark	95.8	15.0 years
Total	$664.2
The goodwill represents intellectual capital and the acquired assembled workforce, which are other intangible assets that do not qualify for separate recognition. A portion of the goodwill is deductible for tax purposes.
Revenue from acquired companies
During the three and six months ended June 30, 2022, Masterflex has generated revenues of $63.7 million and $132.2 million, respectively.
During the three and six months ended June 30, 2022, Ritter has generated revenues of $33.4 million and $80.1 million, respectively.

Pro forma disclosures
The following unaudited pro forma combined financial information is provided for the three and six months ended June 30, 2022 and 2021. The pro forma information is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company.

(in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$1,910.5	$1,966.4	$3,860.9	$3,873.8
Net income	187.4	150.4	377.8	301.4
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

3.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2022:

(in millions, except per share data)	Three months ended June 30, 2022			Six months ended June 30, 2022
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$179.3	644.2	$0.28	$353.6	627.2	$0.56
Dilutive effect of stock-based awards	—	6.6		—	7.5
Dilutive impact of MCPS	8.1	29.4		24.2	46.1
Diluted	$187.4	680.2	$0.28	$377.8	680.8	$0.55
The following table presents the reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2021:

(in millions, except per share data)	Three months ended June 30, 2021			Six months ended June 30, 2021
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$141.6	582.6	$0.24	$289.5	581.9	$0.50
Dilutive effect of stock-based awards	—	8.5		—	8.4
Diluted	$141.6	591.1	$0.24	$289.5	590.3	$0.49
For the three and six months ended June 30, 2021, diluted earnings per share included accumulated yield on preferred stock of $16.2 million and $32.3 million, respectively, and excluded 62.9 million of common stock equivalents under the MCPS because they were anti-dilutive to the calculation.
4.    Segment financial information
We report three geographic segments based on customer location: Americas, Europe and AMEA. Each segment manufactures and distributes solutions for the biopharmaceutical, healthcare, education & government and advanced technologies & applied materials industries. Corporate costs are managed on a standalone basis and not allocated to segments.

The following table presents information by reportable segment:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales:
Americas	$1,156.6	$1,069.8	$2,300.0	$2,104.9
Europe	623.8	666.0	1,304.2	1,316.4
AMEA	130.1	122.8	256.7	222.9
Total	$1,910.5	$1,858.6	$3,860.9	$3,644.2
Adjusted EBITDA:
Americas	$289.8	$251.7	$584.0	$503.7
Europe	119.3	123.8	262.7	254.9
AMEA	36.1	28.5	65.4	51.1
Corporate	(41.1)	(37.4)	(84.9)	(80.0)
Total	$404.1	$366.6	$827.2	$729.7
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.
The following table presents the reconciliation of Adjusted EBITDA from net income, the nearest measurement under GAAP:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$187.4	$157.8	$377.8	$321.8
Interest expense	63.9	51.0	128.7	102.5
Income tax expense	38.9	57.3	90.3	104.7
Depreciation and amortization	89.7	86.1	204.2	175.1
Loss on extinguishment of debt	6.1	3.2	7.9	8.4
Net foreign currency loss from financing activities	0.9	1.2	1.0	2.0
Other stock-based compensation (benefit) expense	(0.4)	0.7	(1.7)	1.3
Acquisition-related expenses[1]	—	21.6	—	24.6
Integration-related expenses[2]	3.3	0.5	7.2	0.5
Purchase accounting adjustments[3]	13.8	—	9.4	—
Restructuring and severance charges[4]	0.5	0.2	2.4	1.8
Receipt of disgorgement penalty[5]	—	(13.0)	—	(13.0)
Adjusted EBITDA	$404.1	$366.6	$827.2	$729.7

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
3.Represents the non-cash reduction of contingent consideration related to the Ritter acquisition and the amortization of the purchase accounting adjustment to record inventory acquired from Masterflex at fair value.
4.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
5.As described in note 12.
The following table presents net sales by product line:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Proprietary materials & consumables	$741.3	$630.8	$1,489.3	$1,196.0
Third party materials & consumables	688.0	739.4	1,412.7	1,497.8
Services & specialty procurement	232.2	232.2	467.2	452.0
Equipment & instrumentation	249.0	256.2	491.7	498.4
Total	$1,910.5	$1,858.6	$3,860.9	$3,644.2
5.    Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash flow information:

(in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$237.5	$301.7
Restricted cash classified as other assets	23.5	25.4
Total	$261.0	$327.1
At June 30, 2022 and December 31, 2021, amounts included in restricted cash primarily represent funds held in escrow to satisfy a long term retention incentive related to the acquisition of Ritter GmbH.

(in millions)	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Cash paid for income taxes, net	$131.3	$69.5
Cash paid for interest, excluding financing leases	116.6	90.4
Cash paid for interest on finance leases	2.5	2.5
Cash paid under operating leases	22.2	21.8
Cash flows from financing activities:
Cash paid under finance leases	2.3	2.3

6.    Inventory
The following table presents the components of inventory:

(in millions)	June 30, 2022	December 31, 2021
Merchandise inventory	$525.6	$562.9
Finished goods	156.3	102.6
Raw materials	183.3	156.1
Work in process	57.3	50.4
Total	$922.5	$872.0

7.    Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	June 30, 2022			December 31, 2021
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$4,791.1	$1,207.4	$3,583.7	$5,474.2	$1,121.6	$4,352.6
Trade names	353.3	194.8	158.5	505.1	194.1	311.0
Other	630.0	184.1	445.9	541.5	157.1	384.4
Total finite-lived	$5,774.4	$1,586.3	4,188.1	$6,520.8	$1,472.8	5,048.0
Indefinite-lived			92.3			92.3
Total			$4,280.4			$5,140.3

8.    Commitments and contingencies
Our business involves commitments and contingencies related to compliance with environmental laws and regulations, the manufacture and sale of products and litigation. The ultimate resolution of contingencies is subject to significant uncertainty, and it is reasonably possible that contingencies could be decided unfavorably for us.
Environmental laws and regulations
Our environmental liabilities are subject to changing governmental policy and regulations, discovery of unknown conditions, judicial proceedings, method and extent of remediation, existence of other potentially responsible parties and future changes in technology. We believe that known and unknown environmental matters, if not resolved favorably, could have a material effect on our financial position, liquidity and profitability. Matters to be disclosed are as follows:
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. At June 30, 2022, our accrued obligation under this order is $2.9 million, which is calculated based on expected cash payments discounted at rates ranging from 2.8% in 2022 to 3.4% in 2045. The undiscounted amount of that obligation is $4.1 million. We are indemnified against any losses incurred in this matter as stipulated through the agreement referenced in our Annual Report.

In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At June 30, 2022, our balance sheet includes a liability of $2.1 million for remediation and monitoring costs. That liability is estimated primarily on discounted expected remediation payments and is not materially different from its undiscounted amount.
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
Litigation
At June 30, 2022, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

9.    Debt
The following table presents information about our debt:

(dollars in millions)	June 30, 2022			December 31, 2021
	Interest terms	Rate	Amount
Receivables facility	LIBOR plus 0.90%	2.51%	$210.0	$—
Senior secured credit facilities:
Euro term loans B-3	EURIBOR plus 2.50%	2.50%	—	133.9
Euro term loans B-4	EURIBOR plus 2.75%	2.75%	627.3	684.9
Euro term loans B-5	EURIBOR plus 2.25%	2.25%	337.0	367.9
U.S. dollar term loans B-4	LIBOR plus 2.00%	3.06%	—	229.3
U.S. dollar term loans B-5	LIBOR plus 2.25%	3.31%	1,903.6	2,063.9
2.625% secured notes	fixed rate	2.625%	680.8	739.6
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% unsecured notes	fixed rate	3.875%	418.9	455.1
4.625 % unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			69.1	71.2
Other			14.8	17.4
Total debt, gross			6,611.5	7,113.2
Less: unamortized deferred financing costs			(72.4)	(90.0)
Total debt			$6,539.1	$7,023.2
Classification on balance sheets:
Current portion of debt			$246.4	$45.2
Debt, net of current portion			6,292.7	6,978.0
Credit facilities
The following table presents availability under our credit facilities:

(in millions)	June 30, 2022
	Receivables facility	Revolving credit facility	Total
Capacity	$300.0	$515.0	$815.0
Undrawn letters of credit outstanding	(13.9)	—	(13.9)
Outstanding borrowings	(210.0)	—	(210.0)
Unused availability	$76.1	$515.0	$591.1
Capacity under the receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. At June 30, 2022, $577.2 million of accounts receivable were available as collateral under the facility. The receivables facility is with a commercial bank, functions like a line of credit and matures on March 27, 2023. The revolving credit facility under the senior secured credit facilities matures on July 14, 2025.

Senior secured credit facilities
During the quarter ended June 30, 2022, we fully repaid our U.S. dollar term loan B-4 and our Euro term loan B-3. We also made prepayments of $150.0 million on our U.S. dollar term loan B-5. In connection with these prepayments, we expensed $6.1 million of previously unamortized deferred financing costs related to these term loans as a loss on extinguishment of debt.
Debt covenants
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at June 30, 2022.

10.    Accumulated other comprehensive income or loss
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at March 31, 2022	$(48.8)	$—	$(20.5)	$(69.3)
Unrealized (loss) gain	(71.0)	7.3	—	(63.7)
Reclassification of gain into earnings	—	(1.1)	—	(1.1)
Change due to income taxes	(12.7)	(1.5)	—	(14.2)
Balance at June 30, 2022	$(132.5)	$4.7	$(20.5)	$(148.3)

Balance at March 31, 2021	$13.6	$(1.2)	$(28.5)	$(16.1)
Unrealized gain (loss)	16.5	(1.2)	—	15.3
Reclassification of loss (gain) into earnings	—	1.5	(0.2)	1.3
Change due to income taxes	1.0	(0.1)	—	0.9
Balance at June 30, 2021	$31.1	$(1.0)	$(28.7)	$1.4

Balance at December 31, 2021	$(19.2)	$0.4	$(24.4)	$(43.2)
Unrealized (loss) gain	(98.0)	7.0	4.6	(86.4)
Reclassification of gain into earnings	—	(1.3)	(0.1)	(1.4)
Change due to income taxes	(15.3)	(1.4)	(0.6)	(17.3)
Balance at June 30, 2022	$(132.5)	$4.7	$(20.5)	$(148.3)

Balance at December 31, 2020	$51.8	$(1.0)	$(29.1)	$21.7
Unrealized loss	(17.0)	(2.1)	—	(19.1)
Reclassification of loss into earnings	—	2.2	0.4	2.6
Change due to income taxes	(3.7)	(0.1)	—	(3.8)
Balance at June 30, 2021	$31.1	$(1.0)	$(28.7)	$1.4
The reclassifications and income tax effects shown above were immaterial to the financial statements. The reclassifications were made to either cost of sales or SG&A expenses depending upon the nature of the underlying transaction. The income tax effects in the three and six months ended June 30, 2022 on foreign currency translation were due to our net investment hedge and cross-currency swap discussed in note 14.

11.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Three months ended June 30,		Six months ended June 30,
		2022	2021	2022	2021
Stock options	Equity	$4.0	$4.7	$8.0	$9.3
RSUs	Equity	9.1	6.5	16.7	12.2
Other	Both	(0.1)	1.0	(1.0)	2.1
Total		$13.0	$12.2	$23.7	$23.6
Balance sheet classification:
Equity		$13.4	$11.5	$25.4	$22.3
Liability		(0.4)	0.7	(1.7)	1.3
At June 30, 2022, unvested awards under our plans have remaining stock-based compensation expense of $93.0 million to be recognized over a weighted average period of 1.8 years.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2021	16.3	$19.83
Granted	1.1	33.09
Exercised	(0.5)	18.23
Forfeited	(0.6)	20.28
Balance at June 30, 2022	16.3	20.75	$170.9	6.6 years
Expected to vest	5.0	23.29	41.2	8.1 years
Vested	11.3	19.63	129.7	5.9 years
During the six months ended June 30, 2022, we granted stock options that have a contractual life of ten years and will vest annually over four years, subject to the recipient continuously providing service to us through such date.

RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2021	4.4	$19.52
Granted	1.0	33.94
Vested	(1.1)	18.26
Forfeited	(0.2)	26.15
Balance at June 30, 2022	4.1	24.40
During the six months ended June 30, 2022, we granted RSUs that will vest annually over three to four years, subject to the recipient continuously providing service to us through each such date. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. The expense recorded on such awards for the three months ended June 30, 2022 and June 30, 2021 was $2.7 million and $1.5 million, for the six months ended June 30, 2022 and June 30, 2021 was $5.0 million and $2.8 million, respectively.
12.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net foreign currency (loss) from financing activities	$(0.9)	$(1.2)	$(1.0)	$(2.0)
Income related to defined benefit plans	1.6	2.6	3.0	5.0
Other[1]	—	13.2	0.1	13.4
Other income, net	$0.7	$14.6	$2.1	$16.4
━━━━━━━━━
1.We recognized $13.0 million of other income during the three month period ended June 30, 2021 related to the disgorgement of disallowed trading profits from Goldman Sachs, which was a related party until December 31, 2020.

13.    Income taxes
The following table presents the relationship between income tax expense and income before income taxes:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Income before income taxes	$226.3	$215.1	$468.1	$426.5
Income tax expense	(38.9)	(57.3)	(90.3)	(104.7)
Effective income tax rate	17.2%	26.6%	19.3%	24.5%
Income tax expense in the quarter is based upon the estimated income for the full year. The composition of the income in different countries and adjustments, if any, in the applicable quarterly periods influences our expense.
The relationship between pre-tax income and income tax expense is affected by the impact of losses for which we cannot claim a tax benefit, non-deductible expenses, and other items that increase tax expense without a relationship to income, such as withholding taxes and changes with respect to uncertain tax positions. The change in the effective tax rate for the three and six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021, is lower driven by a one time impact due to changes of tax rates in certain of our European tax jurisdictions in 2021, as well as adjustments to our deferred tax expense related to deductions for stock-based compensation.
14.    Derivative and hedging activities
Hedging instruments:
We engage in hedging activities to reduce our exposure to foreign currency exchange rates and interest rates. Our hedging activities are designed to manage specific risks according to our strategies, as summarized below, which may change from time to time. Our hedging activities consist of the following:
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
Cash flow hedges of interest rate risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $2.2 million will be reclassified as a reduction to interest expense.
As of June 30, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

(dollars in millions)
Interest rate derivative	Number of instruments	Notional
Interest rate swaps	1	$750.0

Effect of cash flow hedge accounting on AOCI

The table below presents the effect of cash flow hedge accounting on AOCI for the six months ended June 30, 2022 and June 30, 2021. As we entered into the derivatives in the second quarter of 2022, the numbers for the three months ended are the same as the six months ended June 30, 2022 in the table below.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) reclassified from AOCI into Income	Amount of gain or (loss) reclassified from AOCI into Income
	June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021
Interest rate products	2.6	—	Interest (expense)	(2.5)	—
Total	$2.6	$—		$(2.5)	$—

Effect of cash flow hedge accounting on the income statement
The table below presents the effect of our derivative financial instruments on the statement of operations for the six months ended June 30, 2022 and June 30, 2021. As we entered into the derivatives in the second quarter of 2022, the numbers for the three months ended are the same as the six months ended June 30, 2022 in the table below.

	June 30, 2022	June 30, 2021
(in millions)	Interest income (expense)	Interest income (expense)
Total amounts of line items presented in the statements of operations were the effects of cash flow hedges are recorded	$(128.7)	$—
Amount of gain reclassified from AOCI into income	$(2.5)	$—

Net investment hedges
We are exposed to fluctuations in foreign exchange rates on investments it holds in foreign entities, specifically our net investment in Avantor Holdings B.V., a EUR-functional-currency consolidated subsidiary, against the risk of changes in the EUR-USD exchange rate. In the second quarter of 2022, the Company entered into fixed-to-fixed cross-currency swaps to hedge its exposure to changes in foreign exchange rates of its foreign investments. Cross-currency swaps involve the receipt of functional-currency fixed-rate amounts from a counterparty in exchange for making foreign-currency fixed-rate payments over the life of the agreement.
For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.
As of June 30, 2022, we had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

(value in millions)
Foreign currency derivative	Number of instruments	Notional sold	Notional purchased
Cross-currency swaps	1	€691.1	$750.0
Effect of net investment hedges on AOCI and the income statement
The table below presents the effect of our net investment hedges on AOCI and the statement of operations for the six months ended June 30, 2022 and June 30, 2021. As we entered into the derivatives in the second quarter of 2022, the numbers for the three months ended are the same as the six months ended June 30, 2022 in the table below.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) reclassified from AOCI into Income	Amount of gain or (loss) reclassified from AOCI into Income		Location of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)
	June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021
Cross currency swaps	$30.8	$—	Loss on sale of subsidiary	$—	$—	Interest income	$3.1	$—
Total	$30.8	$—		$—	$—		$3.1	$—

The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2022 and December 31, 2021:

	Asset derivatives				Liability derivatives
	June 30, 2022		December 31, 2021		June 30, 2022		December 31, 2021
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate products	Other current assets	$5.1	Other current assets	$—	Other current liabilities	$—	Other current liabilities	$—
Foreign exchange products	Other current assets	27.7	Other current assets	—	Other current liabilities	—	Other current liabilities	—
Total		$32.8		$—		$—		$—

Termination of interest rate and cross-currency swaps

In July 2022, we terminated our existing $750.0 million cross-currency swap maturing April 30, 2025 and monetized $42.5 million of cash proceeds. We simultaneously executed a new on-market $750.0 million cross-currency swap maturing April 30, 2025.
Non-derivative financial instruments which are designated as hedging instruments:
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
Net investment hedge effectiveness is assessed based upon the change in the spot rate of the foreign currency denominated debt. The critical terms of the foreign currency notes match the portion of the net investments designated as being hedged. At June 30, 2022, the net investment hedge was equal to the designated portion of the European operations and was considered to be perfectly effective.
The accumulated (gain) loss related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of AOCI was $(32.7) million and $3.5 million as of June 30, 2022 and December 31, 2021, respectively.
The amount of (gain) loss related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income for the three and six months ended June 30, 2022 and June 30, 2021 are presented below:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net investment hedges	$(25.2)	$4.4	$(36.2)	$(15.2)

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

The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	June 30, 2022		December 31, 2021
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$210.0	$210.0	$—	$—
Senior secured credit facilities:
Euro term loans B-3	—	—	133.9	133.7
Euro term loans B-4	627.3	602.2	684.9	683.6
Euro term loans B-5	337.0	327.7	367.9	367.7
U.S. dollar term loans B-4	—	—	229.3	224.9
U.S. dollar term loans B-5	1,903.6	1,832.2	2,063.9	2,029.1
2.625% secured notes	680.8	635.7	739.6	758.2
3.875% unsecured notes	800.0	702.3	800.0	810.9
3.875% unsecured notes	418.9	365.2	455.1	475.3
4.625 % unsecured notes	1,550.0	1,422.3	1,550.0	1,629.8
Finance lease liabilities	69.1	69.1	71.2	71.2
Other	14.8	14.8	17.4	17.4
Total	$6,611.5	$6,181.5	$7,113.2	$7,201.8
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

During the three months ended June 30, 2022, we recorded net sales of $1,910.5 million, net income of $187.4 million and Adjusted EBITDA of $404.1 million. Net sales increased by 2.8%, which included 2.3% organic growth compared to the same period in 2021. See “Reconciliations of non-GAAP measures” for a reconciliation of net income to Adjusted EBITDA and “Results of operations” for a reconciliation of net sales growth to organic net sales growth.
Factors and current trends affecting our business and results of operations
The following updates the factors and current trends disclosed in the Annual Report. These updates could affect our performance and financial condition in future periods.
Our results are impacted by acquisitions
We completed the acquisitions of Masterflex, Ritter GmbH, and RIM Bio in 2021. Masterflex is a leading global manufacturer of peristaltic pumps and aseptic single-use fluid transfer technologies. Ritter GmbH's current business is focused on supplying high-quality liquid handling consumables used in a variety of molecular screening and diagnostic applications and as part of drug discovery and clinical trial testing in pharma and biotech applications. RIM Bio's current business provides a complete range of single-use 2D bags, 3D bags, tank liners, bag assemblies and multi-bag manifolds used in the manufacturing of biologics including monoclonal antibodies (mAbs), vaccines, cell and gene therapies, and recombinant proteins.
Our results continue to be impacted by the ongoing global coronavirus outbreak
The results for each of our three regions continue to be impacted by the COVID-19 pandemic for the three and six months ended June 30, 2022, as described further in the “Results of operations” section below. For a discussion of the impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we experienced through December 31, 2021, see “Part II—Item 7—Management's discussion and analysis of financial condition and results of operations” in the Annual Report. For additional discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions on our results, see “The COVID-19 pandemic has adversely impacted, and continues to pose risks to, our business, operating results, cash flows and/or financial condition, the nature and extent of which could be material.” included in “Part I—Item 1A—Risk factors” in the Annual Report.
We have been impacted by supply chain constraints and inflationary pressures
We have experienced challenges in sourcing certain products and raw materials as a result of global supply chain disruptions and have experienced inflationary pressures across all of our cost categories. While we have implemented pricing and productivity measures to combat these pressures, they may continue to adversely impact our results.
Fluctuations in foreign currency rates impact our results
Our consolidated results of operations are comprised of many different functional currencies that translate into our U.S. Dollar reporting currency. The movement of the U.S. Dollar against those functional currencies, particularly the Euro, has caused significant variability in our results and may continue to do so in the future.

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

Executive summary

(dollars in millions)	Three months ended June 30,		Change
	2022	2021
Net sales	$1,910.5	$1,858.6	$51.9
Gross margin	33.9%	33.7%	20 bps
Operating income	$295.6	$254.7	$40.9
Net income	187.4	157.8	29.6
Adjusted EBITDA	404.1	366.6	37.5
Adjusted EBITDA margin	21.2%	19.7%	143 bps
Second quarter net sales growth was driven by our biopharma and advanced technologies & applied materials end markets, as well as the impact of three acquisitions completed in 2021, partially offset by unfavorable foreign currency impact and COVID-19 related headwinds. Commercial excellence, growth of our proprietary materials and consumables product group and M&A contributed to expansion in both gross margin and Adjusted EBITDA margin.
Net Sales
Three months ended

(in millions)	Three months ended June 30,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	M&A impact	Organic net sales growth
	2022	2021
Americas	$1,156.6	$1,069.8	$86.8	$(3.8)	$45.4	$45.2
Europe	623.8	666.0	(42.2)	(71.3)	30.6	(1.5)
AMEA	130.1	122.8	7.3	(5.7)	14.5	(1.5)
Total	$1,910.5	$1,858.6	$51.9	$(80.8)	$90.5	$42.2
Net sales increased $51.9 million or 2.8%, which included $80.8 million or 4.4% of unfavorable foreign currency impact and $90.5 million or 4.9% of M&A impact. Organic growth was $42.2 million or 2.3% (6.4% when excluding COVID-19 related headwinds) and was primarily due to growth in our proprietary products and services.
In the Americas, net sales increased $86.8 million or 8.1%, which included $3.8 million or 0.4% of unfavorable foreign currency impact and $45.4 million or 4.2% of M&A impact. Organic growth in net sales was $45.2 million or 4.3% (8.1% excluding COVID-19 headwinds). Additional information on organic net sales growth by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (55%) — Sales grew mid single-digits, primarily due to double-digits growth in sales of proprietary materials in biopharma production driven by our chemicals and serum product offerings and mid-single digit growth in research offerings, partially offset by reduced sales of COVID-19 related products.

•Healthcare (10%) — Sales decreased mid single-digits as strong growth in our medical grade silicone offering was more than offset by declines in COVID-19 related offerings.
•Education and government (15%) — Sales decreased high single-digits primarily due to declines in lab chemicals and equipment & instrumentation, in part driven by prior year lab re-openings and build-outs, which did not repeat, and lower sales of COVID-19 related offerings to university research and government customers.
•Advanced technologies & applied materials (20%) — Sales increased double-digits driven by strong sales to our semiconductor and electronic device customers.
In Europe, net sales decreased $42.2 million or 6.3%, which included $71.3 million or 10.7% of unfavorable foreign currency impact and $30.6 million or 4.6% of M&A impact. Organic net sales declined $1.5 million or 0.2% (but increased 4.7% excluding COVID-19 headwinds). Additional information on organic net sales growth by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (50%) — Sales grew low single-digits driven by double-digit growth in our production chemicals offering, partially offset by declines in COVID-19 related offerings.

•Healthcare (10%) — Sales decreased high single-digits due to declines in COVID-19 related offerings and lower sales of medical grade silicone offerings.
•Education & government (10%) — Sales were flat driven by growth in sales of equipment & instrumentation in the education end market offset by COVID-19 related headwinds in the government end market.
•Advanced technologies & applied materials (30%) — Sales increased low single-digits as growth in proprietary products and equipment & instrumentation were partially offset by COVID-19 headwinds.
In AMEA, net sales increased $7.3 million or 5.9%, which included $5.7 million or 4.6% of unfavorable foreign currency impact and $14.5 million or 11.8% of M&A impact. The organic decline in net sales was $1.5 million or 1.3% (0.3% excluding COVID-19 headwinds). Additional information on organic net sales growth by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (50%) — Sales declined double-digits as supply constraints and COVID-19 related lockdowns in China impacted the region.
•Advanced technologies & applied materials (40%) — Sales grew double-digits primarily driven by growth of our proprietary offerings into the semiconductor industry as well as strong industrial demand in the region.

Six months ended

(in millions)	Six months ended June 30,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	M&A Impact	Organic net sales growth
	2022	2021
Americas	$2,300.0	$2,104.9	$195.1	$(4.8)	$92.5	$107.4
Europe	1,304.2	1,316.4	(12.2)	(110.8)	82.9	15.7
AMEA	256.7	222.9	33.8	(8.5)	32.2	10.1
Total	$3,860.9	$3,644.2	$216.7	$(124.1)	$207.6	$133.2
Net sales increased $216.7 million or 5.9%, which included $124.1 million or 3.5% of unfavorable foreign currency impact and $207.6 million or 5.7% of M&A impact. Organic growth in net sales was $133.2 million or 3.7% (6.8% excluding COVID-19 headwinds).
In the Americas, net sales increased $195.1 million or 9.3%, which included $4.8 million or 0.2% of unfavorable foreign currency impact and $92.5 million or 4.4% of M&A impact. Organic growth in net sales was $107.4 million or 5.1% (8.0% excluding COVID-19 headwinds) for reasons similar to the three month period.
In Europe, net sales decreased $12.2 million or 0.9%, which included $110.8 million or 8.4% of unfavorable foreign currency impact and $82.9 million or 6.3% of M&A impact. Organic growth in net sales was $15.7 million or 1.2% (5.5% excluding COVID-19 headwinds) and was primarily driven by growth in our biopharma production chemicals and single-use offerings as well as our advanced technologies & applied materials end market, offset by the impacts of COVID-19 related headwinds.
In AMEA, net sales increased $33.8 million or 15.2%, which included $8.5 million or 3.8% of unfavorable foreign currency impact and $32.2 million or 14.4% of M&A impact. Organic growth in net sales was $10.1 million or 4.6% (3.8% excluding COVID-19 tailwinds) and was primarily driven by higher sales of our proprietary offerings into the semiconductor industry in our advanced technologies & applied materials business. This growth was partially offset by the impact of supply constraints and COVID-19 related lockdowns in China.
Gross margin

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2022	2021		2022	2021
Gross margin	33.9%	33.7%	20 bps	34.6%	34.0%	60 bps
Three and six months ended
Gross margin for the three and six months ended June 30, 2022 increased 20 basis points and 60 basis points, respectively, resulting primarily from commercial excellence and favorable product mix reflecting higher sales of our proprietary materials, as well as a favorable impact from the higher gross margin sales from acquired companies. The increase in gross margin was partially offset in both the three and six months ended June 30, 2022 by the required purchase accounting for the acquired Masterflex inventory and cost of goods sold at fair value, as well as increased freight charges. Without the purchase accounting impact, the gross margin would have increased 90 and 100 bps for the three and six months ended June

30, 2022, respectively, when compared to their prior periods. The impact is added back to Adjusted EBITDA within the caption “Purchase accounting adjustments”.
Operating income

(in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2022	2021		2022	2021
Gross profit	$647.7	$626.5	$21.2	$1,337.6	$1,239.3	$98.3
Operating expenses	352.1	371.8	(19.7)	735.0	718.3	16.7
Operating income	$295.6	$254.7	$40.9	$602.6	$521.0	$81.6
Three and six months ended
Operating income increased primarily from higher gross profit, as previously discussed. For the three months ended June 30, 2022, we have lower operating expenses driven by productivity and foreign currency impacts. On a year to date basis, the increase in operating expenses is driven by an additional $30.3 million in non-cash amortization expense related to intangible assets generated in our 2021 acquisitions, as well as investments in our workforce made over the course of 2021 and into 2022.
Net income

(in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2022	2021		2022	2021
Operating income	$295.6	$254.7	$40.9	$602.6	$521.0	$81.6
Interest expense	(63.9)	(51.0)	(12.9)	(128.7)	(102.5)	(26.2)
Loss on extinguishment of debt	(6.1)	(3.2)	(2.9)	(7.9)	(8.4)	0.5
Other income, net	0.7	14.6	(13.9)	2.1	16.4	(14.3)
Income tax expense	(38.9)	(57.3)	18.4	(90.3)	(104.7)	14.4
Net income	$187.4	$157.8	$29.6	$377.8	$321.8	$56.0
Three and six months ended
Net income increased due to higher operating income, as previously discussed, as well as lower income tax expense resulting from one time impact due to changes of tax rates in certain of our European tax jurisdictions in 2021, as well as adjustments to our deferred tax expense related to deductions for stock-based compensation. This was partially offset by higher interest expense as a result of incremental debt issued to finance the acquisitions completed in 2021, an additional loss on extinguishment of debt from early repayment of portions of our term loans, and lower other income resulting from the absence of a one-time disgorgement penalty payment that we received in 2021.

Adjusted EBITDA and Adjusted EBITDA margin
For a reconciliation of Adjusted EBITDA to Net income, the most directly comparable measure under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2022	2021		2022	2021
Adjusted EBITDA:
Americas	$289.8	$251.7	$38.1	$584.0	$503.7	$80.3
Europe	119.3	123.8	(4.5)	262.7	254.9	7.8
AMEA	36.1	28.5	7.6	65.4	51.1	14.3
Corporate	(41.1)	(37.4)	(3.7)	(84.9)	(80.0)	(4.9)
Total	$404.1	$366.6	$37.5	$827.2	$729.7	$97.5

Adjusted EBITDA margin	21.2%	19.7%	143 bps	21.4%	20.0%	140 bps
Three months ended
Adjusted EBITDA increased $37.5 million or 10.2%, which included an unfavorable foreign currency translation impact of $14.8 million or 4.1% and $30.1 million or 8.2% from M&A. The remaining growth was $22.2 million or 6.1%.
In the Americas, Adjusted EBITDA grew $38.1 million or 15.1%, or 7.2% when adjusted for unfavorable foreign currency translation impact and M&A. Higher gross profit driven by commercial excellence and favorable mix related to sales of our higher-margin proprietary products was partially offset by inflationary factors, including freight, and investments in our workforce made over the course of 2021 and into 2022.
In Europe, Adjusted EBITDA declined $4.5 million or 3.6%, but increased 3.7% when adjusted for unfavorable foreign currency translation impact and M&A. The increase was driven by higher gross profit resulting from favorable product mix and commercial excellence, partially offset by inflationary factors, including freight, and investments in our workforce made over the course of 2021 and into 2022.
In AMEA, Adjusted EBITDA grew $7.6 million or 26.7%, or 9.5% when adjusted for unfavorable foreign currency translation impact and M&A. Increases driven by higher net sales were offset by unfavorable inflationary factors, including freight, as well as supply chain challenges in the region.
In Corporate, Adjusted EBITDA declined $3.7 million or 9.9% reflecting investments in our workforce made over the course of 2021 and into 2022 and increased stock-based compensation expense.
Six months ended
Adjusted EBITDA increased $97.5 million or 13.4%, which included an unfavorable foreign currency translation impact of $22.7 million or 3.0% and $75.5 million or 10.3% from M&A. The remaining growth was $44.7 million or 6.1%.

In the Americas, Adjusted EBITDA grew $80.3 million or 15.9%, or 7.8% when adjusted for unfavorable foreign currency translation impact and M&A. Higher gross profit from commercial excellence and favorable product mix related to sales of our higher-margin proprietary products was partially offset by inflationary factors, including freight, and investments in our workforce made over the course of 2021 and into 2022.
In Europe, Adjusted EBITDA grew $7.8 million or 3.1%, or 2.4% when adjusted for unfavorable foreign currency translation impact and M&A, due to higher gross profit from favorable product mix and commercial excellence offset by inflationary factors, including freight, and investments in our workforce made over the course of 2021 and into 2022.
In AMEA, Adjusted EBITDA grew $14.3 million or 28.0%, or 6.7% when adjusted for unfavorable foreign currency translation impact and M&A. Increases driven by higher net sales were offset by unfavorable inflationary factors, including freight.
In Corporate, Adjusted EBITDA declined $4.9 million or 6.1% reflecting investments in our workforce made over the course of 2021 and into 2022 and increased stock-based compensation expense.

Reconciliations of non-GAAP financial measures
The following table presents the reconciliation of net income to Adjusted EBITDA:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$187.4	$157.8	$377.8	$321.8
Interest expense	63.9	51.0	128.7	102.5
Income tax expense	38.9	57.3	90.3	104.7
Depreciation and amortization	89.7	86.1	204.2	175.1
Loss on extinguishment of debt	6.1	3.2	7.9	8.4
Net foreign currency loss from financing activities	0.9	1.2	1.0	2.0
Other stock-based compensation (benefit) expense	(0.4)	0.7	(1.7)	1.3
Acquisition-related expenses[1]	—	21.6	—	24.6
Integration-related expenses[2]	3.3	0.5	7.2	0.5
Purchase accounting adjustments[3]	13.8	—	9.4	—
Restructuring and severance charges[4]	0.5	0.2	2.4	1.8
Receipt of disgorgement penalty[5]	—	(13.0)	—	(13.0)
Adjusted EBITDA	$404.1	$366.6	$827.2	$729.7
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
3.Represents the non-cash reduction of contingent consideration related to the Ritter acquisition and the amortization of the purchase accounting adjustment to record inventory acquired from Masterflex at fair value.
4.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
5.As described in note 12 to our unaudited interim financial statements.
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows. Most of our long-term financing is from indebtedness. For the three and six months ended June 30, 2022, we generated $227.5 million and $379.7 million of cash from operating activities, ended the quarter with $237.5 million of cash and cash equivalents and our availability under our credit facilities was $591.1 million. We have no debt repayments due in the next twelve months other than required term loan payments of $30.5 million and receivables facility borrowing of $210.0 million.

Liquidity
The following table presents our primary sources of liquidity:

(in millions)	June 30, 2022
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$300.0	$515.0	$815.0
Undrawn letters of credit outstanding	(13.9)	—	(13.9)
Outstanding borrowings	(210.0)	—	(210.0)
Unused availability	$76.1	$515.0	$591.1
Cash and cash equivalents			237.5
Total liquidity			$828.6
We fund short-term cash requirements primarily from operating cash flows. Some of our credit line availability depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs.
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at June 30, 2022.
At June 30, 2022, $211.0 million or 88.8% of our $237.5 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Six months ended June 30,		Change
	2022	2021
Operating activities:
Net income	$377.8	$321.8	56.0
Non-cash items[1]	232.4	236.3	(3.9)
Working capital changes[2]	(125.4)	(158.7)	33.3
All other	(105.1)	(8.7)	(96.4)
Total	$379.7	$390.7	$(11.0)
Investing activities	$(80.6)	$(1,203.9)	$1,123.3
Cash paid for acquisitions, net of cash acquired	(20.2)	(1,166.7)	1,146.5
Capital expenditures	(60.8)	(38.5)	(22.3)
Financing activities	(347.7)	777.8	(1,125.5)
━━━━━━━━━
1.Consists of typical non-cash charges including depreciation and amortization, stock based compensation expense, deferred income tax expense and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $11.0 million less cash in 2022 primarily due to higher payments for interest and tax, higher incentive compensation payments for fiscal year 2021 company performance, and higher payments to customers under our rebate programs driven by the strong 2021 volumes. These items were partially offset by higher net income and lower growth in working capital driven by stronger collections of accounts receivable.
Investing activities used $1,123.3 million less cash in 2022, reflecting the cash paid for acquisitions in the previous year offset by increased global capital spending in fiscal year 2022.
Financing activities used $1,125.5 million more cash in 2022 primarily due to higher debt repayments in comparison to 2021, specifically from fully paying down our U.S. Dollar Term Loan B-4 and our Euro Term Loan B-3, and issuances of new tranches of Euro term loans to finance the acquisitions in the previous year.

Free cash flow

(in millions)	Six months ended June 30,		Change
	2022	2021
Net cash provided by operating activities	$379.7	$390.7	$(11.0)
Acquisition-related expenses paid	—	24.6	$(24.6)
Capital expenditures	(60.8)	(38.5)	(22.3)
Free cash flow	$318.9	$376.8	$(57.9)
Free cash flow was $57.9 million lower in 2022 due to the changes in cash flows from operating activities noted above and an increase in capital spending, principally reflecting growth-related expansions in our global supply chain.
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
Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 2.    Unregistered sales of equity securities and use of proceeds
None.
Item 3.    Defaults upon senior securities
None.
Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
None.
Item 6.    Exhibits

Location of exhibits
Exhibit no.	Exhibit description	Form	Exhibit no.	Filling date
3.1	Certificate of Elimination relating to the 6.250% Series A Mandatory Convertible Preferred Stock	8-K	3.1	5/17/2022
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

Avantor, Inc.

Date: July 29, 2022	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)