Form 10-K
period 2022-12-31
Avantor, Inc.
filed 2023-02-14
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-K
━━━━━━━━━
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of common stock held by our non-affiliates at June 30, 2022 was $20,959,358,658.
On January 26, 2023, 674,443,506 shares of common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for our 2023 annual meeting of stockholders will be filed with the SEC on or before 120 days after our 2022 fiscal year-end and are incorporated by reference into Part III of this report.

Avantor, Inc. and subsidiaries
Form 10-K for the fiscal year ended December 31, 2022

i

Glossary

Description
we, us, our	Avantor, Inc. and its subsidiaries
2019 Plan	the Avantor, Inc. 2019 Equity Incentive Plan, a stock-based compensation plan
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
BIS	the Bureau of Industry and Security
CERCLA	the Comprehensive Environmental Response Compensation and Liability Act
cGMP	Current Good Manufacturing Practice
COVID-19	Coronavirus disease of 2019
double-digit	greater than 10%
DDTC	Directorate of Defense Trade controls
DEA	Drug Enforcement Administration
DHHS	Department of Health and Human Service
EMA	European Medicines Agency
EPA	the U.S. Environmental Protection Agency
ERP	enterprise resource planning system
EU	European Union
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
FCPA	the United States Foreign Corrupt Practices Act
FDA	United States Food and Drug Administration
GAAP	United States generally accepted accounting principles
GDPR	the General Data Protection Regulation
Goldman Sachs	an investment banking firm and its affiliates
high single-digit	7 - 9%
ICH Q7	the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use - Good Manufacturing Practice Guidance for Active Pharmaceutical Ingredients
IPO	initial public offering

Description
ISO	International Organization for Standardization or international equivalents
ITAR	the International Traffic In Arms Regulations
LIBOR	the basic rate of interest used in lending between banks on the London interbank market
Long-Term	period other than Short Term
low single-digit	1 - 3%
M&A	Mergers and Acquisitions
MCPS	6.250% Series A Mandatory Convertible Preferred Stock
mid single-digit	4 - 6%
NAV	Net Asset Value
NuSil	NuSil Acquisition Corp, NuSil Investments LLC and subsidiaries, a business organization with which we merged in 2016
NYSE	the New York Stock Exchange
OEM	original engineering manufacturers
OFAC	the U.S. Department of The Treasury’s Office of Foreign Assets Control
OSHA	the U.S. Occupational Safety & Health Administration
PPE	personal protective equipment
RSU	restricted stock unit
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
Short Term	period less than a year from the reporting date
SOFR	secured overnight financing rate
specialty procurement	product sales related to customer procurement services
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

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
v

PART I
Item 1.    Business
At Avantor, everything we do is tied to our unique mission of setting science in motion to create a better world.
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
We serve as a one-stop shop, providing scientists all they need to conduct their research; materials & consumables, equipment & instrumentation and services & specialty procurement. Our customer-centric innovation model enables us to provide solutions for some of the most demanding applications, and we leverage our comprehensive offering and access to early-stage research to identify and develop content and solutions that ultimately become specified into our customers’ approved production platforms. Our broad portfolio of products and services, fully integrated business model and world class, global supply chain enable us to support our customers’ journey every step of the way.
We have a number of distinctive capabilities that set us apart from other companies in our space. For example, our global footprint offers extraordinary customer access, enabling us to serve more than 300,000 customer locations in more than 180 countries around the world.
Our 118-year legacy began in 1904 with the founding of the J.T. Baker Chemical Company. In 2010, we were acquired by New Mountain Capital from Covidien plc. Since then, we have expanded through a series of large acquisitions which extend our global reach. In 2016, we merged with NuSil, a leading supplier of high-purity silicone products for the medical device and aerospace industries that was founded in 1985. In 2017, we acquired VWR, a global manufacturer and distributor of laboratory and production products and services founded in 1852 that now serves as our e-commerce platform.
Avantor, Inc. was incorporated in Delaware in May 2017 in anticipation of the VWR acquisition. We completed our initial public offering through Avantor, Inc. and listed its shares on the New York Stock Exchange in May 2019.
In June 2021, we acquired Ritter GmbH and its affiliates, a manufacturer of high-quality robotic and liquid handling consumables used in a variety of molecular screening and diagnostic applications. In November 2021, we acquired the Masterflex bioprocessing business of Antylia Scientific. Masterflex is a leading global manufacturer of peristaltic pumps and aseptic single-use fluid transfer technologies.

Business segments
We report financial results in three geographic segments based on customer location: the Americas, Europe and AMEA. The following chart presents the approximate mix of net sales for each of those segments during 2022:
Within each of our geographic segments, we sell materials & consumables, equipment & instrumentation and services & specialty procurement to customers in the biopharma, healthcare, education & government and advanced technologies & applied materials industries. We work with customers across these sophisticated, science-driven industries that require innovation and adherence to the most demanding technical and regulatory requirements. The following charts present the approximate mix of net sales for each of these groups during 2022:

Products and services
Our portfolio includes a comprehensive range of products and services that allows us to create customized and integrated solutions for our customers. These products and services enable our customers to achieve precise analytical results in their research, diagnostic, and quality assurance and quality control activities. More than 85% of our net sales were from product and service offerings that we consider to be recurring in nature. Our products and services are as follows:
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
Each day, our onsite service associates work side-by-side with our customers to support their workflows. Our traditional service offerings focus on the needs of laboratory scientists and include procurement, logistics, chemical and equipment tracking and glassware autoclaving. In addition, we offer more complex and value-added scientific research support services such as DNA extraction, bioreactor servicing, clinical and biorepository services and compound management. More than 2,100 Avantor associates are co-located with customers, working side-by-side with their scientists every day.
Customers
We benefit from longstanding customer relationships, and approximately 40% of our 2022 net sales came from customers that have had relationships with us for 15 years or more. We also have a diverse customer base with no single end customer comprising more than 5% of net sales.
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
Sales channels
We reach our customers throughout the Americas, Europe and AMEA via a well-trained global sales force, comprehensive websites and targeted catalogs. Our sales force is comprised of approximately 3,700 sales and sales support professionals, including over 200 sales specialists selected for their in-depth industry and product knowledge. Our sales professionals include native speakers for each of the countries in which we operate, allowing us to have high impact interactions with our customers across the globe.
Our e-commerce platform plays a vital role in how we conduct business with our customers. In 2022, approximately 70% of our transactions came from our digital channels. Our websites utilize search analytics and feature personalized search tools, customer specific web solutions and enhanced data that optimize our customers’ online purchasing experience and better integrate our customers’ processes with our own. Our websites are designed to integrate acquisitions, drive geographical expansion and serve segmented market needs with ease.
Infrastructure
We have more than 200 facilities strategically located throughout the globe that include manufacturing, distribution, service, research & technology and sales centers.
We operate over 35 global manufacturing facilities, including 12 facilities that are cGMP compliant and have been registered with the FDA or comparable foreign regulatory authorities. Our facilities are strategically located in North America, Europe and the AMEA region to facilitate supply chain efficiency and proximity to customers. Our manufacturing capabilities include: (i) an ability to quickly change specifications depending on customer needs; (ii) our flexible unit operations, which allow for production scalability, from laboratory pre-clinical development to large-volume commercialization; (iii) proprietary purification technologies designed to ensure lot-to-lot consistency through ultra-low impurity levels; (iv) rigorous analytical quality control testing; and (v) robust regulatory and quality control procedures. Our global network of distribution centers gives our customers security of supply and real-time flexibility, as we can reach the majority of them within 24 hours. We also have 13 innovation centers that enable extensive collaboration and customization, critical elements for serving highly regulated, specification-driven applications.
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
Sustainability

Our responsibility to improve the world through science is not one that we take lightly. Our Science for Goodness sustainability platform enhances our framework for creating long-term value by embedding sound environmental, social and governance practices into our business strategy. The platform also enables us to continually measure and report progress against four key commitment pillars, which are aligned with several of the United Nations Sustainable Development Goals.

Our sustainability is reflected in our people, the products we create, the transformative services we provide, and the integrity with which we serve our shareholders, business partners, suppliers, customers, and communities. Our efforts to build a more sustainable future include programs to monitor, measure, and set strategies to reduce greenhouse gas emissions and address our waste and water footprint.In 2022, increasing our scores across 4 major rating agencies.

Employees and human capital resources
Our success depends on our ability to attract, retain and motivate highly qualified and diverse talent. As of December 31, 2022, we had approximately 14,500 employees located in over 30 different countries in a variety of roles. Approximately 6,200 of our associates were employed in the U.S. We believe that our relations with our employees are good. As of December 31, 2022, approximately 5% of our employees in North America were represented by unions, and a majority of our employees in Europe were represented by workers’ councils or unions. We compete in the highly competitive life sciences industry. Attracting, developing and retaining talented people in technical, marketing, sales, research and other positions is crucial to executing our strategy and our ability to compete effectively. Our ability to recruit and retain such talent depends on a number of factors, including a positive work environment and culture, compensation and benefits, talent development and career growth and opportunities, and protecting the health, safety and well-being of our associates. To that end, we invest in our associates in order to be an employer of choice with limitless opportunity.
Our associates reflect the communities in which we live and work, the customers we serve, and possess a broad range of thought and experiences that have helped Avantor achieve our goal of setting science in motion to create a better world.
People & culture
Our values give our associates a foundation for how we want to work together. Innovation, Customer-centricity, Accountability, Respect, and Excellence are the building blocks of our company culture and send a strong message to our associates, customers, suppliers, stockholders and communities: ICARE. In addition, our executive leaders serve as sponsors of our associate-centric teams (ACTs) in support of our diversity and inclusion initiatives. ACTs are employee resource groups that foster an inclusive work environment, build connections, create community, and promote career opportunities. Based on common interests, backgrounds or characteristics, ACTs are open to all associates and serve as a support system to promote awareness, respect, and inclusion in the workplace.
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
Growth and development
We invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our strategy. We offer associates and their managers a number of tools to help in their personal and professional development, including career development plans, mentoring programs and in-house learning opportunities. These programs are underpinned by the Avantor Business System, which drives excellence in people, processes and problem solving. These consistent lean leadership practices empower associates to continuously improve and add value to our operations and customer solutions. We have aligned our performance management system through which 100% of our associates receive annual performance reviews, to support our culture of feedback to increase the focus on continuous learning and development. In the past year, we launched Career Accelerator programs focused on providing management skills training to high-performing individual contributors and early career associates in underrepresented ethnicities. We have also launched a robust, mobile-enabled online learning platform supporting the whole person, not just job-related skill building, that offers multiple formats to address varying learning preferences and ensure accessibility.

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
Impact of COVID-19
The evolving COVID-19 pandemic had a significant impact on our human capital management in 2022, and we continue to be vigilant in our response by following precautionary safety guidance from credible health agencies such as the World Health Organization (WHO), Centers for Disease Control and Prevention (CDC) and European Centre for Disease Prevention and Control (ECDC). A majority of our workforce worked remotely during some portion of the year. In our facilities where essential workers continued to work on-site, we continued or enhanced safety protocols and procedures to mitigate the spread of COVID-19. In addition, we offered associates a number of expanded benefits, including providing up to 10 additional days of paid time off if required to quarantine or otherwise experiencing symptoms of COVID-19, expanding access to no cost individual counseling sessions and virtual support groups under our employee assistance programs, hosting virtual wellness events and waiving telemedicine co-pays for all visits in 2022. Despite the effects of the pandemic, the size of our workforce remained steady in 2022, and we were able to avert employee layoffs related to the pandemic.
Intellectual property
We rely on intellectual property rights, nondisclosure and other contractual provisions and technical measures to protect our offerings, services and intangible assets. Much of our intellectual property is know-how and asset configurations that we treat as trade secrets. These proprietary rights are important to our ongoing operations. In some instances, we may license our technology to third parties or may elect to license intellectual property from others. We have applied in the United States and certain foreign countries for registration of number of trademarks, service marks and patents, some of which have been registered and issued. We also hold common law rights in various trademarks and service marks. Other than our Avantor, VWR, J.T.Baker, NuSil and Masterflex trademarks, we do not consider any particular patent, trademark, license, franchise or concession to be material to our overall business.
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
Government regulation
Our facilities that engage in the manufacturing, packaging, distribution and other biopharmaceutical and biomaterials product lines, as well as many of our products themselves, are subject to extensive ongoing regulation by U.S. governmental authorities, the EMA and other global regulatory authorities. Certain of our subsidiaries are required to register with these agencies, or to apply for permits and/or licenses with, and must comply with the operating, cGMP, quality and security standards of applicable domestic and foreign regulators, including the FDA, the DEA, the Bureau of Alcohol, Tobacco, Firearms and Explosives, DHHS, the equivalent agencies of European Union (EU) member states, and comparable foreign, state and local agencies, as well as various accrediting bodies, each depending upon the type of operation and the locations of storage or sale of the products manufactured or services provided by those subsidiaries in the event of noncompliance.
In order to maintain certain certifications of quality and safety standards for our manufacturing facilities and operations, we must comply with numerous regulatory systems, standards, guidance and other requirements, as appropriate, including, but not limited to, ICH Q7, the guidelines of the International Pharmaceutical Excipients Council, European in vitro diagnostic medical device directives, U.S.

Pharmacopeia / National Formulary, as well as the European, British, Japanese, Indian and Chinese Pharmacopeia, the Food Chemicals Codex and controlled substances regulations.
In addition, our operations, and some of the products we offer, are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation and distribution of chemicals, drugs and other similar products. We are subject to various federal, state, local, foreign and transnational laws, regulations and recommendations, both in the U.S. and abroad, relating to safe working conditions, good laboratory and distribution practices, and the safe and proper use, transportation and disposal of hazardous or potentially hazardous substances. In addition, U.S. and international import and export laws and regulations, including those enforced by the U.S. Departments of Commerce, State and Treasury, OFAC and BIS, require us to abide by certain standards relating to the cross-border transit of finished goods, raw materials and supplies and the handling of related information. Our logistics activities must comply with the rules and regulations of the U.S. Department of Transportation, Department of Homeland Security, Department of Commerce, Department of Defense, and the Federal Aviation Administration and similar foreign agencies. We are also subject to various other laws and regulations concerning the conduct of our foreign operations, including the FCPA and other anti-bribery laws as well as laws pertaining to the accuracy of our internal books and records.
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
We are also subject to various federal, state and international laws and regulations related to privacy and data protection, including the EU’s General Data Protection Regulation (“GDPR”) as well as the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020 (as amended by the California Privacy Rights Act, which took effect on January 1, 2023, the “CPRA”). The interpretation and application of data privacy, cross-border data transfers and data protection laws and regulations are often uncertain and are evolving in the U.S. and internationally, such as in the EU, China and other jurisdictions. We monitor pending and proposed legislation and regulatory initiatives to ascertain their relevance to, and potential impact on, our business and develop strategies to address regulatory trends and developments, including any required changes to our privacy and data protection compliance programs and policies. Globally, we see a growing trend toward data protection laws and regulations increasing in complexity and number, and we anticipate that our obligations will expand commensurately.

Environmental matters
We are subject to various laws and governmental regulations concerning environmental, safety and health matters, including employee safety and health, in the U.S. and other countries. U.S. federal environmental legislation that affects us includes the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, and CERCLA. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and the general health and safety of our associates and the communities in which we operate. We are also subject to regulation by OSHA concerning employee safety and health matters. The EPA, OSHA, and other federal and foreign or local agencies have the authority to promulgate regulations that may impact our operations.
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

Item 1A. Risk factors
Risks related to our business and our industry
The COVID-19 pandemic has impacted, and continues to pose risks to, our business, operating results, cash flows and/or financial condition, the nature and extent of which could be material.
The COVID-19 pandemic has affected global economies, financial markets and the overall environment in which we do business, and the extent to which it may impact our future results of operations and overall financial performance remains uncertain. Many countries including the United States implemented measures such as quarantine, shelter-in-place, curfew, travel and activity restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations. These measures resulted in significant and unpredictable reductions or increases in demand for certain of our offerings. We experienced, and may again experience, a decline in sales activities and customer orders in certain elements of our businesses, including our education & government and healthcare customer groups. The COVID-19 pandemic has also impacted our supply chain as we experienced disruptions or delays in shipments of certain raw materials used in the products we manufacture and in the finished goods that we sell globally. While many of our customers and suppliers have returned to pre-pandemic operations, uncertainty remains as to how materially COVID-19 will affect our global operations generally if these impacts persist, worsen or re-emerge over an extended period of time. Moreover, any actions we take in response to any improvements in conditions may also vary widely by geography and by business and will likely be made with incomplete information; pose the risk that such actions may prove to be premature, incorrect or insufficient; and could have a material, adverse impact on our business, operating results, cash flows and/or financial condition.
While conditions surrounding the COVID-19 pandemic have improved in many geographies, changes in COVID-19 infection rates regionally, nationally and globally, rapidly changing governmental directives, public health challenges and economic disruption and the duration of the foregoing, the potential impact that COVID-19 could have on the other Risk Factors described in this “Risk Factors” section remains unclear.
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
Manufacturing, distribution, service and logistics problems can and do arise, and any such problems could have a significant impact on our operating results. Accordingly, any significant disruptions to the operations of our manufacturing or distribution centers or logistics providers for any reason, including labor relations issues, power interruptions, severe weather, fire or other circumstances beyond our control could cause our operating expenses to increase without coverage or compensation or seriously harm our ability to fulfill our customers’ orders or deliver products on a timely basis, or both. We must also maintain sufficient production capacity in order to meet anticipated customer demand, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our net sales, gross margins and our other operating results will be materially and adversely affected. Prompt shipment of our products is also very important to our business. We have experienced problems, both as a result of the COVID-19 pandemic and otherwise, with, or delays in, our production, shipping and logistics capabilities that resulted in delays in our ability to ship finished products, and there can be no assurance that we will not encounter such problems in the future. If we experience significant delays in our manufacturing, shipping or logistics processes, we could damage our customer relationships, cause disruption to our customers and adversely affect our business, financial condition and operating results.
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
•we may be unable to achieve our intended objectives for the transaction; and
•we may not be able to retain the key personnel, customers and suppliers of the acquired business
These factors related to our acquisition strategy, among others, could have an adverse effect on our business, financial condition and results of operations.
The customers we serve have experienced, and will continue to experience significant industry-related changes that could adversely affect our business.
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
Our contracts generally do not contain minimum purchase requirements, and we sell primarily on a purchase order basis. Therefore, our sales are subject to changes in demand from our customers, and these changes have been material in the past. The level and timing of orders placed by our customers vary for a number of reasons, including individual customer strategies, the introduction of new technologies, the desire of our clients to reduce their exposure to any single supplier and general economic conditions. If we are unable to anticipate and respond to the demands of our customers, we may lose customers because we have an inadequate supply of raw materials with which to manufacture our products or insufficient capacity in our sites. Alternatively, we may have excess inventory or excess capacity. Either of these factors may have a material adverse effect on our business, financial position and operating results.
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
•general economic and political conditions in the markets where we operate, including actual or anticipated military or political conflicts such as the Ukraine/Russia conflict;
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
A substantial amount of our revenues are derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside of the United States in the future. The revenues we report with respect to our operations outside of the United States may be adversely affected by fluctuations in foreign currency exchange rates.
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
We utilize commercially available third-party technology solutions, software and software systems with some proprietary configurations. We also store data using third-party cloud services. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, catastrophic events, natural disasters, terrorist attacks, hackers and other security issues as well as human error. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including by organized criminal groups, "hacktivists," nation states and others. If our information systems are damaged, fail to work properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and we may experience a loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions and implement new and innovative services. A compromise of our information systems or those with which we interact could harm our reputation and expose us to regulatory actions and claims from customers and other persons, any of which could adversely affect our business, financial position and results of operations.

Our compliance obligations include those relating to international, federal and state U.S. laws and regulations. For example, on the state level, the CPRA provides for enhanced consumer protections for California residents, a private right of action for data breaches of certain “personal information” and statutory fines and damages for such data breaches or other CPRA violations, as well as a requirement of “reasonable” cybersecurity. Our compliance obligations also include those relating to foreign data collection and privacy laws, including, for example, the GDPR, as well as laws in many other jurisdictions globally. The GDPR, which went into effect in the EU on May 25, 2018, applies to the collection, use, retention, security, processing, and transfer of “personal data” of residents of countries in the European Economic Area. The GDPR created a range of new compliance obligations and imposes significant fines and sanctions for violations.
While we have taken various measures and made significant efforts and investment to ensure that our policies, processes and systems are both robust and compliant with these obligations, any failure, or perceived failure, by us to comply with the CPRA, GDPR, or with any applicable regulatory requirements or orders, including but not limited to privacy, data protection, information security, or consumer protection-related privacy laws and regulations, in one or more jurisdictions within the United States, the EU or elsewhere, could: result in proceedings or actions against us by governmental entities or individuals; subject us to significant fines, penalties, and/or judgments; require us to change our business practices; limit access to our products and services in certain countries, incur substantial costs (even if we ultimately prevail) or otherwise adversely affect our business.
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
Climate change, and the legal or regulatory response thereto, may have a long-term impact on our business, financial condition and results of operations.
We continue to focus on strategies and systems, such as reducing greenhouse gas emissions and packaging waste, to address climate change. However, we face climate and environmental risks and the occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, drought, storms, sea level rise, floods, and other severe hazards or accidents in the United States, the United Kingdom, the European Union or in other countries or regions in which we operate could adversely affect our operations and financial performance. Extreme weather, natural disasters, power outages, or other unexpected events could result in physical damage to, and complete or partial closure of, one or more of our manufacturing or distribution centers; temporary or long-term disruption in the supply of products; and/or disruption of our ability to deliver products to customers. Increasing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business, financial condition and results of operations. In addition, from time to time, we may establish and publicly announce goals and commitments to reduce our carbon footprint by increasing our use of recycled packaging materials, expanding our renewable energy usage, and participating in environmental and sustainability programs and initiatives organized or sponsored by nongovernmental organizations and other groups to reduce greenhouse gas emissions industrywide. If we are unable to achieve, or improperly report on our progress toward, our carbon footprint reduction goals and commitments, the resulting negative publicity could result in the loss of business, adverse reputational impacts, diluted market valuations and challenges in attracting and retaining customers and talented employees.
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
The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result, we may face unexpected liabilities.
Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result, we may face unexpected liabilities that adversely affect our financial statements.
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
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the FCPA, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and nonmonetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government in relevant jurisdictions may seek to hold us liable as a successor for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our business, reputation and financial statements.
We are subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact our business, financial condition and results of operations.
We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those of the EPA, OSHA and equivalent local, state, and foreign regulatory agencies in each of the jurisdictions in which we operate. We may be fined or penalized by regulators for failing to comply with environmental, health and safety laws and regulations. For example, we entered into a settlement with the EPA to resolve alleged violations of the Toxic Substances Control Act and the Emergency Planning and Community Right to Know Act at our Phillipsburg, New Jersey and Paris, Kentucky facilities. See Item 3, “Legal Proceedings.” In addition, contamination resulting from our current or past operations or from past uses of land that we own or operate may trigger investigation or remediation obligations, which may have an adverse effect on our business, financial condition and results of operations. We cannot be certain that identification of presently unidentified environmental, health and safety conditions, new regulations, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, business interruptions, compliance costs or penalties, which could have an adverse effect on our business, financial condition and results of operations.
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
Risks related to ownership of our stock
Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends on our common stock will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our credit agreement and other indebtedness we may incur, and such other factors as our Board of Directors may deem relevant
As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than your purchase price.
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
Item 1B.    Unresolved staff comments
None.

Item 2.    Properties
The following table sets forth information about our key properties at December 31, 2022:

	Principal use	Status
Americas:
Visalia, California	Distribution and offices	Owned
Phillipsburg, New Jersey	Manufacturing and offices	Owned
Paris, Kentucky	Manufacturing and distribution	Owned
Batavia, Illinois	Distribution and offices	Owned
West Henrietta, New York	Assembly, distribution and offices	Owned
Bridgeport, New Jersey	Distribution and offices	Owned
Carpinteria, California	Manufacturing, research & technology and offices	Leased
Solon, Ohio	Manufacturing, distribution and offices	Leased
Rochester, New York	Assembly and distribution	Leased
Suwanee, Georgia	Distribution and offices	Leased
Sterling, Virginia	Biostorage, warehousing and offices	Leased
Leesburg, Virginia	Biostorage and warehousing	Leased
Buford, Georgia	Customized kitting and distribution	Leased
Manati, Puerto Rico	Distribution and offices	Owned
Missouri City, Texas	Distribution	Leased
Denver, Colorado	Distribution	Leased
Mississauga, Ontario, Canada	Distribution and offices	Leased
Radnor, Pennsylvania	Corporate headquarters	Leased
Overland, Missouri	Manufacturing and distribution	Owned
Claremont, California	Customized kitting and distribution	Leased
Mexico City, Mexico	Manufacturing and distribution	Owned
Devens, Massachusetts	Manufacturing, distribution and offices	Leased
Westminster, Massachusetts	Distribution	Leased
Barrington, Illinois	Manufacturing	Leased
Irving, Texas	Manufacturing	Leased
Bakersfield, California	Manufacturing and research & technology	Leased
Twinsburg, Ohio	Manufacturing and offices	Leased
Aurora, Ohio	Manufacturing	Leased
Ecatepec, Mexico	Manufacturing and distribution	Leased
Tualatin, Oregon	Distribution	Leased
Franklin, Massachusetts	Distribution	Leased
Bethlehem, Pennsylvania	Manufacturing, distribution and offices	Leased
Bridgewater, New Jersey	Research & technology	Leased
Chester, Connecticut	Manufacturing and distribution	Leased
Chino, California	Equipment design and manufacturing	Leased
Sparks, Nevada	Manufacturing	Leased

	Principal use	Status
Valencia, California	Manufacturing	Leased
Allentown, Pennsylvania	Offices	Leased
Europe:
Schwabmuenchen, Germany	Manufacturing, distribution and offices	Owned
Briare, France	Manufacturing and distribution	Owned
Bruchsal, Germany	Distribution	Owned
Gliwice, Poland	Manufacturing and distribution	Owned
Lutterworth, United Kingdom	Distribution	Leased
Leuven, Belgium	Distribution and manufacturing	Owned
Karlskoga, Sweden	Distribution	Leased
Stříbrná Skalice, Czech Republic	Custom kitting, distribution and offices	Leased
Dublin, Ireland	Distribution	Leased
Barcelona, Spain	Distribution	Leased
Debrecen, Hungary	Distribution	Leased
Milano, Italy	Offices	Leased
Darmstadt, Germany	Offices	Leased
Volčja Draga, Slovenia	Manufacturing	Leased
Søborg, Denmark	Distribution and offices	Leased
Chorley, United Kingdom	Distribution, service and offices	Leased
AMEA:
Singapore	Distribution	Leased
Perth, Australia	Manufacturing, distribution and offices	Leased
Panoli, India	Manufacturing	Leased
Coimbatore, India	Service center	Leased
Shanghai, China	Research & technology and offices	Leased
Gwanggyo, Korea	Laboratory and offices	Leased
Dehradun, India	Manufacturing	Leased
Mumbai, India	Research & technology	Leased
Chubei City, Taiwan	Research & technology and offices	Leased
Gurgaon, India	Offices	Leased
Changzhou, China	Manufacturing	Owned

Item 3.    Legal proceedings
For information regarding legal proceedings and matters, see note 13 to our consolidated financial statements beginning on page F-1 of this report, which information is incorporated into this item by reference.
Item 4.    Mine safety disclosures
Not applicable.

Information about our Executive Officers
The following table sets forth certain information regarding our executive officers at January 26, 2023:

	Age	Position
Michael Stubblefield	50	Director, President and Chief Executive Officer
Thomas Szlosek	59	Executive Vice President and Chief Financial Officer
Gerard Brophy	57	Executive Vice President, Biopharma Production
Christophe Couturier	57	Executive Vice President, AMEA
Meghan Henson	53	Executive Vice President and Chief Human Resources Officer
Sheri Lewis	57	Executive Vice President, Global Supply Chain
Justin Miller	56	Executive Vice President, General Counsel and Secretary
Frederic Vanderhaegen	55	Executive Vice President, Europe
James Bramwell	56	Executive Vice President, Americas
Kitty Sahin	53	Executive Vice President, Strategy and Corporate Development
Unless indicated to the contrary, the business experience summaries provided below describe positions held by the named individuals during the last five years.
Michael Stubblefield became our President and Chief Executive Officer in 2014. In addition, Mr. Stubblefield also serves as a Director. Prior to joining Avantor, Mr. Stubblefield was a Senior Expert for the Chemicals Practice of McKinsey & Company, a management consulting firm, from 2013 to 2014.
Thomas Szlosek is our Executive Vice President and Chief Financial Officer, a position he has held since December 2018. Prior to joining Avantor, Mr. Szlosek served as the Senior Vice President and Chief Financial Officer of Honeywell International, a diversified technology and manufacturing company, from April 2014 to August 2018.
Gerard Brophy is our Executive Vice President, Biopharma Production, a position he has held since July 2018. Prior to joining Avantor, Dr. Brophy spent more than 14 years at GE Healthcare, a medical technology and life sciences company, in a variety of leadership positions, most recently as the Head of Cell Therapy, Life Sciences from January 2017 to July 2018, and Chief Technology Officer, Life Sciences from April 2013 to January 2017.
Christophe Couturier is our Executive Vice President, AMEA, a position he has held since April 2021. Prior to his current role, Mr. Couturier served as Executive Vice President, Services, from April 2018 to April 2021. Prior to joining Avantor, Mr. Couturier served as Chief Executive Officer of Salicornia, LLC, a personal consulting company, from September 2017 to April 2018 and as Chief Financial Officer at OvaScience, a biotechnology company, from September 2016 to July 2017.
Meghan Henson is our Executive Vice President and Chief Human Resources Officer, a position she has held since December 2020. Prior to joining Avantor, Ms. Henson served as Chief Human Resource Officer for XPO Logistics, a transportation and logistics provider where she led the global human resources organization from June 2016 to September 2020.
Sheri Lewis is our Executive Vice President, Global Supply Chain, a position she has held since December 2020. Prior to joining Avantor, Ms. Lewis spent 11 years at Medtronic, a global healthcare solutions company, in a number of leadership positions, most recently as the Vice President Global

Operations for the Minimally Invasive Therapies from December 2018 to December 2020, Vice President Global Supply Chain, Distribution and Logistics from March 2017 to December 2018 and Vice President Global Operations from March 2015 to March 2017.
Justin Miller is our Executive Vice President, General Counsel and Secretary, a position he has held since December 2017. Prior to joining Avantor, Mr. Miller was Of Counsel at Ballard Spahr LLP from December 2015 to December 2017. Prior to Ballard Spahr, Mr. Miller spent 20 years at DuPont, a science company, in a number of leadership positions within the legal group, most recently as Associate General Counsel and Chief Litigation Counsel from 2013 to 2015.
Frederic Vanderhaegen is our Executive Vice President, Europe, a position he has held since October 2018. Prior to joining Avantor, Mr. Vanderhaegen served as Vice President and General Manager, EMEA for Ortho Clinical Diagnostics, an in vitro diagnostics company, from June 2015 to October 2018.
James Bramwell is our Executive Vice President, Americas, a position he has held since October 2022. Prior to his current role, he served as Avantor’s Executive Vice President, Strategic Partners from November 2017 to October 2022 and as Senior Vice President, Strategic Partners and Global Export of VWR from March 2016 to November 2017.

Kitty Sahin is our Executive Vice President, Strategy and Corporate Development, a position she has held since June 2022. Prior to joining Avantor, Ms. Sahin served as EVP, Strategy & Business Development for Novanta, a medical, life science and industrial technology company, from September 2017 to June 2022.
PART II
Item 5.    Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Principal markets for common stock
Our common stock is listed on the NYSE under the symbol “AVTR.”
Holders of common stock
On January 26, 2023, we had 4 holders of record of our common stock. This does not include holdings in street or nominee names.
Dividends
We currently do not expect to pay any dividends on our common stock. Additionally, our subsidiaries are party to certain debt agreements that would restrict their ability to fund future dividend payments to our common stockholders. For more information, see note 24 to our consolidated financial statements beginning on page F-1 of this report.

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
The information in this section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, except to the extent that we specifically incorporate such information by reference. The stock performance shown below is not necessarily indicative of future performance.

Value of $100 investment (in $)
350
325
300
275
250
225
200
175
150
125
100
May 17, 2019
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
Avantor, Inc.
S&P 500 Index
S&P 500 Health Care Index

Item 6.    [Reserved]
Item 7.    Management’s discussion and analysis of financial condition and results of operations
This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Cautionary factors regarding forward-looking statements.”
Overview
For the fiscal year ended December 31, 2022, we recorded net sales of $7,512.4 million, net income of $686.5 million and Adjusted EBITDA of $1,570.7 million. We also generated net sales growth of 1.7% which included 2.4% organic growth compared to the same period in 2021. See “Reconciliations of non-GAAP measures” for a reconciliation of net income to Adjusted EBITDA and “Results of operations” for a reconciliation of net sales growth to organic net sales growth.
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
We completed acquisitions to further enhance our business model
We completed the acquisitions of Masterflex, Ritter GmbH, and RIM Bio in 2021. Masterflex is a leading global manufacturer of peristaltic pumps and aseptic single-use fluid transfer technologies. Ritter GmbH is focused on supplying high-quality liquid handling consumables used in a variety of molecular screening and diagnostic applications and as part of drug discovery and clinical trial testing in pharma and biotech applications and cartridges for sealants, adhesives and inks that are used in a variety of industrial applications. RIM Bio provides a complete range of single-use 2D bags, 3D bags, tank liners, bag assemblies and multi-bag manifolds used in the manufacturing of biologics including monoclonal antibodies (mAbs), vaccines, cell and gene therapies, and recombinant proteins.
Ritter’s revenues declined in 2022 compared to prior expectations, primarily from reduced customer demand for medical fluid handling tips due to a decrease in COVID-19 testing. We are taking measures to replace these revenues; however, if these measures are not successful, we may be required to impair Ritter’s long-lived assets. The total carrying value of Ritter’s net assets, excluding goodwill, which is part of our Europe reporting unit, was $247.0 million as of December 31, 2022, including $164.7 million of finite-lived intangible assets and $129.2 million of property, plant & equipment.

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

We lowered our weighted average annual cost of interest and simplified our capital structure
In 2022, we amended our receivables facility to increase its funding limit up to $400.0 million and extended the term to October 27, 2025. Also, we fully repaid U.S. dollar term loan B-4, Euro term loan B-3 and made a total prepayment of $555.0 million on U.S. dollar term loan B-5 which resulted in reduction of our annual cost of interest. To protect against rising interest rates, we entered into an interest rate swap and a cross currency swap that collectively convert interest payments on $750.0 million of our U.S. dollar term loan from U.S. dollar variable-rate to a Euro fixed-rate.
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
From inception of the program through its completion on December 31, 2020, we have recognized $129.8 million of charges and have spent $9.6 million on capital projects, the vast majority of these expenses were incurred through 2020 with an immaterial amount incurred in 2021 and 2022. Through December 31, 2020, we believe that we have generated over $220.0 million of annualized cost synergies, which we believe will favorably impact our results in 2023 and beyond. The program was originally envisioned to last for three years following the VWR acquisition and has concluded.
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
The key indicators that we monitor are as follows:
•Net sales, gross margin, operating income and net income or loss. These measures are discussed in the section entitled “Results of operations”;
•Organic net sales growth, which is a non-GAAP measure discussed in the section entitled “Results of operations.” Organic net sales growth eliminates from our reported net sales the impacts of earnings from any acquired or disposed businesses and changes in foreign currency exchange rates. We believe that this measurement is useful to investors as a way to measure and evaluate our underlying commercial operating performance consistently across our segments and the periods presented. This measurement is used by our management for the same reason. Reconciliations to the change in reported net sales, the most directly comparable GAAP financial measure, are included in the section entitled “Results of operations”;
•Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP measures discussed in the section entitled “Results of operations.” Adjusted EBITDA is used by investors to measure and evaluate our operating performance exclusive of interest expense, income tax expense, depreciation, amortization and certain other adjustments. Adjusted EBITDA margin is Adjusted EBITDA divided by net sales as determined under GAAP. We believe that these measurements are useful to investors as a way to analyze the underlying trends in our business consistently across the periods presented. A reconciliation of net income or loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA is included in the section entitled “Reconciliations of non-GAAP measures”;
•Cash flows from operating activities, which is discussed in the section entitled “Liquidity and capital resources—Historical cash flows”; and
•Free cash flow, which is a non-GAAP measure, is equal to our cash flow from operating activities, plus acquisition-related costs paid in the period, less capital expenditures. We believe that this measurement is useful to investors as it provides a view on the Company’s ability to generate cash for use in financing or investing activities. This measurement is used by management for the same reason. A reconciliation of cash flows from operating activities, the most directly comparable GAAP financial measure, to free cash flows, is included in the section entitled “Liquidity and capital resources—Historical cash flows.”
Results of operations
We present results of operations in the same way that we manage our business, evaluate our performance and allocate our resources. We also provide discussion of net sales and Adjusted EBITDA by geographic segment based on customer location: the Americas, Europe and AMEA. Corporate costs are managed on a standalone basis and not allocated to segments.
Years ended December 31, 2022 and 2021
Executive summary

(dollars in millions)	Year ended December 31,		Change
	2022	2021
Net sales	$7,512.4	$7,386.1	$126.3
Gross margin	34.6%	33.9%	70 bps
Operating income	$1,130.2	$972.2	$158.0
Net income	686.5	572.6	113.9
Adjusted EBITDA	1,570.7	1,458.6	112.1
Adjusted EBITDA margin	20.9%	19.8%	110 bps
Net sales growth was driven by our biopharma and advanced technologies & applied materials end markets, as well as the impact of all the acquisitions that we completed in the prior year, partially offset by unfavorable foreign currency impact and COVID-19 related headwinds. Commercial excellence, growth of our proprietary materials and consumables product group and sales of higher-margin products, including those offered by recently acquired companies contributed to expansion in both gross margin and Adjusted EBITDA margin.
Net sales

(in millions)	Year ended December 31,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	M&A impact	Organic net sales growth
	2022	2021
Americas	$4,471.2	$4,237.4	$233.8	$(14.1)	$133.1	$114.8
Europe	2,516.5	2,677.3	(160.8)	(276.4)	92.0	23.6
AMEA	524.7	471.4	53.3	(26.6)	43.1	36.8
Total	$7,512.4	$7,386.1	$126.3	$(317.1)	$268.2	$175.2
Net sales increased $126.3 million or 1.7%, which included $317.1 million or 4.3% of unfavorable foreign currency impact and $268.2 million or 3.6% of M&A impact. Organic growth was $175.2 million or 2.4% (6.0% when excluding the impact of sales of COVID-19-related products in both periods, referred to herein as COVID-19 related headwinds or tailwinds) and was primarily due to growth in our proprietary products and services.
In the Americas, net sales increased $233.8 million or 5.5%, which included $14.1 million or 0.3% of unfavorable foreign currency impact and $133.1 million or 3.1% of M&A impact. Organic growth in net sales was $114.8 million or 2.7% (6.1% excluding COVID-19 headwinds). Additional information on organic net sales growth by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (55%) — Sales grew low single-digits, primarily due to growth in sales of proprietary materials in biopharma production driven by our chemicals and serum product offerings, partially offset by reduced sales of COVID-19 related offerings for vaccines, PPE and diagnostic testing.
•Healthcare (10%) — Sales were flat as growth in our medical grade silicone business was offset by declines in COVID-19 related offerings for diagnostic testing.
•Education and government (15%) — Sales declined mid single-digits primarily driven by softness in lab consumables sales in the education end market and COVID-19 related headwinds in the government end market.
•Advanced technologies & applied materials (20%) — Sales increased high single-digits driven by strong sales to our semiconductor and electronic device customers.
In Europe, net sales decreased $160.8 million or 6.0%, which included $276.4 million or 10.3% of unfavorable foreign currency impact and $92.0 million or 3.4% of M&A impact. Organic net sales growth was $23.6 million or 0.9% (5.5% excluding COVID-19 headwinds). Additional information on organic net sales growth by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (50%) — Sales grew low single-digits driven by double-digit growth in our production chemicals and single-use offerings, partially offset by lower sales of COVID-19 related offerings for vaccines, PPE and diagnostic testing.
•Healthcare (10%) — Sales declined low single-digits as growth in our medical grade silicone business was more than offset by declines in COVID-19 related offerings for diagnostic testing.
•Education & government (10%) — Sales declined mid single-digits driven by decreased sales of lab chemicals and consumables in the education end market and from COVID-19 related headwinds in the government end market.
▪Advanced technologies & applied materials (30%) — We experienced low single-digit growth driven by increased sales of proprietary materials and consumables, and equipment and instrumentation.
In AMEA, net sales increased $53.3 million or 11.3%, which included $26.6 million or 5.6% of unfavorable foreign currency impact and $43.1 million or 9.1% of M&A impact. Organic net sales growth was $36.8 million or 7.8% (7.0% excluding COVID-19 tailwinds). Additional information on organic net sales growth by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (50%) — Sales declined by mid single-digits as double-digit growth in process ingredients, chromatography resins, excipients and single use solutions was offset by lower sales of COVID-19 related offerings for vaccines and PPE and lower lab consumable sales.

•Advanced technologies & applied materials (40%) — Sales grew double-digits primarily driven by strong demand for our proprietary offerings into the semiconductor industry.
Gross margin

	Year ended December 31,		Change
	2022	2021
Gross margin	34.6%	33.9%	70 bps
Gross margin increased 70 basis points resulting primarily from commercial excellence and favorable product mix in our proprietary materials business, as well as a favorable impact from sales of higher gross margin products from acquired companies.
Operating income

(in millions)	Year ended December 31,		Change
	2022	2021
Gross profit	$2,602.8	$2,502.7	$100.1
Operating expenses	1,472.6	1,530.5	(57.9)
Operating income	$1,130.2	$972.2	$158.0
Operating income increased primarily from higher gross profit, as previously discussed, as well as the absence of acquisition costs incurred in the prior year and lower incentive compensation expense. This was partially offset by higher amortization expense driven by the completion of our acquisitions in the prior year as well as inflation and investments in our workforce made over the course of 2021 and into 2022.
Net income

(in millions)	Year ended December 31,		Change
	2022	2021
Operating income	$1,130.2	$972.2	$158.0
Interest expense	(265.8)	(217.4)	(48.4)
Loss on extinguishment of debt	(12.5)	(12.4)	(0.1)
Other (expense) income, net	(0.8)	10.6	(11.4)
Income tax expense	(164.6)	(180.4)	15.8
Net income	$686.5	$572.6	$113.9
Net income increased due to higher operating income, as previously discussed, and lower income tax expense driven primarily from the favorable resolution of uncertain tax positions and lower effective tax rates in the European region in the current year. These increases were partially offset by higher interest expense as a result of incremental debt issued to finance the acquisitions completed in 2021, increased interest rates, and the absence of a one-time disgorgement penalty payment that we received in 2021.

Adjusted EBITDA
For reconciliations of Adjusted EBITDA to net income or loss, see “Reconciliations of non-GAAP measures.”

(dollars in millions)	Year ended December 31,		Change
	2022	2021
Adjusted EBITDA	$1,570.7	$1,458.6	$112.1
Adjusted EBITDA margin	20.9%	19.8%	110 bps
Adjusted EBITDA:
Americas	$1,077.3	$978.4	$98.9
Europe	524.1	538.5	(14.4)
AMEA	141.5	113.9	27.6
Corporate	(172.2)	(172.2)	—
Total	$1,570.7	$1,458.6	$112.1
Adjusted EBITDA increased $112.1 million or 7.7%, which included an unfavorable foreign currency translation impact of $60.5 million or 4.1% and $99.5 million or 6.8% from M&A. The remaining growth was $73.1 million or 5.0%.
In the Americas, Adjusted EBITDA grew $98.9 million or 10.1%, or 4.3% when adjusted for unfavorable foreign currency translation impact and M&A. Higher gross profit from commercial excellence and favorable product mix related to sales of our higher-margin proprietary products was partially offset by inflationary factors, including freight, and investments in our workforce made over the course of 2021 and into 2022.
In Europe, Adjusted EBITDA declined $14.4 million or 2.7%, but grew 2.5% when adjusted for unfavorable foreign currency translation impact and M&A. The growth was driven primarily by higher gross profit from favorable product mix. This was partially offset by inflationary factors and investments in our workforce made over the course of 2021 and into 2022.
In AMEA, Adjusted EBITDA grew $27.6 million or 24.2%, or 14.8% when adjusted for unfavorable foreign currency translation impact and M&A. Increases driven by higher gross profit were partially offset by inflationary factors, including freight.
In Corporate, Adjusted EBITDA was flat year over year and did not materially contribute to the change in Adjusted EBITDA.
Year ended December 31, 2020
A discussion and analysis covering the year ended December 31, 2020 is included in our 2021 10-K.

Reconciliations of non-GAAP measures
The following table presents the reconciliation of net income or loss to non-GAAP measures:

(in millions)	Year ended December 31,
	2022	2021	2020
Net income	$686.5	$572.6	$116.6
Interest expense	265.8	217.4	307.6
Income tax expense (benefit)	164.6	180.4	(54.3)
Depreciation and amortization	405.5	379.2	395.4
Loss on extinguishment of debt	12.5	12.4	346.8
Net foreign currency loss (gain) from financing activities	7.0	1.3	(0.7)
Other stock-based compensation (benefit) expense	(3.3)	3.0	1.3
Acquisition-related expenses[1]	—	77.8	—
Integration-related expenses[2]	19.2	15.9	17.1
Purchase accounting adjustments[3]	9.4	6.3	—
Restructuring and severance charges[4]	3.5	5.3	11.8
Receipt of disgorgement penalty[5]	—	(13.0)	—
Adjusted EBITDA	$1,570.7	$1,458.6	$1,141.6

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
Our most significant contractual obligations are scheduled principal and interest payments for indebtedness. We also have obligations to make payments under operating leases, to purchase certain products and services and to fund defined benefit plan obligations primarily outside of the United States. In addition to contractual obligations, we use cash to fund capital expenditures, taxes, and dividends on our MCPS for which the last payment was made in May 2022. Changes in working capital may be a source or a use of cash depending on our operations during the period.

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
Liquidity
The following table presents our primary sources of liquidity:

(in millions)	December 31, 2022
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$357.7	$515.0	$872.7
Undrawn letters of credit outstanding	(13.7)	—	(13.7)
Outstanding borrowings	(327.2)	—	(327.2)
Unused availability	$16.8	$515.0	531.8
Cash and cash equivalents			372.9
Total liquidity			$904.7
Our availability under our receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs.
At December 31, 2022, $349.4 million or 94% of our cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Year ended December 31,		Change
	2022	2021
Operating activities:
Net income	$686.5	$572.6	$113.9
Non-cash items[1]	485.4	492.5	(7.1)
Working capital changes[2]	(161.6)	(175.5)	13.9
All other	(166.7)	64.0	(230.7)
Total	$843.6	$953.6	$(110.0)
Investing activities	(109.6)	(4,121.7)	4,012.1
Cash paid for acquisitions, net of cash acquired	(20.2)	(4,014.1)	3,993.9
Capital expenditures	(133.4)	(111.1)	(22.3)
Cash proceeds from settlement of cross currency swap	42.5	—	42.5
Financing activities	(648.7)	3,219.2	(3,867.9)

1.Consists of typical non-cash charges including depreciation and amortization, stock based compensation expense, deferred income tax expense and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $110.0 million less cash in 2022 primarily due to higher payments for interest and tax, higher incentive compensation payments made in fiscal year 2022, and higher customer prebate payments made in connection with newly signed supply agreements. This was partially offset by higher operating income and favorable changes in net working capital.
Investing activities used $4,012.1 million less cash in 2022, reflecting the cash paid for acquisitions in the previous year as well as cash received from the settlement of a cross currency swap in the third quarter of 2022. These items were offset by increased capital spending across the Company compared to the prior year.
Financing activities used $3,867.9 million more cash in 2022 compared to the prior year. In 2021, financing activities provided $3,219.2 million of cash primarily due to issuances of new debt and secondary equity offerings to finance our acquisitions. In 2022, we used $648.7 million of cash primarily to pay down our term loans.

Free cash flow

(in millions)	Year ended December 31,		Change
	2022	2021
Net cash provided by operating activities	$843.6	$953.6	$(110.0)
Acquisition-related expenses paid	—	77.8	(77.8)
Capital expenditures	(133.4)	(111.1)	(22.3)
Free cash flow	$710.2	$920.3	$(210.1)
Free cash flow was $210.1 million lower in 2022 due to changes in cash flows from operating activities noted above, as well as an increase in capital spending in 2022, principally reflecting growth-related expansions in our global supply chain.
A discussion and analysis of historical cash flows covering the year ended December 31, 2020 is included in the 2021 10-K.
Indebtedness
A significant portion of our long-term financing is from indebtedness. The purpose of this section is to disclose how certain features of our indebtedness influence our liquidity and capital resources. Additional detail about the terms of our indebtedness may be found in note 14 to our consolidated financial statements beginning on page F-1 of this report.
Our credit facilities provide us access to up to $872.7 million of additional cash.
We have entered into a receivables facility and a revolving credit facility that provide us access to cash to fund short-term business needs. See the section entitled “Liquidity” for additional information.
Our indebtedness restricts us from paying dividends to common stockholders.
The acquisition of VWR was partially funded by the issuance of debt by Avantor Inc.’s wholly-owned subsidiary, Avantor Funding, Inc. Certain of those debt agreements prevent Avantor Funding, Inc. from paying dividends or making other payments to Avantor, Inc., subject to limited exceptions. At December 31, 2022 and 2021, substantially all of Avantor, Inc.’s net assets were subject to those restrictions.
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
To the extent our net leverage ratios, as defined in our credit agreement, reach certain levels, we are required to make additional prepayments if: (i) we generate excess cash flows, as defined in our credit agreement, at specified percentages that decline if certain net leverage ratios are achieved; or (ii) we receive cash proceeds from certain types of asset sales or debt issuances. We are required to make a prepayment of 50% of our excess cash flows if our first lien net leverage ratio, as defined in our credit agreement, exceeds 4.50:1.00, a prepayment of 25% of our excess cash flows if our first lien net leverage ratio is less than or equal to 4.50:1.00 but greater than 3.75:1.00, and no prepayment if our first lien net leverage ratio is less than or equal to 3.75:1.00. As our first lien net leverage ratio was below 3.75:1.00 at December 31, 2022, no additional prepayments were required and no such prepayments have become due since the inception of the credit facilities.
We are subject to certain financial covenants that, if not met, could put us in default of our debt agreements
The receivables facility and our senior secured credit facilities contain certain customary covenants, including a financial covenant. That covenant becomes applicable in periods when we have drawn more than 35% of our revolving credit facility. When applicable, we may not have total borrowings in excess of a pro forma net leverage ratio, as defined. This covenant was not applicable at December 31, 2022, and our historical net leverage has been below the covenant requirement.
Contractual obligations
The following table presents our contractual obligations at December 31, 2022:

(in millions)	Payments due by period
	Total	Short-Term	Long-Term
Debt:
Principal(1)(2)	$6,349.1	$364.2	$5,984.9
Interest(1)	1,370.9	273.1	1,097.8
Operating leases	136.1	39.1	97.0
Purchase obligations(3)	552.2	114.9	437.3
Other liabilities:
Underfunded defined benefit plans(4)	84.2	6.3	77.9
Transition tax payments(5)	46.4	11.6	34.8
Other	5.0	1.1	3.9
Total	$8,543.9	$810.3	$7,733.6

(1)Includes finance lease liabilities. To calculate payments for principal and interest, we assumed that variable interest rates, foreign currency exchange rates and outstanding borrowings under credit facilities were unchanged from December 31, 2022 through maturity. Further, we have not considered any interest obligation on our receivables facility. For the variable interest rates and principal amounts used, see note 14 to our consolidated financial statements beginning on page F-1 of this report.
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
Testing goodwill and other intangible assets for impairment
We carry significant amounts of goodwill and other intangible assets on our consolidated balance sheet. At December 31, 2022, the combined carrying value of goodwill and other intangible assets, net of accumulated amortization and impairment charges, was $9,785.9 million or 73% of our total assets.
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
We did not record any impairment charges as a result of our October 1, 2022 impairment testing. Each reporting unit had a fair value that was substantially in excess of its carrying value, and our indefinite-lived intangible assets did not show any indications that their fair value was more likely than not below their carrying value.
Estimating valuation allowances on deferred tax assets
We are required to estimate the degree to which tax assets and loss carryforwards will result in a future income tax benefit, based on our expectations of future profitability by tax jurisdiction. We provide a valuation allowance for deferred tax assets that we believe will more likely than not go unutilized. If it becomes more likely than not that a deferred tax asset will be realized, we reverse the related valuation allowance and recognize an income tax benefit for the amount of the reversal. At December 31, 2022, our valuation allowance on deferred tax assets was $179.7 million, $155.0 million of which relates to foreign net operating loss carry forwards that are not expected to be realized.
We must make assumptions and judgments to estimate the amount of valuation allowance to be recorded against our deferred tax assets, which take into account current tax laws and estimates of the amount of future taxable income, if any. Changes to any of the assumptions or judgments could cause our actual income tax obligations to differ from our estimates.
Accounting for uncertain tax positions
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess income tax positions for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded an amount having greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority assumed to have full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Our reserve for uncertain tax positions was $51.8 million at December 31, 2022, exclusive of penalties and interest. Where applicable, associated interest expense has also been recognized as a component of interest expense.
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
Expense for stock options without performance or market conditions is determined on the grant date and recognized ratably over their vesting term. We estimate the grant date fair value of stock options using the Black-Scholes model. This model requires us to make various assumptions, with the most significant assumption currently being the volatility of our stock price. A public quotation was first established for our common stock in May 2019, which does not provide adequate historical basis to reasonably estimate the expected volatility of our common stock over their more than six-year expected life. Instead, we estimate volatility based on historical stock price trends of a peer company set. The fair value of our awards would have differed had we selected different peer companies or used a different technique to estimate volatility. Increasing our expected volatility assumption by 5 percentage points for all stock options at the date of grant would have increased our 2022 stock-based compensation expense by $2.1 million.
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
Our U.S. subsidiaries carry significant amounts of Euro-denominated debt. This does not result in any material risks from an earnings perspective because the exposure from these instruments is substantially hedged by offsetting exposures from intercompany borrowing arrangements. From a cash flow perspective, we have the risk of paying more or less cash for any optional or mandatory repayments of our Euro-denominated debt that may not be offset with equivalent cash repayments of our intercompany borrowings. For example, an optional debt repayment of €100 million on December 31, 2022 and December 31, 2021, with a 10% weakening of the U.S. dollar would have caused us to pay an additional $10.7 million and $11.4 million, respectively, to extinguish that debt.
Changes to foreign currency exchange rates could favorably or unfavorably affect the translation of our foreign operating results. For example, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because local currencies will translate into fewer U.S. dollars. For the year ended December 31, 2022, a 10% strengthening of the U.S. dollar compared to all other currencies would have decreased net income by $14.3 million and decreased Adjusted EBITDA by $60.3 million. For the year ended December 31, 2021, a 10% strengthening of the U.S. dollar compared to all other currencies would have decreased net income by $10.9 million and decreased Adjusted EBITDA by $61.9 million.
Interest rate risk
We carry a significant amount of debt that exposes us to interest rate risk. A portion of our debt consists of variable-rate instruments. We have also issued fixed-rate secured and unsecured notes. None of our other financial instruments are subject to material interest rate risk.
At December 31, 2022, we had borrowings of $2,794.2 million under our credit facilities. Borrowings under these facilities bear interest at variable rates based on prevailing LIBOR, EURIBOR and SOFR rates in the financial markets. Changes to those market rates affect both the amount of cash we pay for interest and our reported interest expense. At December 31, 2022, a 100 basis point increase to the applicable variable rates of interest including our interest rate swap would have increased the amount of interest by $20.4 million per annum. At December 31, 2021, a 100 basis point increase to the applicable variable rates of interest would have increased the amount of interest by $27.9 million per annum.
Our senior secured notes and senior unsecured notes bear interest at fixed rates, so their fair value will increase if interest rates fall and decrease if interest rates rise. At December 31, 2022, a 100 basis point decrease in the market rate of interest would have increased their aggregate fair value by $147.1 million. At December 31, 2021, a 100 basis point decrease in the market rate of interest would have increased their aggregate fair value by $201.7 million.
Item 8.    Financial statements and supplementary data
The information required by this item is included at the end of this report beginning on page F-1.

Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A.    Control and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There have been no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Management’s annual report on internal control over financial reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Avantor, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 14, 2023, expressed an unqualified opinion on those financial statements.
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

February 14, 2023
Item 9B.    Other information
None.
Item 9C.    Disclosure regarding foreign jurisdictions that prevent inspections.
Not applicable.
PART III
See Part I, “Information about our executive officers” for information about our executive officers, which is incorporated by reference herein. The other information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders.
Item 10.    Directors, executive officers and corporate governance
See Part I, “Information about our executive officers” for information about our executive officers, which is incorporated by reference herein. The other information required by this Item is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2023 annual meeting of stockholders which we intend to file with the SEC no later than 120 days after our 2022 fiscal year end (the “2023 Proxy Statement”).

Item 11.    Executive compensation
The information required by this Item is incorporated by reference to the applicable information in our 2023 Proxy Statement.

Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this Item is incorporated by reference to the applicable information in our 2023 Proxy Statement.

Item 13.    Certain relationships and related transactions, and director independence
The information required by this Item is incorporated by reference to the applicable information in our 2023 Proxy Statement.

Item 14.    Principal accountant fees and services
The information required by this Item is incorporated by reference to the applicable information in our 2023 Proxy Statement.

PART IV
Item 15.    Exhibits and financial statement schedules
The following documents are filed as part of this report.
1.Financial Statements and Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1.
2.Exhibits:

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
3.1	Third Amended and Restated Certificate of Incorporation, effective May 13, 2021	8-K	3.1	5/17/2021
3.2	Third Amended and Restated Bylaws of Avantor, Inc.	8-K	3.1	1/28/2021
3.3	Certificate of Designations of 6.250% Series A Mandatory Convertible Preferred Stock of Avantor, Inc.	8-K	3.3	5/21/2019
3.4	Certificate of Elimination relating to the 6.250% Series A Mandatory Convertible Preferred Stock	8-K	3.1	5/17/2022
4.1	Description of capital stock	*
4.2	Indenture, dated as of July 17, 2020, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.1	7/17/2020
4.3	Indenture, dated as of November 6, 2020, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent.	8-K	4.1	11/6/2020
4.4	Indenture, dated as of October 26, 2021, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.1	10/26/2021
10.1	Credit Agreement, dated as of November 21, 2017, by and among Vail Holdco Sub LLC, Avantor Funding, Inc. (f/k/a Avantor, Inc.), the guarantors party thereto, Goldman Sachs Bank USA and the other lenders, l/c issuers and parties thereto.	S-1/A	10.1	4/10/2019
10.2	Amendment No. 1, dated as of November 27, 2018 to the Credit Agreement, dated as of November 21, 2017, by and among Vail Holdco Sub LLC, Avantor Funding, Inc. (f/k/a Avantor, Inc.), the guarantors party thereto, Goldman Sachs Bank USA and the other lenders, l/c issuers and parties thereto.	S-1/A	10.2	4/10/2019

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.3	Amendment No. 2 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral, Swing Line Lender and an L/C Issuer, the lenders party thereto and Goldman Sachs Lending Partners LLC, as the Additional Initial B-2 Euro Term Lender and the Additional Initial B-2 Dollar Term Lender.	8-K	10.1	6/18/2019
10.4	Amendment No. 3 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer, the lenders party thereto and Goldman Sachs Lending Partners LLC, as the Additional Initial B-3 Euro Term Lender and the Additional Initial B-3 Dollar Term Lender.	8-K	10.1	1/27/2020
10.5	Amendment No. 4 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer.	8-K	10.1	7/14/2020
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
		8-K	10.1	6/14/2021

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
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
10.10
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
		10-Q	10.1	7/29/2022

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.11	Security Agreement, dated as of November 21, 2017, among the grantors identified therein and Goldman Sachs Bank USA, as agent.	S-1/A	10.3	4/10/2019
10.12	First Lien Intercreditor Agreement, dated as of November 21, 2017, by and among Avantor Funding, Inc. (f/k/a Avantor, Inc.), Vail Holdco Sub LLC, the other grantors party thereto, Goldman Sachs Bank USA, as collateral agent for the credit agreement secured parties, the Bank of New York Mellon Trust Company, N.A., as collateral agent for the indenture secured parties and each additional agent party from time to time thereto.	S-1/A	10.4	4/10/2019
10.13	Receivables Purchase Agreement, dated March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time party thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank.	8-K	10.1	3/30/2020
10.14	Amendment No. 1 dated as of December 21, 2021 to the Receivables Purchase Agreement, dated as of March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank.	10-K	10.13	2/11/2022
10.15	Amendment No.2 dated as of October 25, 2022 to the Receivables Purchase Agreement, dated as of March 27, 2020 (as amended by Amendment No. 1 to Receivables Purchase Agreement, dated as of December 21, 2021) among Avantor Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various purchaser agents from time to time thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as administrator and LC Bank	10-Q	10.2	10/28/2022
10.16	Purchase and Sale Agreement, dated March 27, 2020, between the various entities listed on Schedule I thereto as Originators and Avantor Receivables Funding, LLC.	8-K	10.2	3/30/2020
10.17^	Avantor Funding, Inc. (f/k/a Avantor, Inc.) Equity Incentive Plan (as amended through September 28, 2016).	S-1/A	10.12	4/5/2019
10.18^	Form of Nonqualified Stock Option Agreement under the Avantor Funding, Inc. Equity Incentive Plan.	S-1/A	10.13	4/25/2019

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.19^	Avantor, Inc. (f/k/a Vail Holdco Corp) Equity Incentive Plan.	S-1/A	10.14	4/5/2019
10.20^	Form of Nonqualified Stock Option Agreement under the Avantor, Inc. Equity Incentive Plan.	S-1/A	10.15	4/25/2019
10.21^	Avantor, Inc. 2019 Equity Incentive Plan	8-K	10.2	5/21/2019
10.22^	Form of Nonqualified Stock Option Agreement under the Avantor, Inc. 2019 Equity Incentive Plan.	S-1/A	10.25	4/25/2019
10.23	Form of Performance Stock Unit Grant Notice Under The Avantor, Inc. 2019 Equity Incentive Plan (Employees)	10-K	10.22	2/16/2021
10.24^	Form of Restricted Stock Unit Agreement under the Avantor, Inc. 2019 Equity Incentive Plan (Employees).	S-1/A	10.26	4/25/2019
10.25^	Form of Restricted Stock Unit Agreement under the Avantor, Inc. 2019 Equity Incentive Plan (Non-Employee Directors).	S-1/A	10.27	4/25/2019
10.26^	Avantor, Inc. 2019 Employee Stock Purchase Plan	8-K	10.3	5/21/2019
10.27^	Amendment No. 1 to the Avantor, Inc. 2019 Employee Stock Purchase Plan	S-8	4.4	11/14/2019
10.28^	Amendment No.2 to the Avantor, Inc. 2019 Employee Stock Purchase Plan	10-Q	10.1	10/28/2022
10.29^	Amended and Restated Employment Agreement, dated April 10, 2019, between Michael Stubblefield and Avantor, Inc. (f/k/a Vail Holdco Corp)	S-1/A	10.16	4/25/2019
10.30^	Employment Letter Agreement, dated October 5, 2018, between Thomas A. Szlosek and Avantor, Inc. (f/k/a Vail Holdco Corp)	S-1/A	10.17	4/5/2019
10.31^	Amended and Restated Employment Letter Agreement, dated April 2, 2019, between Gerard Brophy and VWR Management Services, LLC	S-1/A	10.19	4/10/2019
10.32^	Contract of Employment, dated June 29, 2018, between Frederic Vanderhaegen and VWR International GmbH	S-1/A	10.20	4/25/2019
10.33^	Addendum to Contract of Employment, dated April 10, 2019, between Frederic Vanderhaegen and VWR International GmbH	S-1/A	10.21	4/25/2019
10.34^	Employment Letter Agreement dated December 18, 2020 between Sheri Lewis and VWR Management Services, LLC	10-Q	10.2	7/29/2022
10.35^	Form of Indemnification Agreement (between Avantor, Inc. and its directors and officers)	S-1/A	10.23	4/25/2019
21	List of subsidiaries of Avantor, Inc.	*
23	Consent of Deloitte & Touche LLP	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
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

Avantor, Inc.

Date: February 14, 2023	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President and Chief Accounting Officer (Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 14, 2023.

/s/ Michael Stubblefield	Director, President and Chief Executive Officer (Principal Executive Officer)
Michael Stubblefield

/s/ Thomas A. Szlosek	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas A. Szlosek

/s/ Steven Eck	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Steven Eck

/s/ Juan Andres	Director
Juan Andres

/s/ Michael Severino	Director
Michael Severino

/s/ John Carethers	Director
John Carethers

/s/ Joseph Massaro	Director
Joseph Massaro

/s/ Jonathan Peacock	Chairman of the Board of Directors
Jonathan Peacock

/s/ Lan Kang	Director
Lan Kang

/s/ Christi Shaw	Director
Christi Shaw

/s/ Greg Summe	Director
Greg Summe

/s/ Mala Murthy	Director
Mala Murthy

Avantor, Inc. and subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Avantor, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avantor, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income or loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Long-Lived Asset Impairment – Ritter GmbH— Refer to Notes 2, 4, and 6 to the financial statements
Critical Audit Matter Description
The Company’s long-lived assets include property, plant and equipment, finite-lived intangible assets and certain other assets. For impairment purposes, the Company groups its long-lived assets with working capital and other types of assets or liabilities if they generate cash flows on a combined basis. The

Company evaluates long-lived assets, or asset groups, for impairment whenever events or changes in circumstances indicate a potential inability to recover their carrying amounts. Events that result in an impairment review include a significant decrease in the operating results of the asset group or significant adverse changes in the business climate. When such events or changes in circumstances occur, the Company compares the asset group’s carrying value to its estimated undiscounted future cash flows. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the asset group. An impairment charge is recorded if the fair value of the asset group is less than its carrying amount.
The Ritter revenues have declined in 2022 compared to Management’s prior expectations, primarily from reduced customer demand for medical fluid handling tips due to a decrease in COVID-19 testing. The assumptions management made to evaluate the Ritter asset group for impairment included an evaluation as to whether an indication of impairment is identified and, if so, an estimate of cash flows from forecasts of sales and gross profit for the asset group. Performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to use more experienced audit professionals.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of the Ritter asset group may not be recoverable, and, when applicable, developed reasonable forecasts of sales and gross profit, included the following, among others:
•We tested the effectiveness of the controls over management’s identification of events or changes in circumstances that indicate that the carrying amount of the asset group may not be recoverable and the key assumptions utilized in estimating the undiscounted future cash flows.
•We evaluated management’s impairment analysis by:
–Evaluating the asset group for possible indications of impairment and corroborating information used in the identification of impairment indicators.
•We evaluated the reasonableness of the key assumptions used in management’s undiscounted cash flow forecast by comparing them to:
–Historical sales and gross profit.
–Internal communications to management and the board of directors.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 14, 2023
We have served as the Company’s auditor since 2010.

Avantor, Inc. and subsidiaries
Consolidated balance sheets

(in millions)	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$372.9	$301.7
Accounts receivable, net of allowances of $28.2 and $26.4	1,218.4	1,222.1
Inventory	913.5	872.0
Other current assets	153.1	81.4
Total current assets	2,657.9	2,477.2
Property, plant and equipment, net of accumulated depreciation of $518.4 and $445.2	727.0	705.5
Other intangible assets, net (see note 11)	4,133.3	5,140.3
Goodwill	5,652.6	5,341.1
Other assets	293.5	233.1
Total assets	$13,464.3	$13,897.2
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$364.2	$45.2
Accounts payable	758.2	755.1
Employee-related liabilities	122.4	199.7
Accrued interest	49.9	49.8
Other current liabilities	364.1	401.0
Total current liabilities	1,658.8	1,450.8
Debt, net of current portion	5,923.3	6,978.0
Deferred income tax liabilities	731.4	913.0
Other liabilities	295.4	358.4
Total liabilities	8,608.9	9,700.2
Commitments and contingencies (see note 13)
Stockholders’ equity:
MCPS including paid-in capital, 0.0 and 20.7 shares outstanding	—	1,003.7
Common stock including paid-in capital, 674.3 and 609.7 shares issued and outstanding	3,785.3	2,752.6
Accumulated earnings	1,170.4	483.9
Accumulated other comprehensive loss	(100.3)	(43.2)
Total stockholders’ equity	4,855.4	4,197.0
Total liabilities and stockholders’ equity	$13,464.3	$13,897.2

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of operations

(in millions, except per share data)	Year ended December 31,
	2022	2021	2020
Net sales	$7,512.4	$7,386.1	$6,393.6
Cost of sales	4,909.6	4,883.4	4,313.1
Gross profit	2,602.8	2,502.7	2,080.5
Selling, general and administrative expenses	1,472.6	1,530.5	1,373.7
Operating income	1,130.2	972.2	706.8
Interest expense	(265.8)	(217.4)	(307.6)
Loss on extinguishment of debt	(12.5)	(12.4)	(346.8)
Other (expense) income, net	(0.8)	10.6	9.9
Income before income taxes	851.1	753.0	62.3
Income tax (expense) benefit	(164.6)	(180.4)	54.3
Net income	686.5	572.6	116.6
Accumulation of yield on preferred stock	(24.2)	(64.6)	(64.6)
Net income available to common stockholders	$662.3	$508.0	$52.0
Earnings per share:
Basic	1.02	0.86	0.09
Diluted	1.01	0.85	0.09
Weighted average shares outstanding:
Basic	650.9	590.5	576.3
Diluted	679.4	599.6	583.4

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of comprehensive income or loss

(in millions)	Year ended December 31,
	2022	2021	2020
Net income	$686.5	$572.6	$116.6
Other comprehensive (loss) income:
Foreign currency translation — unrealized (loss) gain	(102.0)	(62.8)	106.4
Derivative instruments:
Unrealized gain (loss)	33.1	(1.6)	1.0
Reclassification of (gain) loss into earnings	(7.4)	3.5	(1.7)
Activity related to defined benefit plans	46.9	8.0	(7.7)
Other comprehensive (loss) income before income taxes	(29.4)	(52.9)	98.0
Income tax effect	(27.7)	(12.0)	9.6
Other comprehensive (loss) income	(57.1)	(64.9)	107.6
Comprehensive income	$629.4	$507.7	$224.2

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of stockholders’ equity

(in millions)	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated (deficit) earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance on December 31, 2019	20.7	$1,003.7	572.8	$1,748.1	$(203.7)	$(85.9)	$2,462.2
Impact of new accounting standard	—	—	—	—	(1.6)	—	(1.6)
Comprehensive income	—	—	—	—	116.6	107.6	224.2
Stock-based compensation expense	—	—	—	42.2	—	—	42.2
Accumulation of yield on preferred stock	—	—	—	(64.6)	—	—	(64.6)
Stock option exercises and other common stock transactions	—	—	7.3	11.9	—	—	11.9
Balance on December 31, 2020	20.7	$1,003.7	580.1	$1,737.6	$(88.7)	$21.7	$2,674.3
Comprehensive income (loss)	—	—	—	—	572.6	(64.9)	507.7
Issuance of stock, net of issuance costs	—	—	23.8	967.0	—	—	967.0
Stock-based compensation expense	—	—	—	47.7	—	—	47.7
Accumulation of yield on preferred stock	—	—	—	(64.6)	—	—	(64.6)
Stock option exercises and other common stock transactions	—	—	5.8	64.9	—	—	64.9
Balance on December 31, 2021	20.7	$1,003.7	609.7	$2,752.6	$483.9	$(43.2)	$4,197.0

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of stockholders’ equity (continued)

(in millions)	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated (deficit) earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance on December 31, 2021	20.7	$1,003.7	609.7	$2,752.6	$483.9	$(43.2)	$4,197.0
Comprehensive income (loss)	—	—	—	—	686.5	(57.1)	629.4
Stock-based compensation expense	—	—	—	49.1	—	—	49.1
Accumulation of yield on preferred stock	—	—	—	(24.2)	—	—	(24.2)
Stock option exercises and other common stock transactions	—	—	1.7	4.1	—	—	4.1
Conversion of MCPS into common stock	(20.7)	(1,003.7)	62.9	1,003.7	—	—	—
Balance on December 31, 2022	—	$—	674.3	$3,785.3	$1,170.4	$(100.3)	$4,855.4

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of cash flows

(in millions)	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$686.5	$572.6	$116.6
Reconciling adjustments:
Depreciation and amortization	405.5	379.2	395.4
Stock-based compensation expense	45.8	50.7	44.1
Provision for accounts receivable and inventory	65.0	44.9	69.5
Deferred income tax benefit	(69.1)	(17.7)	(87.5)
Amortization of deferred financing costs	15.7	16.3	23.4
Loss on extinguishment of debt	12.5	12.4	346.8
Foreign currency remeasurement loss (gain)	10.0	6.7	(0.9)
Changes in assets and liabilities:
Accounts receivable	(45.2)	(111.8)	(102.4)
Inventory	(112.5)	(129.8)	(69.7)
Accounts payable	15.6	64.9	110.6
Accrued interest	0.1	5.3	(29.7)
Other assets and liabilities	(179.3)	56.9	110.7
Other, net	(7.0)	3.0	2.9
Net cash provided by operating activities	843.6	953.6	929.8
Cash flows from investing activities:
Capital expenditures	(133.4)	(111.1)	(61.6)
Cash paid for acquisitions, net of cash acquired	(20.2)	(4,014.1)	—
Cash proceeds from settlement of cross currency swap	42.5	—	—
Other	1.5	3.5	2.5
Net cash used in investing activities	$(109.6)	$(4,121.7)	$(59.1)

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of cash flows (continued)

(in millions)	Year ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Debt borrowings	$327.2	$2,834.6	$3,938.8
Debt repayments	(947.0)	(533.9)	(4,361.5)
Payments of debt refinancing fees and premiums	(0.6)	(40.6)	(315.8)
Proceeds from issuance of stock, net of issuance costs	—	967.0	—
Payments of dividends on preferred stock	(32.4)	(64.6)	(64.6)
Proceeds received from exercise of stock options	17.3	82.5	20.2
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(13.2)	(25.8)	—
Net cash (used in) provided by financing activities	(648.7)	3,219.2	(782.9)
Effect of currency rate changes on cash	(15.5)	(13.2)	12.1
Net change in cash, cash equivalents and restricted cash	69.8	37.9	99.9
Cash, cash equivalents and restricted cash, beginning of year	327.1	289.2	189.3
Cash, cash equivalents and restricted cash, end of year	$396.9	$327.1	$289.2

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
The financial statements reflect the adoption of a new credit losses standard at January 1, 2020. Information about this accounting standard is disclosed in note 3.
Conversion of MCPS into Common Stock
In May of 2022, all outstanding shares of 6.250% Series A MCPS, par value $0.01 per share, automatically converted into 62.9 million shares of our common stock, in accordance with their terms. The conversion rate for each share of MCPS was 3.0395 shares of our common stock, subject to receipt of cash in lieu of fractional shares, and was determined based on the price of our common stock on the date of conversion. No outstanding shares of the MCPS remained following the mandatory conversion.
Principles of consolidation
All intercompany balances and transactions have been eliminated from the financial statements.
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported throughout the financial statements. Actual results could differ from those estimates.
2.    Summary of significant accounting policies
Earnings per share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the reporting period.
Diluted earnings per share is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares we could have repurchased with the proceeds from the issuance of the potentially dilutive shares. Variable conversion ratios are determined as of period end. Preferred dividends are added back to net income available to common stockholders provided that the preferred securities are not anti-dilutive to the calculation.

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
We evaluate long-lived assets or asset groups for impairment whenever events or changes in circumstances indicate a potential inability to recover their carrying amounts. Impairment is determined by comparing their carrying value to their estimated undiscounted future cash flows. If long-lived assets or asset groups are impaired, the loss is measured as the amount by which their carrying values exceed their fair value.
Goodwill and other intangible assets
Goodwill represents the excess of the price of an acquired business over the aggregate fair value of its net assets. Other intangible assets consist of both finite-lived and indefinite-lived intangible assets.
Goodwill and other indefinite-lived intangible assets are tested annually for impairment on October 1 of each year and whenever an impairment indicator arises. Goodwill impairment testing is performed at the reporting unit level. Our reporting units are Americas, NuSil, Europe and AMEA.
Our finite-lived intangible assets are tested for impairment whenever an impairment indicator arises. Examples of impairment indicators include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts or anticipated acts by governments and courts.
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
Finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis, with customer relationships amortized over lives of ten to 20 years, tradenames amortized over lives of ten to 15 years and other finite-lived intangible assets amortized over lives of five to 20 years. Amortization is classified in SG&A expenses. We reevaluate the estimated useful lives of our finite-lived intangible assets annually.
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
•Upon issuance, paid-in capital is allocated among host stock instruments on a relative fair value basis.
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
Disclosures about certain classes of stock are provided in the footnotes and not stated separately on the balance sheet or statement of stockholders’ equity when those presentations are not deemed to be material.

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
Some customer contracts include variable consideration, such as rebates and prebates, some of which depend upon our customers meeting specified performance criteria, such as a purchasing level over a period of time. We use judgment to estimate the value of these pricing arrangements at each reporting date and record contract assets or liabilities to the extent that estimated values are recognized at a different time than the revenue for the related products. When estimating variable consideration, we also apply judgment when considering the probability of whether a reversal of revenue could occur and only recognize revenue subject to this constraint.
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
The cost of our defined benefit plans is incurred systematically over expected employee service periods. We use actuarial methods and assumptions to determine expense each period and the value of projected benefit obligations. Actuarial changes in the projected value of defined benefit obligations are deferred to AOCI and recognized in earnings systematically over future periods. The portion of cost attributable to continuing employee service is included in SG&A expenses. The rest of the cost is included in other income or expense, net.
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
The grant-date fair value for RSUs in which the vesting condition is based only on continuing service is measured as the quoted closing price of our common stock on the grant date. For awards with market conditions, we measure the grant-date fair value using a Monte Carlo model. The grant-date fair value of awards with performance conditions is the quoted closing price of our common stock on the grant date, adjusted for the probability of achievement.
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

Our lease terms may include options to extend or terminate the lease. We exercise judgment to calculate the term of those leases when extension or termination options are present and include such options in the calculation of the lease term when it is reasonably certain that we will exercise those options. Operating lease expense is recognized on a straight-line basis over the lease term, except for variable rent which is expensed as incurred. Short-term lease and variable rent expense was immaterial to the financial statements and has been included within operating lease expense. Finance lease expense includes depreciation, which is recognized on a straight-line basis over the expected life of the leased asset and interest expense.
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
Derivatives and hedging
We use derivative instruments primarily to manage currency exchange and interest rate risks and recognize them as either assets or liabilities which are measured at fair value.
•Cash flow hedges — We use interest rate derivatives to add stability to interest expense and to manage its exposure to interest rate movements. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is recorded in AOCI and reclassified into earnings in the same period(s) during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.
•Net Investment hedges — We use foreign currency-denominated debt and cross-currency swaps to hedge our net investments in foreign operations against adverse movements in exchange rates. For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.
3.    New accounting standards
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
On November 1, 2021, we completed the acquisition of Masterflex for cash consideration of $2,865.5 million.
The fair value of the net assets acquired on November 1, 2021 included the following:

(in millions)	November 1, 2021
Inventory	$45.7
Property, plant & equipment	4.4
Other intangible assets	664.2
Goodwill	2,169.1
Other assets and liabilities	(3.3)
Deferred income taxes, net	(14.6)
Total net assets	$2,865.5
The assets acquired and liabilities assumed are recorded at their fair values as part of our Americas operating segment as of November 1, 2021. The balances of the acquired assets and liabilities have been updated from the provisional amounts recorded during the period of acquisition to reflect additional information relating to the fair value of acquired inventory, tangible and intangible assets, working capital, and the related deferred tax assets, and are considered final. The purchase accounting adjustments that impacted current period income were adjustments to other intangible assets and inventory, which impacted amortization expense, recorded as SG&A expenses, and cost of sales, respectively, and were immaterial to the results of our operations.
The following table summarizes the fair value of intangible assets acquired on November 1, 2021 and their related weighted average amortization period:

(dollars in millions)	Fair value	Weighted average estimated life
Trademark	$95.8	15.0 years
Customer relationships	212.0	13.0 years
Developed technology - Tubing	234.4	15.0 years
Developed technology - Pumps	122.0	10.0 years
Total	$664.2
The goodwill represents intellectual capital and the acquired assembled workforce, which are other intangible assets that do not qualify for separate recognition. A portion of the goodwill is deductible for tax purposes and is included in the Americas operating segment.
Ritter GmbH acquisition
On June 10, 2021, we completed the acquisition of Ritter GmbH for net cash consideration of $1,079.8 million, and contingent consideration with a fair value of $6.1 million on the date of acquisition. Ritter GmbH's current business is focused on providing diagnostic system providers and liquid handling OEMs with robotic fluid handling tips, plates, and other consumables. The combination of our companies expanded our proprietary offerings to our biopharma and healthcare customers and enhance our offerings for critical lab automation workflows. The combined businesses also share similar characteristics including a recurring, specification-driven revenue profile and a consumable-driven portfolio of products produced to exacting standards that enhances our unique customer value proposition.
The purchase consideration is as follows:

(in millions)	June 10, 2021
Cash paid at closing	$1,084.5
Cash acquired	(4.7)
Net cash consideration	1,079.8
Fair value of acquisition contingent consideration	6.1
Purchase price	$1,085.9
The contingent consideration has a maximum potential payout of €300.0 million over three years. The fair value of the contingent consideration was determined using a Monte Carlo simulation as further described in note 22.
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
Revenue from acquired companies
Masterflex has generated revenues of $227.3 million during the year ended December 31, 2022 and $40.6 million during the period November 1, 2021 through December 31, 2021.
Ritter has generated revenues of $151.1 million during the year ended December 31, 2022 and $108.3 million during the period June 10, 2021 through December 31, 2021.

Ritter’s revenues have declined in 2022 compared to prior expectations, primarily from reduced customer demand for medical fluid handling tips due to a decrease in COVID-19 testing. We are taking measures to replace these revenues; however, if these measures are not successful, we may be required to impair Ritter’s long-lived assets. The total carrying value of Ritter’s net assets, excluding goodwill, which is part of our Europe reporting unit, was $247.0 million on December 31, 2022, including $164.7 million of finite-lived intangible assets and $129.2 million of property, plant & equipment.
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

(in millions)	Year ended December 31,
	2021	2020
Revenue	$7,699.2	$6,716.5
Net income	609.3	(29.9)
The unaudited pro forma combined financial information presented above includes the accounting effects of the Ritter and Masterflex acquisitions, including, to the extent applicable, amortization charges from acquired intangible assets; depreciation of property, plant and equipment that have been revalued; transaction costs; interest expense; and the related tax effects.

5.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020:

(in millions, except per share data)	Year ended December 31, 2022			Year ended December 31, 2021			Year ended December 31, 2020
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$662.3	650.9	$1.02	$508.0	590.5	$0.86	$52.0	576.3	$0.09
Dilutive effect of stock-based awards	—	5.6		—	9.1		—	7.1
Dilutive impact of MCPS	24.2	22.9		—	—		—	—
Diluted	$686.5	679.4	$1.01	$508.0	599.6	$0.85	$52.0	583.4	$0.09
For the year ended December 31, 2021 and 2020, diluted earnings per share included accumulation of yield on preferred stock of $64.6 million, and excluded 62.9 million of common stock equivalents under the MCPS because they were anti-dilutive to the calculation.
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
Impairment testing
On October 1, 2022, we performed quantitative annual impairment testing of goodwill for each of our reporting units. We did not record any impairment charges. Each reporting unit had a fair value that was substantially in excess of its carrying value.
Unfavorable changes to forecasted results and other assumptions used to determine fair values of reporting units or long-lived assets could present a risk of impairment in future periods. We have not recorded any material impairments during the periods presented.

Collective bargaining arrangements
As of December 31, 2022, approximately 5% of our employees in North America were represented by unions, and a majority of our employees in Europe are represented by workers’ councils or unions.
7.    Segment financial information
We report based on three geographic segments based on customer location: the Americas, Europe and AMEA. Each segment manufactures and distributes solutions for the biopharmaceutical, healthcare, education & government and advanced technologies & applied materials industries. Corporate costs are managed on a standalone basis and not allocated to segments.
The following tables present information by reportable segment:

(in millions)	Net sales Year ended December 31,			Adjusted EBITDA Year ended December 31,
	2022	2021	2020	2022	2021	2020
Americas	$4,471.2	$4,237.4	$3,731.5	$1,077.3	$978.4	$802.4
Europe	2,516.5	2,677.3	2,286.7	524.1	538.5	397.8
AMEA	524.7	471.4	375.4	141.5	113.9	79.8
Corporate	—	—	—	(172.2)	(172.2)	(138.4)
Total	$7,512.4	$7,386.1	$6,393.6	$1,570.7	$1,458.6	$1,141.6

(in millions)	Capital expenditures Year ended December 31,			Depreciation and amortization Year ended December 31,
	2022	2021	2020	2022	2021	2020
Americas	$88.6	$75.0	$36.0	$260.8	$232.3	$245.8
Europe	38.9	33.3	22.2	139.2	140.9	139.8
AMEA	5.9	2.8	3.4	5.5	6.0	9.8
Total	$133.4	$111.1	$61.6	$405.5	$379.2	$395.4
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.

The following table presents the reconciliation of Adjusted EBITDA from net income:

(in millions)	Year ended December 31,
	2022	2021	2020
Net income	$686.5	$572.6	$116.6
Interest expense	265.8	217.4	307.6
Income tax expense (benefit)	164.6	180.4	(54.3)
Depreciation and amortization	405.5	379.2	395.4
Loss on extinguishment of debt	12.5	12.4	346.8
Net foreign currency loss (gain) from financing activities	7.0	1.3	(0.7)
Other stock-based compensation (benefit) expense	(3.3)	3.0	1.3
Acquisition-related expenses[1]	—	77.8	—
Integration-related expenses[2]	19.2	15.9	17.1
Purchase accounting adjustments[3]	9.4	6.3	—
Restructuring and severance charges[4]	3.5	5.3	11.8
Receipt of disgorgement penalty[5]	—	(13.0)	—
Adjusted EBITDA	$1,570.7	$1,458.6	$1,141.6
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
5.As described in note 19 to our consolidated financial statements beginning on F-1 of this report.
The following table presents net sales by product line:

(in millions)	Year ended December 31,
	2022	2021	2020
Proprietary materials & consumables	$2,898.4	$2,548.2	$2,043.6
Third party materials & consumables	2,704.1	2,906.3	2,671.8
Services & specialty procurement	921.0	922.6	817.5
Equipment & instrumentation	988.9	1,009.0	860.7
Total	$7,512.4	$7,386.1	$6,393.6

The following table presents information by geographic area:

(in millions)	Net sales Year ended December 31,			Property, plant and equipment, net Year ended December 31,
	2022	2021	2020	2022	2021
United States	$4,278.1	$3,931.7	$3,493.7	$417.0	$383.7
Germany	478.7	561.7	511.4	152.1	158.5
Other countries in Europe	2,037.8	2,115.6	1,775.3	103.3	107.1
All other countries	717.8	777.1	613.2	54.6	56.2
Total	$7,512.4	$7,386.1	$6,393.6	$727.0	$705.5

8.    Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash flow information:

(in millions)	December 31,
	2022	2021
Cash and cash equivalents	$372.9	$301.7
Restricted cash classified as other assets	24.0	25.4
Total	$396.9	$327.1

(in millions)	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Cash paid for income taxes, net	$256.9	$144.7	$42.7
Cash paid for interest, net, excluding financing leases	242.2	187.0	317.8
Cash paid for interest on finance leases	5.1	5.1	5.3
Cash paid under operating leases	42.9	43.6	42.3
Cash flows from financing activities:
Cash paid under finance leases	4.6	4.7	4.3
At December 31, 2022, $349.4 million or 94% of our cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

9.    Inventory
The following table presents components of inventory:

(dollars in millions)	December 31,
	2022	2021
Merchandise inventory	$556.1	$562.9
Finished goods	117.1	102.6
Raw materials	181.2	156.1
Work in process	59.1	50.4
Total	$913.5	$872.0
Inventory under the LIFO method:
Percentage of total inventory	26%	23%
Excess of current cost over carrying value	$34.1	$24.9

10.    Property, plant and equipment
The following table presents the components of property, plant and equipment:

(in millions)	December 31,
	2022	2021
Buildings and related improvements	$393.8	$384.3
Machinery, equipment and other	522.2	479.5
Software	130.2	122.3
Land	57.8	67.7
Assets not yet placed into service	141.4	96.9
Property, plant and equipment, gross	1,245.4	1,150.7
Accumulated depreciation	(518.4)	(445.2)
Property, plant and equipment, net	$727.0	$705.5
Depreciation expense was $87.2 million in 2022, $88.4 million in 2021 and $87.9 million in 2020.

11.    Goodwill and other intangible assets
The following tables present changes in goodwill by segment:

(in millions)	December 31, 2022
	Americas	Europe	AMEA	Total
Beginning balance, net	$3,411.4	$1,897.9	$31.8	$5,341.1
Currency translation	(7.7)	(111.1)	(1.5)	(120.3)
Additions	427.1	0.6	4.1	431.8
Ending balance, net	3,830.8	1,787.4	34.4	5,652.6
Accumulated impairment losses	21.0	6.7	11.1	38.8
Ending balance, gross	$3,851.8	$1,794.1	$45.5	$5,691.4

(in millions)	December 31, 2021
	Americas	Europe	AMEA	Total
Beginning balance, net	$1,611.6	$1,218.5	$30.1	$2,860.2
Currency translation	0.8	(127.6)	(0.4)	(127.2)
Additions	1,799.0	807.0	2.1	2,608.1
Ending balance, net	3,411.4	1,897.9	31.8	5,341.1
Accumulated impairment losses	21.0	6.7	11.1	38.8
Ending balance, gross	$3,432.4	$1,904.6	$42.9	$5,379.9
The following table presents the components of other intangible assets:

(in millions)	December 31, 2022			December 31, 2021
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$4,806.4	$1,333.5	$3,472.9	$5,474.2	$1,121.6	$4,352.6
Trade names	354.4	205.1	149.3	505.1	194.1	311.0
Other	630.9	212.1	418.8	541.5	157.1	384.4
Total finite-lived	$5,791.7	$1,750.7	4,041.0	$6,520.8	$1,472.8	5,048.0
Indefinite-lived			92.3			92.3
Total			$4,133.3			$5,140.3
Amortization expense was $318.3 million in 2022, $290.8 million in 2021 and $307.5 million in 2020.

The following table presents estimated future amortization:

(in millions)	December 31, 2022
2023	$313.1
2024	313.1
2025	311.9
2026	310.5
2027	309.0
Thereafter	2,483.4
Total	$4,041.0

12.    Restructuring and severance
The following table presents restructuring and severance expenses by plan:

(in millions)	Year ended December 31,
	2022	2021	2020
2017 restructuring program	$—	$—	$11.0
Other	3.5	5.3	0.8
Total	$3.5	$5.3	$11.8
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

The following table presents information about expenses under the 2017 restructuring program for the periods covered under this report in which the plan was active:

(in millions)	Year ended December 31,	Expenses incurred
	2020
Employee severance and related	$10.7	$88.6
Facility closure	0.3	2.4
Other	—	38.8
Total	$11.0	$129.8

Americas	$1.1	$53.8
Europe	9.9	60.3
AMEA	—	0.8
Corporate	—	14.9
Total	$11.0	$129.8

The following table presents changes to accrued employee severance and related expenses under the 2017 restructuring program, which are primarily classified as employee-related current liabilities:

(in millions)	Year ended December 31,
	2022	2021	2020
Beginning balance	$4.1	$12.4	$15.8
Expenses	—	—	10.7
Cash payments	(2.9)	(7.6)	(15.1)
Currency translation	—	(0.7)	1.0
Ending balance	$1.2	$4.1	$12.4

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
Other noteworthy matters
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. This matter is covered by the indemnification arrangement previously described. At December 31, 2022, our accrued obligation under this order is $2.6 million, which is calculated based on expected cash payments discounted at rates ranging from 3.8% to 4.8% between 2022 and 2045. The undiscounted amount of that obligation is $4.0 million.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At December 31, 2022, our balance sheet includes a liability of $1.0 million for remediation and monitoring costs. That liability is estimated primarily on discounted expected remediation payments and is not materially different from its undiscounted amount.
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
Litigation
At December 31, 2022, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

14.    Debt
The following table presents information about our debt:

(dollars in millions)	December 31, 2022			December 31, 2021
	Interest terms	Rate	Amount
Receivables facility	SOFR[1] plus 0.80%	5.26%	$327.2	$—
Senior secured credit facilities:
Euro term loans B-3	EURIBOR plus —%	—%	—	133.9
Euro term loans B-4	EURIBOR plus 2.50%	3.99%	636.7	684.9
Euro term loans B-5	EURIBOR plus 2.00%	3.49%	342.0	367.9
U.S. dollar term loans B-4	LIBOR plus —%	—%	—	229.3
U.S. dollar term loans B-5	LIBOR plus 2.25%	6.32%	1,488.3	2,063.9
2.625% secured notes	fixed rate	2.625%	694.5	739.6
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% unsecured notes	fixed rate	3.875%	427.3	455.1
4.625 % unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			68.9	71.2
Other			14.2	17.4
Total debt, gross			6,349.1	7,113.2
Less: unamortized deferred financing costs			(61.6)	(90.0)
Total debt			$6,287.5	$7,023.2
Classification on balance sheets:
Current portion of debt			$364.2	$45.2
Debt, net of current portion			5,923.3	6,978.0
━━━━━━━━━
1.SOFR includes credit spread adjustment.
.
The following table presents mandatory future repayments of debt principal:

(in millions)	December 31, 2022
2023	$364.2
2024	37.3
2025	731.3
2026	364.4
2027	1,417.4
Thereafter	3,434.5
Total debt, gross	$6,349.1

Credit facilities
The following table presents availability under our credit facilities:

(in millions)	December 31, 2022
	Receivables facility	Revolving credit facility	Total
Capacity	$357.7	$515.0	$872.7
Undrawn letters of credit outstanding	(13.7)	—	(13.7)
Outstanding borrowings	(327.2)	—	(327.2)
Unused availability	$16.8	$515.0	$531.8
Current availability under the receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. At December 31, 2022, $574.9 million of accounts receivable were available as collateral under the facility.
Receivables facility
The receivables facility is with a commercial bank and functions like a line of credit. On October 25, 2022, we amended the receivables facility to increase its funding limit up to $400.0 million and extended the term to October 27, 2025. The fees to complete this transaction were not material. Borrowings are secured by accounts receivable which are sold by certain of our domestic subsidiaries to a special-purpose consolidated subsidiary. As a result, those receivables are not available to satisfy the claims of other creditors. We bear the risk of collection on those receivables and account for the receivables facility as a secured borrowing.
The receivables facility includes representations and covenants that we consider usual and customary, including a financial covenant. That covenant becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. When applicable, we may not have total borrowings in excess of a pro forma net leverage ratio, as defined. This covenant was not applicable at December 31, 2022.
Senior secured credit facilities
On December 31, 2022, the senior secured credit facilities consist of a $515.0 million revolving credit facility that matures on July 14, 2025, a $1,488.3 million term loan facility that matures on November 8, 2027, a $342.0 million term loan facility that matures on June 9, 2026 and a $636.7 million term loan facility that matures on June 9, 2028. The revolving credit facility allows us to issue letters of credit and also to issue short term notes. Borrowings under the facilities are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of their assets except for the accounts receivable that secure the receivables facility.
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

In 2022 and 2021, we made optional prepayments of $124.0 million and $190.0 million, respectively, of Euro term loans and $782.4 million and $312.7 million, respectively, of U.S. dollar term loans. In connection with the 2022 and 2021 prepayments, we recorded losses on extinguishment of debt of $12.5 million and $12.4 million, respectively, for the proportional write-off of the related unamortized deferred financing costs.
The senior secured credit facilities contain certain other customary covenants, including a financial covenant. That covenant becomes applicable in periods when we have drawn more than 35% of our revolving credit facility. When applicable, we may not have total borrowings in excess of a pro forma net leverage ratio, as defined. This covenant was not applicable at December 31, 2022.
15.    Equity
The following table presents the equity capitalization of Avantor, Inc.:

(shares in millions)	Par value per share	Shares authorized
Undesignated preferred stock	$0.01	75.0
Common stock	0.01	750.0
Conversion of MCPS into Common Stock
In May of 2022, all outstanding shares of 6.250% Series A MCPS, par value $0.01 per share, automatically converted into 62.9 million shares of our common stock, in accordance with their terms. The conversion rate for each share of MCPS was 3.0395 shares of our common stock, subject to receipt of cash in lieu of fractional shares, and was determined based on the price of our common stock on the date of conversion. No outstanding shares of the MCPS remained following the mandatory conversion.
MCPS accrued cumulative dividends at a rate of 6.250% per annum on the liquidation preference of $50.00 per share. Accrued cumulative dividends in arrears as of December 31, 2022 was $0.0 million, and we paid a dividend of $32.4 million during the year ended December 31, 2022.
Common stock
Each share of common stock entitles the holder to one vote for applicable matters. Holders are entitled to receive dividends declared by the board of directors and a pro rata share of assets available for distribution after satisfaction of the rights of the preferred stockholders.

16.    Accumulated other comprehensive income (loss)
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance on December 31, 2019	$(62.3)	$(0.5)	$(23.1)	$(85.9)
Unrealized gain (loss)	106.4	1.0	(8.3)	99.1
Reclassification of (gain) loss into earnings	—	(1.7)	0.6	(1.1)
Change due to income taxes	7.7	0.2	1.7	9.6
Balance on December 31, 2020	51.8	(1.0)	(29.1)	21.7
Unrealized (loss) gain	(62.8)	(1.6)	7.9	(56.5)
Reclassification of loss into earnings	—	3.5	0.1	3.6
Change due to income taxes	(8.2)	(0.5)	(3.3)	(12.0)
Balance on December 31, 2021	(19.2)	0.4	(24.4)	(43.2)
Unrealized (loss) gain	(102.0)	33.1	47.9	(21.0)
Reclassification of gain into earnings	—	(7.4)	(1.0)	(8.4)
Change due to income taxes	(10.1)	(6.2)	(11.4)	(27.7)
Balance on December 31, 2022	$(131.3)	$19.9	$11.1	$(100.3)
The reclassifications and income tax effects shown above were immaterial to the financial statements and were made to either cost of sales or selling, general and administrative expense depending upon the nature of the underlying transaction. The income tax effects in 2022 on foreign currency translation were due to our net investment hedge and cross-currency swap discussed in note 21.
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

The following table presents changes in benefit obligations and plan assets and the funded status of our plans:

(in millions)	U.S. pension plans Year ended December 31,		Non-U.S. pension plans Year ended December 31,		U.S. medical plan Year ended December 31,
	2022	2021	2022	2021	2022	2021
Benefit obligation:
Beginning balance	$230.1	$246.0	$291.6	$301.4	$14.9	$15.3
Service cost	3.4	3.6	4.1	5.5	0.1	0.2
Interest cost	5.3	4.4	3.3	2.6	0.3	0.3
Employee contributions	—	—	1.2	1.2	—	—
Actuarial gain	(54.4)	(7.6)	(92.6)	(1.7)	(4.7)	(0.5)
Benefits paid	(15.7)	(16.3)	(5.6)	(3.3)	(0.4)	(0.4)
Settlements and curtailments	—	—	(1.5)	(1.7)	—	—
Currency translation	—	—	(21.1)	(11.1)	—	—
Other	—	—	(0.1)	(1.3)	—	—
Ending balance	168.7	230.1	179.3	291.6	10.2	14.9
Fair value of plan assets:
Beginning balance	268.9	286.6	182.8	167.5	—	—
(Loss) return on plan assets	(42.5)	(2.1)	(49.4)	16.9	—	—
Employer contributions	0.7	0.7	5.6	5.2	0.4	0.4
Employee contributions	—	—	1.2	1.2	—	—
Benefits paid	(15.7)	(16.3)	(5.6)	(3.3)	(0.4)	(0.4)
Settlements and curtailments	—	—	(1.5)	(1.7)	—	—
Currency translation	—	—	(14.7)	(3.0)	—	—
Other	—	—	0.2	—	—	—
Ending balance	211.4	268.9	118.6	182.8	—	—
Funded status at end of year	$42.7	$38.8	$(60.7)	$(108.8)	$(10.2)	$(14.9)

The following table presents other balance sheet information for defined benefit plans:

(in millions)	U.S. pension plans December 31,		Non-U.S. pension plans December 31,		U.S. medical plan December 31,
	2022	2021	2022	2021	2022	2021
Accumulated benefit obligation	$164.0	$222.1	$176.5	$277.5	$10.0	$14.7
Amounts recorded in balance sheet:
Other assets	$47.8	$49.2	$4.3	$2.9	$—	$—
Other current liabilities	(0.7)	(0.7)	(2.8)	(2.9)	(0.8)	(0.8)
Other liabilities	(4.4)	(9.7)	(62.2)	(108.8)	(9.4)	(14.1)
Funded status	$42.7	$38.8	$(60.7)	$(108.8)	$(10.2)	$(14.9)
Components of AOCI, excluding tax effects:
Actuarial (loss) gain	$(16.1)	$(16.4)	$21.0	$(20.9)	$10.8	$6.8
Prior service gain	—	—	1.2	1.0	—	0.2
The following table presents the assumptions used to determine the benefit obligation:

	U.S. pension plans December 31,		Non-U.S. pension plans December 31,		U.S. medical plan December 31,
	2022	2021	2022	2021	2022	2021
Discount rate	5.4%	2.8%	4.1%	1.3%	5.4%	2.8%
Annual rate of salary increase	3.5%	2.5%	1.9%	1.8%	—	—
Health care cost trends:
Initial rate	n/a	n/a	n/a	n/a	5.9%	5.4%
Ultimate rate	n/a	n/a	n/a	n/a	4.0%	4.0%
Year ultimate rate is reached	n/a	n/a	n/a	n/a	2046	2046

The discount rate continues to be the primary driver for changes in the projected benefit obligation. The increases in discount rates in 2022 and 2021 caused most of the actuarial gains in the U.S. and Non-U.S. pension plan projected benefit obligation. The increases in discount rate in the U.S. medical plan in 2022 and 2021 was the primary reason for the actuarial gains.

The following table presents future benefits expected to be paid:

(in millions)	December 31, 2022
	U.S. pension plans	Non-U.S. pension plans	U.S. medical plan
2023	$12.7	$8.0	$0.7
2024	12.8	7.7	0.8
2025	13.2	8.2	0.8
2026	13.2	8.9	0.8
2027	13.2	9.3	0.8
2028 – 2032	65.2	56.4	4.3
We do not expect to make any material contributions to our defined benefit plans in 2023.
The following table presents the allocation of plan assets:

(in millions)	December 31, 2022					December 31, 2021
	Total	Level 1	Level 2	Level 3	NAV[1]	Total	Level 1	Level 2	Level 3	NAV[1]
U.S. plans:
Cash	$5.2	$5.2	$—	$—	$—	$4.2	$4.2	$—	$—	$—
Fixed income	164.5	—	164.5	—	—	211.7	—	211.7	—	—
Equity	41.7	—	41.7	—	—	53.0	—	53.0	—	—
Total	$211.4	$5.2	$206.2	$—	$—	$268.9	$4.2	$264.7	$—	$—
Non-U.S. plans:
Cash	$0.7	$0.7	$—	$—	$—	$1.4	$1.4	$—	$—	$—
Fixed income	46.1	—	46.1	—	—	93.3	—	93.3	—	—
Equity	8.9	—	8.9	—	—	19.6	—	19.6	—	—
Other	19.5	—	6.3	—	13.2	27.1	—	12.9	—	14.2
Insurance contracts	43.4	—	—	43.4	—	41.4	—	—	41.4	—
Total	$118.6	$0.7	$61.3	$43.4	$13.2	$182.8	$1.4	$125.8	$41.4	$14.2
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
The following table presents changes to plan assets of non-U.S. plans that were measured using unobservable inputs:

(in millions)	Year ended December 31,
	2022	2021
Beginning balance	$41.4	$38.3
Purchases	4.1	9.1
Actual returns	0.5	0.5
Settlements	(1.5)	(4.8)
Currency translation	(1.1)	(1.7)
Ending balance	$43.4	$41.4

18.    Stock-based compensation
The following table presents components of stock-based compensation expense:

(in millions)	Classification	Year ended December 31,
		2022	2021	2020
Stock options	Equity	$16.0	$18.8	$16.9
RSUs	Equity	31.7	26.8	23.8
Optionholder awards	Liability	—	—	0.6
Other	Both	(1.9)	5.1	2.8
Total		$45.8	$50.7	$44.1
Award classification:
Equity		$49.1	$47.7	$42.2
Liability		(3.3)	3.0	1.9
At December 31, 2022, unvested awards have remaining expense of $71.0 million to be recognized over a weighted average period of 1.6 years.
We recognized a reduction to income tax expense as a result of tax benefits associated with our stock-based compensation plans of $10.3 million, $30.0 million and $32.6 million, in 2022, 2021 and 2020, respectively.
Our stock-based compensation awards have been issued under a succession of plans sponsored by the ultimate parent of our business, which is currently Avantor, Inc. In connection with the IPO, we adopted the 2019 Plan. The 2019 Plan provides for up to 23.5 million shares of common stock to be issued in the form of stock options, restricted stock units or other equity-based awards or cash-based awards. The 2019 Plan also provides for 1% annual increases to the number of shares of common stock available for issuance unless reduced by our Board of Directors. At December 31, 2022, 27.0 million shares were available for future issuance. The 2019 Plan will automatically terminate on May 17, 2029, and no award may be granted after this date.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance on December 31, 2021	16.3	$19.83
Granted	1.3	31.52
Exercised	(0.7)	16.92
Forfeited	(0.8)	20.22
Balance on December 31, 2022	16.1	$20.90	$41.2	6.1 years
Expected to vest	4.6	23.35	10.0	7.9 years
Vested	11.5	19.93	31.2	5.4 years
During 2022, we granted stock options that have a contractual life of ten years and will vest annually over four years, subject to the recipient continuously providing service to us through each such date.
The following table presents weighted-average information about stock options granted:

	Year ended December 31,
	2022	2021	2020
Grant date fair value per option	$11.09	$8.63	$5.43
Assumptions used to determine grant date fair value:
Expected stock price volatility	31%	29%	28%
Risk free interest rate	2.2%	1.1%	1.4%
Expected dividend rate	nil	nil	nil
Expected life of options	6.3 years	6.3 years	6.2 years

The following table presents other information about stock options:

(in millions)	Year ended December 31,
	2022	2021	2020
Fair value of options vested	$15.4	$17.2	$12.0
Intrinsic value of options exercised	10.1	74.9	100.8
RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance on December 31, 2021	4.4	$19.52
Granted	1.1	33.02
Vested	(1.1)	18.95
Forfeited	(0.2)	26.73
Balance on December 31, 2022	4.2	$24.29
During 2022, we granted restricted stock units that will vest annually over three to four years, subject to the recipient continuously providing service to us through each such date. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. The expense recorded on such awards for the years ended December 31, 2022, 2021 and 2020 was $7.3 million, $7.4 million and $5.1 million, respectively.
The fair value of RSUs that vested in 2022, 2021 and 2020 was $20.9 million, $27.5 million and $23.5 million, respectively.
19.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Year ended December 31,
	2022	2021	2020
Net foreign currency (loss) gain from financing activities	$(7.0)	$(1.3)	$0.7
Income related to defined benefit plans	6.0	10.4	8.8
Other	0.2	1.5	0.4
Other (expense) income, net	$(0.8)	$10.6	$9.9
Most of the net foreign currency remeasurement (loss) gain from financing activities was caused by the volatility of the U.S. dollar on unhedged intercompany loan positions as disclosed in note 6. The income related to defined benefit plans includes expected returns on defined benefit plan assets, partially offset by interest cost on defined benefit plan obligations. During the year ended December 31, 2021, we recognized $13.0 million of other income related to the disgorgement of disallowed trading profits from Goldman Sachs, which was a related party until December 31, 2020 and expensed $11.9 million of debt issuance costs related to the issuance of an additional $900.0 million under our $2,063.9 million term loan facility.

20.    Income taxes
The following table presents detail about captions appearing on the statements of operations:

(in millions)	Year ended December 31,
	2022	2021	2020
Income (loss) before income taxes:
United States	$618.0	$555.0	$(2.6)
Foreign	233.1	198.0	64.9
Total	$851.1	$753.0	$62.3
Current income tax (expense) benefit:
Federal	$(119.9)	$(74.0)	$30.4
State	(32.2)	(32.3)	(4.8)
Foreign	(81.6)	(91.8)	(58.8)
Subtotal	(233.7)	(198.1)	(33.2)
Deferred income tax (expense) benefit:
Federal	18.0	(11.6)	28.0
State	4.4	(1.9)	14.4
Foreign	46.7	31.2	45.1
Subtotal	69.1	17.7	87.5
Income tax (expense) benefit	$(164.6)	$(180.4)	$54.3
The following table reconciles the income tax provision calculated at the United States federal corporate rate to the amounts presented in the statements of operations:

(in millions)	Year ended December 31,
	2022	2021	2020
Income before income taxes	$851.1	$753.0	$62.3
United States federal corporate rate	21%	21%	21%
Income tax expense at federal corporate rate	(178.7)	(158.2)	(13.1)
State income taxes, net of federal benefit	(23.3)	(27.0)	7.6
Rate changes related to foreign jurisdictions	1.3	(9.7)	(4.0)
Stock-based compensation	3.5	14.5	10.1
Foreign taxes	12.8	1.4	5.7
Valuation allowance	4.8	4.1	(1.1)
Changes to uncertain tax positions	1.1	(10.7)	40.8
Foreign-derived intangible income	12.1	8.2	6.9
Transaction costs	—	(2.1)	—
Other, net	1.8	(0.9)	1.4
Income tax (expense) benefit	$(164.6)	$(180.4)	$54.3
As a result of the new tax reform legislation, in 2018 we finalized the provisional accounting of previously recognized provisional one-time income tax effects based on new transition tax rules and interpretations issued that year, as shown in the table above. After the utilization of tax attributes such as net operating loss carryforwards, our transition tax payable was $46.4 million at December 31, 2022.

Deferred taxes
The following table presents the components of deferred tax assets and liabilities:

(in millions)	December 31,
	2022	2021
Deferred tax assets:
Reserves and accrued expenses	$61.7	$51.6
Pension, postretirement and environmental liabilities	1.1	14.7
Net operating loss and research and development carryforwards	325.7	312.4
Other	6.1	10.2
Deferred tax assets, gross	394.6	388.9
Less: valuation allowances	(179.7)	(187.6)
Deferred tax assets, net	214.9	201.3
Deferred tax liabilities:
Intangibles	(810.4)	(892.8)
Property, plant and equipment	(51.3)	(52.0)
Investment in partnerships	(44.1)	(148.0)
Deferred tax liabilities	(905.8)	(1,092.8)
Net deferred tax liability	$(690.9)	$(891.5)
Classification on balance sheets:
Other assets	$40.5	$21.5
Deferred income tax liabilities	(731.4)	(913.0)
The (decrease) increase to the valuation allowance was $(7.9) million in 2022, $(22.3) million in 2021 and $16.0 million in 2020.
At December 31, 2022, $155.0 million of the valuation allowances presented above relate to foreign net operating loss carryforwards that are not expected to be realized. We evaluate the realization of deferred tax assets by considering such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of any such reversals will influence the extent of tax benefits recognized in a particular year. Should applicable losses, credits and deductions ultimately be realized, the resulting reduction in the valuation allowance would generally be recognized as an income tax benefit.
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

The following table reflects changes to the reserve for uncertain tax positions, excluding accrued interest and penalties:

(in millions)	Year ended December 31,
	2022	2021	2020
Beginning balance	$55.3	$46.7	$83.6
Additions:
Tax positions related to the current year	1.2	5.1	3.4
Tax positions related to prior years	—	7.3	3.6
Reductions:
Tax positions related to prior years	—	—	(0.1)
Settlements with taxing authorities	(0.1)	(0.9)	(43.1)
Lapse of statutes of limitations	(2.4)	(1.6)	(1.8)
Currency translation	(2.2)	(1.3)	1.1
Ending balance	$51.8	$55.3	$46.7
Accrued interest and penalties related to the reserve for uncertain tax positions were $6.7 million at December 31, 2022, $5.3 million at December 31, 2021 and $3.9 million at December 31, 2020. We believe that it is reasonably possible that the reserve for uncertain tax positions could decrease by up to $1.3 million over the next twelve months.
The development of reserves for uncertain tax positions requires judgments about tax issues, potential outcomes and the timing of settlement discussions with tax authorities. If we were to prevail on all uncertain tax positions, we would recognize an income tax benefit.
Other matters
Undistributed earnings of foreign subsidiaries that are deemed to be permanently invested amount to $2,712.8 million at December 31, 2022. In addition to the one-time transition tax imposed on all accumulated foreign undistributed earnings through December 31, 2017, undistributed earnings of foreign subsidiaries as of December 31, 2022 is subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. We assert indefinite reinvestment related to investments in foreign subsidiaries. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation.
At December 31, 2022, we had federal net operating loss carryforwards of $25.1 million that primarily expire in 2040 and state net operating loss carryforwards of $193.5 million that expire at various times through 2040. In addition, we had foreign net operating loss carryforwards of $621.0 million, which predominantly have indefinite expirations. The increase in U.S. Federal and State net operating losses is related to the 2021 acquisition of Masterflex.

21.    Derivative and hedging activities
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $15.2 million will be reclassified as a reduction to interest expense.
As of December 31, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

(dollars in millions)
Interest rate derivative	Number of instruments	Notional
Interest rate swaps	1	$750.0
Effect of cash flow hedge accounting on AOCI

The table below presents the effect of cash flow hedge accounting on AOCI for the years ended December 31, 2022 and 2021.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) reclassified from AOCI into income	Amount of gain or (loss) reclassified from AOCI into income
	Year ended December 31,			Year ended December 31,
	2022	2021		2022	2021
Interest rate products	24.3	—	Interest expense	(1.9)	—
Total	$24.3	$—		$(1.9)	$—
Effect of cash flow hedge accounting on the income statement
The table below presents the effect of our derivative financial instruments on the statement of operations for the years ended December 31, 2022 and 2021.

	Year ended December 31,
	2022	2021
(in millions)	Interest income (expense)	Interest income (expense)
Total amounts of line items presented in the statements of operations where the effects of cash flow hedges are recorded	$(265.8)	$—
Amount of loss reclassified from AOCI into income	$(1.9)	$—
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
As of December 31, 2022, we had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

(value in millions)
Foreign currency derivative	Number of instruments	Notional sold	Notional purchased
Cross-currency swaps	1	€732.1	€750.0
Effect of net investment hedges on AOCI and the income statement
The table below presents the effect of our net investment hedges on AOCI and the statement of operations for the years ended December 31, 2022 and 2021.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)
	Year ended December 31,			Year ended December 31,
	2022	2021		2022	2021
Cross currency swaps	$30.6	$—	Interest income	$9.7	$—
Total	$30.6	$—		$9.7	$—
The Company did not reclassify any other deferred gains or losses related to cash flow hedge from accumulated other comprehensive income (loss) to earnings for the years ended December 31, 2022 and 2021.
The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2022 and 2021.:

	Asset derivatives				Liability derivatives
	December 31,				December 31,
	2022		2021		2022		2021
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate products	Other current assets	$26.2	Other current assets	$—	Other current liabilities	$—	Other current liabilities	$—
Foreign exchange products	Other current assets	—	Other current assets	—	Other current liabilities	(21.4)	Other current liabilities	—
Total		$26.2		$—		$(21.4)		$—

Termination of cross-currency swap

In July 2022, we terminated our existing $750.0 million cross-currency swap, maturing on April 30, 2025 and monetized $42.5 million of cash proceeds. We simultaneously entered into new on-market $750.0 million fixed-to-fixed cross-currency swap to hedge our exposure to changes in foreign exchange rates of its foreign investments. The purpose of this swap is to replace the swap that we terminated in July 2022. The new swap matures on April 30, 2025. Cross-currency swaps involve the receipt of functional-

currency fixed-rate amounts from a counterparty in exchange for making foreign-currency fixed-rate payments over the life of the agreement.
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
Net investment hedge effectiveness is assessed based upon the change in the spot rate of the foreign currency denominated debt. The critical terms of the foreign currency notes match the portion of the net investments designated as being hedged. At December 31, 2022, the net investment hedge was equal to the designated portion of the European operations and was considered to be perfectly effective.
The accumulated (gain) loss related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of AOCI was $(24.3) million and $3.5 million as of December 31, 2022 and December 31, 2021, respectively.
The amount of (gain) loss related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income is presented below:

(in millions)	Year ended December 31,
	2022	2021	2020
Net investment hedges	$(27.8)	$(34.1)	$37.6
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
The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	December 31, 2022		December 31, 2021
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$327.2	$327.2	$—	$—
Senior secured credit facilities:
Euro term loans B-3	—	—	133.9	133.7
Euro term loans B-4	636.7	627.5	684.9	683.6
Euro term loans B-5	342.0	340.7	367.9	367.7
U.S. dollar term loans B-4	—	—	229.3	224.9
U.S. dollar term loans B-5	1,488.3	1,485.5	2,063.9	2,029.1
2.625% secured notes	694.5	658.5	739.6	758.2
3.875% unsecured notes	800.0	672.0	800.0	810.9
3.875% unsecured notes	427.3	396.5	455.1	475.3
4.625 % unsecured notes	1,550.0	1,407.6	1,550.0	1,629.8
Finance lease liabilities	68.9	68.9	71.2	71.2
Other	14.2	14.2	17.4	17.4
Total	$6,349.1	$5,998.6	$7,113.2	$7,201.8
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

The following table presents changes to contingent consideration liabilities:

(in millions)	Year ended December 31,
	2022	2021
Beginning balance	$5.7	$—
Acquisitions	—	6.1
Changes to estimated fair value	(4.4)	—
Cash payments	—	—
Currency translation	(0.1)	(0.4)
Ending balance	$1.2	$5.7
We estimated the fair value of contingent consideration on a recurring basis using the average of probability-weighted potential payments specified in the purchase agreements, which were level 3 measurements. The significant assumptions used in these calculations include forecasted results and the estimated likelihood for each performance scenario.

23.    Leases
The following table presents lease assets and liabilities and their balance sheet classification:

(in millions)	Classification	December 31,
		2022	2021
Operating leases:
Lease assets	Other assets	$118.7	$107.8
Current portion of liabilities	Other current liabilities	35.6	34.1
Liabilities, net of current portion	Other liabilities	86.6	78.6
Finance leases:
Lease assets	Property, plant and equipment, net	55.3	59.9
Current portion of liabilities	Current portion of debt	4.3	4.2
Liabilities, net of current portion	Debt, net of current portion	64.7	67.0
The following tables present information about lease expense:

(in millions)	Year ended December 31,
	2022	2021	2020
	(1,2)	(1,2)	(1,2)
Operating lease expense	$48.5	$48.2	$52.0
Finance lease expense	10.7	11.1	11.3
Total	$59.2	$59.3	$63.3

(1)Operating lease expense for 2022 and 2021 includes $7.9 million and $7.3 million, respectively, classified as cost of sales and $40.6 million and $40.9 million classified as SG&A expenses, respectively.
(2)Finance lease expense consists primarily of amortization of finance lease assets that is classified as SG&A expenses.

	December 31,
	2022	2021
Weighted average remaining lease term:
Operating leases	6.3 years	5.0 years
Finance leases	12.7 years	13.5 years
Weighted average discount rate:
Operating leases	3.9%	4.4%
Finance leases	7.8%	7.9%
The following table presents future payments due under leases reconciled to lease liabilities:

(in millions)	December 31, 2022
	Operating leases	Finance leases
2023	$39.1	$9.3
2024	31.9	9.2
2025	19.5	8.5
2026	12.5	7.8
2027	6.5	7.8
Thereafter	26.6	73.3
Total undiscounted lease payments	136.1	115.9
Difference between undiscounted and discounted lease payments	(13.9)	(46.9)
Lease liabilities	$122.2	$69.0

24.    Condensed unconsolidated financial information of Avantor, Inc.
Pursuant to SEC regulations, the following presents condensed unconsolidated financial information of the registrant, Avantor, Inc.
The following condensed unconsolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto because certain applicable disclosures are provided there. In these condensed unconsolidated financial statements, all of our subsidiaries are wholly-owned for the periods presented and presented as investments of Avantor, Inc. under the equity method. Under that method, the equity interest in subsidiaries’ assets and liabilities is stated as a net non current asset at historical cost on the balance sheet.
No statements of operations are included because Avantor, Inc. only had equity in the earnings or loss of its subsidiaries for the periods presented in amounts equal to our consolidated net income or loss.
Avantor, Inc.
Condensed unconsolidated balance sheets

(in millions)	December 31,
	2022	2021
Assets
Investment in unconsolidated subsidiaries	$4,855.4	$4,197.0
Total assets	$4,855.4	$4,197.0
Stockholders’ equity
MCPS including paid-in capital, 0.0 and 20.7 shares outstanding	$—	$1,003.7
Common stock including paid-in capital, 674.3 and 609.7 shares outstanding	3,785.3	2,752.6
Accumulated earnings	1,170.4	483.9
Accumulated other comprehensive loss	(100.3)	(43.2)
Total stockholders’ equity	$4,855.4	$4,197.0
Avantor, Inc.
Condensed unconsolidated statements of cash flows

(in millions)	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Cash flows from investing activities:
Contribution from (to) unconsolidated subsidiaries	$28.3	$(967.3)	$—
Net cash provided by (used in) investing activities	28.3	(967.3)	—
Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	—	967.0	—
Payments of dividends on preferred stock	(32.4)	(64.6)	(64.6)
Contribution from unconsolidated subsidiaries	—	—	44.4
Proceeds received from exercise of stock options, net of shares repurchased to satisfy employee tax obligations for vested stock-based awards	4.1	64.9	20.2
Net cash (used in) provided by financing activities	(28.3)	967.3	—
Net change in cash and cash equivalents	—	—	—
Cash, cash equivalents and restricted cash, beginning of year	—	—	—
Cash, cash equivalents and restricted cash, end of year	$—	$—	$—

25.    Valuation and qualifying accounts
The following table presents changes to our valuation and qualifying accounts:

(in millions)	Allowance for expected credit losses	Valuation allowances on deferred tax assets
Balance on December 31, 2019	$18.6	$193.9
Cumulative effect of adopting new accounting standard	2.2	—
Charged to costs and expenses	10.2	2.4
Deductions(1)	(4.1)	—
Currency translation	(0.7)	13.6
Balance on December 31, 2020	26.2	209.9
Charged to costs and expenses	3.6	(9.4)
Deductions(1)	(2.6)	—
Currency translation	(0.8)	(12.9)
Balance on December 31, 2021	26.4	187.6
Charged to costs and expenses	6.9	2.7
Deductions(1)	(3.7)	—
Currency translation	(1.4)	(10.6)
Balance on December 31, 2022	$28.2	$179.7

(1)For the allowance for expected credit losses, deductions represent bad debts charged off, net of recoveries, and other additions represent recoveries, net of bad debts charged off.