Form 10-Q
period 2023-03-31
Avantor, Inc.
filed 2023-04-28
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On April 20, 2023, 675,107,574 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended March 31, 2023

i

Glossary

Description
we, us, our	Avantor, Inc. and its subsidiaries
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Annual Report	our annual report on Form 10-K for the year ended December 31, 2022
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
cGMP	Current Good Manufacturing Practice
COVID-19	Coronavirus disease of 2019
double-digit	greater than 10%
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
GAAP	United States generally accepted accounting principles
high single-digit	7 - 9%
LIBOR	the basic rate of interest used in lending between banks on the London interbank market
long-term	period other than short-term
low single-digit	1 - 3%
M&A	Mergers and Acquisitions
MCPS	6.250% Series A Mandatory Convertible Preferred Stock
mid single-digit	4 - 6%
OCI	other comprehensive income
RSU	restricted stock unit
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
SOFR	secured overnight financing rate
Specialty procurement	product sales related to customer procurement services
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$294.6	$372.9
Accounts receivable, net of allowances of $31.2 and $28.2	1,277.2	1,218.4
Inventory	904.0	913.5
Other current assets	151.5	153.1
Total current assets	2,627.3	2,657.9
Property, plant and equipment, net of accumulated depreciation of $541.2 and $518.4	736.5	727.0
Other intangible assets, net (see note 6)	4,077.1	4,133.3
Goodwill	5,682.5	5,652.6
Other assets	272.5	293.5
Total assets	$13,395.9	$13,464.3
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$325.2	$364.2
Accounts payable	765.7	758.2
Employee-related liabilities	124.6	122.4
Accrued interest	39.4	49.9
Other current liabilities	414.6	364.1
Total current liabilities	1,669.5	1,658.8
Debt, net of current portion	5,736.0	5,923.3
Deferred income tax liabilities	695.7	731.4
Other liabilities	300.1	295.4
Total liabilities	8,401.3	8,608.9
Commitments and contingencies (see note 7)
Stockholders’ equity:
Common stock including paid-in capital, 675.1 and 674.3 shares issued and outstanding	3,792.4	3,785.3
Accumulated earnings	1,291.9	1,170.4
Accumulated other comprehensive loss	(89.7)	(100.3)
Total stockholders’ equity	4,994.6	4,855.4
Total liabilities and stockholders’ equity	$13,395.9	$13,464.3

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended March 31,
	2023	2022
Net sales	$1,780.3	$1,950.4
Cost of sales	1,155.5	1,260.5
Gross profit	624.8	689.9
Selling, general and administrative expenses	393.6	382.9
Operating income	231.2	307.0
Interest expense	(73.7)	(64.8)
Loss on extinguishment of debt	(2.3)	(1.8)
Other income, net	0.6	1.4
Income before income taxes	155.8	241.8
Income tax expense	(34.3)	(51.4)
Net income	121.5	190.4
Accumulation of yield on preferred stock	—	(16.1)
Net income available to common stockholders	$121.5	$174.3

Earnings per share:
Basic	$0.18	$0.29
Diluted	$0.18	$0.28
Weighted average shares outstanding:
Basic	674.7	610.1
Diluted	678.1	681.3

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended March 31,
	2023	2022
Net income	$121.5	$190.4
Other comprehensive income (loss):
Foreign currency translation — unrealized gain (loss)	16.9	(27.0)
Derivative instruments:
Unrealized loss	(0.1)	(0.3)
Reclassification of gain into earnings	(6.5)	(0.2)
Activity related to defined benefit plans	(4.9)	4.5
Other comprehensive income (loss) before income taxes	5.4	(23.0)
Income tax effect	5.2	(3.1)
Other comprehensive income (loss)	10.6	(26.1)
Comprehensive income	$132.1	$164.3

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	674.3	$3,785.3	$1,170.4	$(100.3)	$4,855.4
Comprehensive income	—	—	—	—	121.5	10.6	132.1
Stock-based compensation expense	—	—	—	12.6	—	—	12.6
Stock option exercises and other common stock transactions	—	—	0.8	(5.5)	—	—	(5.5)
Balance at March 31, 2023	—	$—	675.1	$3,792.4	$1,291.9	$(89.7)	$4,994.6

Balance at December 31, 2021	20.7	$1,003.7	609.7	$2,752.6	$483.9	$(43.2)	$4,197.0
Comprehensive income (loss)	—	—	—	—	190.4	(26.1)	164.3
Stock-based compensation expense	—	—	—	12.0	—	—	12.0
Accumulation of yield on preferred stock	—	—	—	(16.1)	—	—	(16.1)
Stock option exercises and other common stock transactions	—	—	0.6	0.8	—	—	0.8
Balance at March 31, 2022	20.7	$1,003.7	610.3	$2,749.3	$674.3	$(69.3)	$4,358.0

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$121.5	$190.4
Reconciling adjustments:
Depreciation and amortization	101.1	114.5
Stock-based compensation expense	12.7	10.7
Provision for accounts receivable and inventory	12.5	15.9
Deferred income tax benefit	(26.4)	(22.3)
Amortization of deferred financing costs	3.4	4.4
Loss on extinguishment of debt	2.3	1.8
Foreign currency remeasurement loss (gain)	1.8	(1.8)
Changes in assets and liabilities:
Accounts receivable	(52.2)	(137.3)
Inventory	7.1	(46.4)
Accounts payable	0.6	73.2
Accrued interest	(10.5)	(10.0)
Other assets and liabilities	44.1	(46.2)
Other, net	1.5	5.3
Net cash provided by operating activities	219.5	152.2
Cash flows from investing activities:
Capital expenditures	(28.0)	(24.5)
Cash paid for acquisitions, net of cash acquired	—	(15.3)
Other	0.7	0.3
Net cash used in investing activities	(27.3)	(39.5)
Cash flows from financing activities:
Debt repayments	(269.5)	(111.9)
Payments of dividends on preferred stock	—	(16.1)
Proceeds received from exercise of stock options	2.6	5.7
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(8.1)	(4.9)
Net cash used in financing activities	(275.0)	(127.2)
Effect of currency rate changes on cash	4.8	(4.2)
Net change in cash, cash equivalents and restricted cash	(78.0)	(18.7)
Cash, cash equivalents and restricted cash, beginning of period	396.9	327.1
Cash, cash equivalents and restricted cash, end of period	$318.9	$308.4
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
Potential asset impairment - Ritter

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

Ritter’s revenues declined in 2022 compared to prior expectations, primarily from reduced customer demand for medical fluid handling tips due to a decrease in COVID-19 testing. We are taking measures to replace these revenues; however, if these measures are not successful, we may be required to impair Ritter’s long-lived assets. The total carrying value of Ritter’s net assets, excluding goodwill, which is part of our Europe reporting unit, was $248.9 million as of March 31, 2023, including $162.4 million of finite-lived intangible assets and $130.5 million of property, plant & equipment.

2.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the three months ended March 31, 2023:

(in millions, except per share data)	Three months ended March 31, 2023
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$121.5	674.7	$0.18
Dilutive effect of stock-based awards	—	3.4
Diluted	$121.5	678.1	$0.18
The following table presents the reconciliation of basic and diluted earnings per share for the three months ended March 31, 2022:

(in millions, except per share data)	Three months ended March 31, 2022
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$174.3	610.1	$0.29
Dilutive effect of stock-based awards	—	8.3
Dilutive impact of MCPS	16.1	62.9
Diluted	$190.4	$681.3	$0.28
3.    Segment financial information
We report three geographic segments based on customer location: Americas, Europe and AMEA. Each segment manufactures and distributes solutions for the biopharmaceutical, healthcare, education & government and advanced technologies & applied materials industries. Corporate costs are managed on a standalone basis and not allocated to segments.

The following table presents information by reportable segment:

(in millions)	Three months ended March 31,
	2023	2022
Net sales:
Americas	$1,032.0	$1,143.4
Europe	630.2	680.4
AMEA	118.1	126.6
Total	$1,780.3	$1,950.4
Adjusted EBITDA:
Americas	$240.4	$294.2
Europe	121.7	143.4
AMEA	33.5	29.3
Corporate	(49.4)	(43.8)
Total	$346.2	$423.1
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.
The following table presents the reconciliation of Adjusted EBITDA from net income, the nearest measurement under GAAP:

(in millions)	Three months ended March 31,
	2023	2022
Net income	$121.5	$190.4
Interest expense	73.7	64.8
Income tax expense	34.3	51.4
Depreciation and amortization	101.1	114.5
Loss on extinguishment of debt	2.3	1.8
Net foreign currency (gain) loss from financing activities	(0.2)	0.1
Other stock-based compensation expense (benefit)	0.1	(1.3)
Integration-related expenses[1]	8.7	3.9
Purchase accounting adjustments[2]	—	(4.4)
Restructuring and severance charges[3]	4.7	1.9
Adjusted EBITDA	$346.2	$423.1
━━━━━━━━━
1.Represents non-recurring direct costs incurred with third parties and the accrual of a long-term retention incentive to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
2.Represents the non-cash reduction of contingent consideration related to the Ritter acquisition.
3.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
The following table presents net sales by product line:

(in millions)	Three months ended March 31,
	2023	2022
Proprietary materials & consumables	$669.1	$748.0
Third party materials & consumables	648.0	724.7
Services & specialty procurement	231.8	235.0
Equipment & instrumentation	231.4	242.7
Total	$1,780.3	$1,950.4
4.    Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash flow information:

(in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$294.6	$372.9
Restricted cash classified as other assets	24.3	24.0
Total	$318.9	$396.9
At March 31, 2023 and December 31, 2022, amounts included in restricted cash primarily represent funds held in escrow to satisfy a long-term retention incentive related to the acquisition of Ritter GmbH.

(in millions)	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Cash paid for income taxes, net	$13.6	$47.6
Cash paid for interest, net, excluding financing leases	79.5	68.2
Cash paid for interest on finance leases	1.2	1.3
Cash paid under operating leases	10.4	11.5
Cash flows from financing activities:
Cash paid under finance leases	1.2	1.2

5.    Inventory
The following table presents the components of inventory:

(in millions)	March 31, 2023	December 31, 2022
Merchandise inventory	$546.8	$556.1
Finished goods	93.5	117.1
Raw materials	192.6	181.2
Work in process	71.1	59.1
Total	$904.0	$913.5

6.    Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	March 31, 2023			December 31, 2022
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$4,834.4	$1,403.3	$3,431.1	$4,806.4	$1,333.5	$3,472.9
Trade names	356.3	211.3	145.0	354.4	205.1	149.3
Other	632.9	224.2	408.7	630.9	212.1	418.8
Total finite-lived	$5,823.6	$1,838.8	3,984.8	$5,791.7	$1,750.7	4,041.0
Indefinite-lived			92.3			92.3
Total			$4,077.1			$4,133.3

7.    Commitments and contingencies
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
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. At March 31, 2023, our accrued obligation under this order is $2.6 million, which is calculated based on expected cash payments discounted at rates ranging from 3.4% to 4.7% between 2023 and 2045. The undiscounted amount of that obligation is $3.9 million. We are indemnified against any losses incurred in this matter as stipulated through the agreement referenced in our Annual Report.

In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At March 31, 2023, our balance sheet includes a liability of $1.0 million for remediation and monitoring costs. That liability is estimated primarily on discounted expected remediation payments and is not materially different from its undiscounted amount.
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
Litigation
At March 31, 2023, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

8.    Debt
The following table presents information about our debt:

(dollars in millions)	March 31, 2023			December 31, 2022
	Interest terms	Rate	Amount
Receivables facility	SOFR[1] plus 0.80%	5.70%	$287.3	$327.2
Senior secured credit facilities:
Euro term loans B-4	EURIBOR plus 2.50%	4.93%	646.2	636.7
Euro term loans B-5	EURIBOR plus 2.00%	4.43%	347.1	342.0
U.S. dollar term loans B-5	LIBOR plus 2.25%	6.88%	1,263.1	1,488.3
2.625% secured notes	fixed rate	2.625%	706.6	694.5
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% unsecured notes	fixed rate	3.875%	434.8	427.3
4.625% unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			69.0	68.9
Other			13.6	14.2
Total debt, gross			6,117.7	6,349.1
Less: unamortized deferred financing costs			(56.5)	(61.6)
Total debt			$6,061.2	$6,287.5
Classification on balance sheets:
Current portion of debt			$325.2	$364.2
Debt, net of current portion			5,736.0	5,923.3
━━━━━━━━━
1.SOFR includes credit spread adjustment.
Credit facilities
The following table presents availability under our credit facilities:

(in millions)	March 31, 2023
	Receivables facility	Revolving credit facility	Total
Capacity	$352.8	$515.0	$867.8
Undrawn letters of credit outstanding	(13.7)	—	(13.7)
Outstanding borrowings	(287.3)	—	(287.3)
Unused availability	$51.8	$515.0	$566.8

Capacity under the receivables facility is calculated as the lower of eligible borrowing base and facility limit of $400.0 million. Eligible borrowing base is determined as total available accounts receivable less ineligible accounts receivable and other adjustments. At March 31, 2023, total available accounts receivable under the receivables facility were $615.6 million.

Senior secured credit facilities
During the quarter ended March 31, 2023, we made prepayments of $220.0 million on our U.S. dollar term loan B-5 that matures on November 8, 2027. In connection with this prepayment, we expensed $2.3 million of previously unamortized deferred financing costs related to this term loan as a loss on extinguishment of debt.
Debt covenants
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at March 31, 2023.
9.    Accumulated other comprehensive income or loss
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at December 31, 2022	$(131.3)	$19.9	$11.1	$(100.3)
Unrealized gain (loss)	16.9	(0.1)	(4.9)	11.9
Reclassification of gain into earnings	—	(6.5)	—	(6.5)
Change due to income taxes	2.7	1.6	0.9	5.2
Balance at March 31, 2023	$(111.7)	$14.9	$7.1	$(89.7)

Balance at December 31, 2021	$(19.2)	$0.4	$(24.4)	$(43.2)
Unrealized (loss) gain	(27.0)	(0.3)	4.6	(22.7)
Reclassification of gain into earnings	—	(0.2)	(0.1)	(0.3)
Change due to income taxes	(2.6)	0.1	(0.6)	(3.1)
Balance at March 31, 2022	$(48.8)	$—	$(20.5)	$(69.3)
The reclassifications and income tax effects shown above were immaterial to the financial statements and were made to either cost of sales or SG&A expenses depending upon the nature of the underlying transaction. The income tax effects in the three months ended March 31, 2023 on foreign currency translation were due to our net investment hedge and cross-currency swap discussed in note 13.

10.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Three months ended March 31,
		2023	2022
Stock options	Equity	$3.6	$4.0
RSUs	Equity	8.7	7.6
Other	Both	0.4	(0.9)
Total		$12.7	$10.7
Award classification:
Equity		$12.6	$12.0
Liability		0.1	(1.3)
At March 31, 2023, unvested awards under our plans have remaining stock-based compensation expense of $112.6 million to be recognized over a weighted average period of 2.1 years.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2022	16.1	$20.90
Granted	1.5	24.62
Exercised	(0.1)	13.19
Forfeited	(0.1)	22.39
Balance at March 31, 2023	17.4	21.26	$40.5	6.2 years
Expected to vest	4.5	24.15	6.6	8.4 years
Vested	12.9	20.25	33.9	5.4 years
During the three months ended March 31, 2023, we granted stock options that have a contractual life of ten years and will vest annually over four years, subject to the recipient continuously providing service to us through such date.

RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2022	4.2	$24.29
Granted	1.6	26.88
Vested	(0.9)	21.22
Forfeited	—	27.81
Balance at March 31, 2023	4.9	25.76
During the three months ended March 31, 2023, we granted RSUs that will vest annually over three to four years, subject to the recipient continuously providing service to us through each such date. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. The expense recorded on such awards for the three months ended March 31, 2023 and March 31, 2022 was $2.3 million and $2.3 million, respectively.
11.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended March 31,
	2023	2022
Net foreign currency gain (loss) from financing activities	$0.2	$(0.1)
Income related to defined benefit plans	0.4	1.4
Other	—	0.1
Other income, net	$0.6	$1.4
12.    Income taxes
The following table presents the relationship between income tax expense and income before income taxes:

(in millions)	Three months ended March 31,
	2023	2022
Income before income taxes	$155.8	$241.8
Income tax expense	(34.3)	(51.4)
Effective income tax rate	22.0%	21.3%
Income tax expense in the quarter is based upon the estimated income for the full year. The composition of the income in different countries and adjustments, if any, in the applicable quarterly periods influences our expense.

The relationship between pre-tax income and income tax expense is affected by the impact of losses for which we cannot claim a tax benefit, non-deductible expenses, and other items that increase tax expense without a relationship to income, such as withholding taxes and changes with respect to uncertain tax positions. The change in the effective tax rate for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022, is primarily due to a newly applicable partial limitation on the tax deduction of executive compensation expense.
13.    Derivative and hedging activities
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
Cash flow hedges of interest rate risk

In April of 2023, the Company executed a $100.0 million interest rate swap to convert SOFR based floating rate interest to fixed rate interest. The transaction is intended to mitigate our exposure to fluctuations in interest rates and will terminate on October 27, 2025.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $14.1 million will be reclassified as a reduction to interest expense.
As of March 31, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

(dollars in millions)
Interest rate derivative	Number of instruments	Notional
Interest rate swaps	1	$750.0
Effect of cash flow hedge accounting on AOCI

The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2023 and March 31, 2022.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) reclassified from AOCI into income	Amount of gain or (loss) reclassified from AOCI into income
	Three months ended March 31,			Three months ended March 31,
	2023	2022		2023	2022
Interest rate products	(3.5)	—	Interest income	3.1	—
Total	$(3.5)	$—		$3.1	$—

Effect of cash flow hedge accounting on the income statement
The table below presents the effect of our derivative financial instruments on the statement of operations for the three months ended March 31, 2023 and March 31, 2022.

	Three months ended March 31,
	2023	2022
(in millions)	Interest income (expense)	Interest income (expense)
Total amounts of line items presented in the statements of operations where the effects of cash flow hedges are recorded	$(73.7)	$—
Amount of gain reclassified from AOCI into income	$3.1	$—
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

As of March 31, 2023, we had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

(value in millions)
Foreign currency derivative	Number of instruments	Notional sold	Notional purchased
Cross-currency swaps	1	€732.1	$750.0
Effect of net investment hedges on AOCI and the income statement
The table below presents the effect of our net investment hedges on AOCI and the statement of operations for the three months ended March 31, 2023 and March 31, 2022.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)
	Three months ended March 31,			Three months ended March 31,
	2023	2022		2023	2022
Cross currency swaps	$(7.2)	$—	Interest income	$3.2	$—
Total	$(7.2)	$—		$3.2	$—
The Company did not reclassify any other deferred gains or losses related to cash flow hedges from accumulated other comprehensive income (loss) to earnings for the three months ended March 31, 2023 and March 31, 2022.
The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2023 and December 31, 2022:

	Derivative assets				Derivative liabilities
	March 31, 2023		December 31, 2022		March 31, 2023		December 31, 2022
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate products	Other current assets	$19.7	Other current assets	$26.2	Other current liabilities	$—	Other current liabilities	$—
Foreign exchange products	Other current assets	—	Other current assets	—	Other current liabilities	(31.8)	Other current liabilities	(21.4)
Total		$19.7		$26.2		$(31.8)		$(21.4)
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
Net investment hedge effectiveness is assessed based upon the change in the spot rate of the foreign currency denominated debt. The critical terms of the foreign currency notes match the portion of the net investments designated as being hedged. At March 31, 2023, the net investment hedge was equal to the designated portion of the European operations and was considered to be perfectly effective.
The accumulated (gain) related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of AOCI was $(16.8) million and $(24.3) million as of March 31, 2023 and December 31, 2022, respectively.
The amount of loss (gain) related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income is presented below:

(in millions)	Three months ended March 31,
	2023	2022
Net investment hedges	$7.5	$(11.0)

14.    Financial instruments and fair value measurements
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt.
Assets and liabilities for which fair value is only disclosed
The carrying amount of cash and cash equivalents was the same as its fair value and is a Level 1 measurement. The carrying amounts for trade accounts receivable and accounts payable approximated fair value due to their short-term nature and are Level 2 measurements.

The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	March 31, 2023		December 31, 2022
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$287.3	$287.3	$327.2	$327.2
Senior secured credit facilities:
Euro term loans B-4	646.2	639.3	636.7	627.5
Euro term loans B-5	347.1	345.2	342.0	340.7
U.S. dollar term loans B-5	1,263.1	1,263.1	1,488.3	1,485.5
2.625% secured notes	706.6	681.5	694.5	658.5
3.875% unsecured notes	800.0	718.4	800.0	672.0
3.875% unsecured notes	434.8	407.3	427.3	396.5
4.625 % unsecured notes	1,550.0	1,475.8	1,550.0	1,407.6
Finance lease liabilities	69.0	69.0	68.9	68.9
Other	13.6	13.6	14.2	14.2
Total	$6,117.7	$5,900.5	$6,349.1	$5,998.6
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
Basis of presentation
This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes. Pursuant to SEC rules for reports covering interim periods, we have prepared this discussion and analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2022, the date of our Annual Report. Therefore, we encourage you to read this discussion and analysis in conjunction with the Annual Report.
Overview
During the three months ended March 31, 2023, we recorded net sales of $1,780.3 million, net income of $121.5 million and Adjusted EBITDA of $346.2 million. Net sales decreased by 8.7%, which included a 6.6% decline in organic sales compared to the same period in 2022. See “Reconciliations of non-GAAP measures” for a reconciliation of net income to Adjusted EBITDA and “Results of operations” for a reconciliation of net sales growth to organic net sales growth.
Factors and current trends affecting our business and results of operations
The following updates the factors and current trends disclosed in the Annual Report. These updates could affect our performance and financial condition in future periods.

Our results continue to be impacted by the ongoing global coronavirus outbreak
Customer demand and required inventory levels continue to normalize in the transition from the COVID-19 pandemic, which has impacted our results for the three months ended March 31, 2023. For a discussion of the impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we experienced through December 31, 2022, see “Part II—Item 7—Management's discussion and analysis of financial condition and results of operations” in the Annual Report. For additional discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions on our results, see “The COVID-19 pandemic has adversely impacted, and continues to pose risks to, our business, operating results, cash flows and/or financial condition, the nature and extent of which could be material.” included in “Part I—Item 1A—Risk factors” in the Annual Report.
We have been impacted by supply chain constraints and inflationary pressures
We have experienced inventory fluctuations and build up at customers as a result of global supply chain disruptions and have experienced inflationary pressures across all of our cost categories. While we have implemented pricing and productivity measures to combat these pressures, they may continue to adversely impact our results.
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
•Organic net sales growth, which is a non-GAAP measure discussed in the section entitled “Results of operations.” Organic net sales growth (decline) eliminates from our reported net sales the impact of changes in foreign currency exchange rates. We believe that this measurement is useful to investors as a way to measure and evaluate our underlying commercial operating performance consistently across our segments and the periods presented. This measurement is used by our management for the same reason. Reconciliations to the change in reported net sales, the most directly comparable GAAP financial measure, are included in the section entitled “Results of operations”;

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
•Cash flows from operating activities, which we discuss in the section entitled “Liquidity and capital resources—Historical cash flows”;
•Free cash flow, which is a non-GAAP measure, is equal to our cash flows from operating activities, plus acquisition-related costs paid in the period, less capital expenditures. We believe that this measurement is useful to investors as it provides a view on the Company’s ability to generate cash for use in financing or investing activities. This measurement is used by management for the same reason. A reconciliation of cash flows from operating activities, the most directly comparable GAAP financial measure, to free cash flow, is included in the section entitled “Liquidity and capital resources—Historical cash flows.”
Results of operations
We present results of operations in the same way that we manage our business, evaluate our performance and allocate our resources. We also provide discussion of net sales and Adjusted EBITDA by geographic segment based on customer location: Americas, Europe and AMEA. Corporate costs are managed on a standalone basis and not allocated to segments.
Executive summary

(dollars in millions)	Three months ended March 31,		Change
	2023	2022
Net sales	$1,780.3	$1,950.4	$(170.1)
Gross margin	35.1%	35.4%	(30) bps
Operating income	$231.2	$307.0	$(75.8)
Net income	121.5	190.4	(68.9)
Adjusted EBITDA	346.2	423.1	(76.9)
Adjusted EBITDA margin	19.4%	21.7%	(230) bps

First quarter net sales decline was driven by a decline in all three regions primarily due to COVID-19 related headwinds as well as unfavorable foreign currency impact and inventory destocking. Unfavorable product mix along with manufacturing adjustments contributed to contraction in gross margin, while softness in sales volumes drove Adjusted EBITDA margin contraction.

Net Sales
Three months ended

(in millions)	Three months ended March 31,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	Organic net sales growth
	2023	2022
Americas	$1,032.0	$1,143.4	$(111.4)	$(3.5)	$(107.9)
Europe	630.2	680.4	(50.2)	(32.8)	(17.4)
AMEA	118.1	126.6	(8.5)	(5.6)	(2.9)
Total	$1,780.3	$1,950.4	$(170.1)	$(41.9)	$(128.2)
Net sales decreased $170.1 million or 8.7%, which included $41.9 million or 2.1% of unfavorable foreign currency impact. Organic net sales decreased by $128.2 million or 6.6% (declining 1.8% when excluding the impact of sales of COVID-19-related products in both periods, referred to herein as COVID-19 related headwinds or tailwinds).
In the Americas, net sales decreased $111.4 million or 9.7%, which included $3.5 million or 0.3% of unfavorable foreign currency impact. Organic net sales decreased by $107.9 million or 9.4% (3.7% excluding COVID-19 headwinds). Additional information on organic net sales growth by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (55%) — Sales declined double-digits, primarily due to the roll-off of COVID-19 revenues for vaccines, testing and PPE as well as destocking of lab consumables and single-use solutions.
•Healthcare (10%) — Sales declined double-digits as growth in our medical grade silicone business was offset by declines in COVID-19 related offerings for diagnostic testing and inventory destocking of lab products.
•Education and government (15%) —Sales declined low single-digits primarily due to lower sales of COVID-19 related offerings for diagnostic testing to university research customers and government accounts, as well as inventory destocking of lab products.
•Advanced technologies & applied materials (20%) — Sales decreased double-digits driven by softness in the demand for our semiconductor and electronic device offerings, as well as declines in COVID-19 related offerings for diagnostic testing and PPE.
In Europe, net sales decreased $50.2 million or 7.4%, which included $32.8 million or 4.8% of unfavorable foreign currency impact. Organic net sales decreased $17.4 million or 2.6% (increased 1.0% excluding COVID-19 headwinds). Additional information on organic net sales growth by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (50%) — Sales declined mid single-digits, primarily due to the roll-off of COVID-19 revenues for vaccines, testing and PPE as well as destocking of lab consumables and single-use solutions.

•Healthcare (10%) — Sales declined double-digits primarily due to the roll-off of COVID-19 revenues for testing and PPE as well as destocking of lab consumables.
•Education & government (10%) — Sales increased low single-digits driven by increased activity in academia and government labs, partially offset by the roll-off of COVID-19 revenues for testing and PPE as well as destocking of lab consumables.
•Advanced technologies & applied materials (30%) — Sales increased mid single-digits driven by resilient end market demand, partially offset by the roll-off of COVID-19 revenues for testing and PPE.
In AMEA, net sales decreased $8.5 million or 6.7%, which included $5.6 million or 4.4% of unfavorable foreign currency impact. Organic net sales decreased $2.9 million or 2.3% (increased 1.0% excluding COVID-19 headwinds). Additional information on organic net sales growth by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (50%) — Sales increased mid single-digits due to growth in sales of proprietary materials in biopharma production, partially offset by the roll-off of COVID-19 revenues associated with vaccine production.
•Advanced technologies & applied materials (40%) — Sales declined double-digits primarily driven by softness in our proprietary offerings into the semiconductor industry.
Gross margin

	Three months ended March 31,		Change
	2023	2022
Gross margin	35.1%	35.4%	(30) bps
Three months ended
Gross margin for the three months ended March 31, 2023 contracted by 30 basis points, resulting primarily from unfavorable product mix in our proprietary materials business and the impact of manufacturing variances, partially offset by lower freight and commercial excellence.
Operating income

(in millions)	Three months ended March 31,		Change
	2023	2022
Gross profit	$624.8	$689.9	$(65.1)
Operating expenses	393.6	382.9	10.7
Operating income	$231.2	$307.0	$(75.8)
Three months ended
Operating income decreased primarily from lower gross profit, as previously discussed, as well as higher operating expenses driven by the accrual of a long-term retention incentive, inflation, and investments made to grow the business. These factors were partially offset by lower amortization expense.

Net income

(in millions)	Three months ended March 31,		Change
	2023	2022
Operating income	$231.2	$307.0	$(75.8)
Interest expense	(73.7)	(64.8)	(8.9)
Loss on extinguishment of debt	(2.3)	(1.8)	(0.5)
Other income, net	0.6	1.4	(0.8)
Income tax expense	(34.3)	(51.4)	17.1
Net income	$121.5	$190.4	$(68.9)
Three months ended
Net income decreased primarily due to lower operating income, as previously discussed, as well as higher interest expense from rising interest rates on our variable-rate term loans. We also recorded a larger loss on the extinguishment of our debt resulting from higher optional prepayments of our term loans. These factors were partially offset by lower income tax expense due to lower income before income taxes.
Adjusted EBITDA and Adjusted EBITDA margin
For a reconciliation of Adjusted EBITDA to Net income, the most directly comparable measure under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended March 31,		Change
	2023	2022
Adjusted EBITDA:
Americas	$240.4	$294.2	$(53.8)
Europe	121.7	143.4	(21.7)
AMEA	33.5	29.3	4.2
Corporate	(49.4)	(43.8)	(5.6)
Total	$346.2	$423.1	$(76.9)

Adjusted EBITDA margin	19.4%	21.7%	(230) bps
Three months ended
Adjusted EBITDA decreased $76.9 million or 18.2%, which included an unfavorable foreign currency translation impact of $10.0 million. The remaining decline was $66.9 million or 15.8%.
In the Americas, Adjusted EBITDA declined $53.8 million or 18.3%, or 18.0% when adjusted for unfavorable foreign currency translation impact. The decrease was driven by lower sales volume and unfavorable product mix primarily attributed to COVID-19 related headwinds, partially offset by commercial excellence.

In Europe, Adjusted EBITDA declined $21.7 million or 15.1%, or 9.8% when adjusted for unfavorable foreign currency translation impact. The decrease was driven by sales volume contraction, unfavorable product mix and additional investments in our workforce made over the course of 2022 and into 2023, partially offset by commercial excellence.
In AMEA, Adjusted EBITDA grew $4.2 million or 14.3%, or 19.5% when adjusted for unfavorable foreign currency translation impact. The increases driven by higher gross profit were partially offset by additional investments made in the region.
In Corporate, Adjusted EBITDA declined $5.6 million or 12.8% reflecting investments in our workforce made over the course of 2022 and into 2023 and increased stock-based compensation expense.
Reconciliations of non-GAAP financial measures
The following table presents the reconciliation of net income to Adjusted EBITDA:

(in millions)	Three months ended March 31,
	2023	2022
Net income	$121.5	$190.4
Interest expense	73.7	64.8
Income tax expense	34.3	51.4
Depreciation and amortization	101.1	114.5
Loss on extinguishment of debt	2.3	1.8
Net foreign currency (gain) loss from financing activities	(0.2)	0.1
Other stock-based compensation expense (benefit)	0.1	(1.3)
Integration-related expenses[1]	8.7	3.9
Purchase accounting adjustments[2]	—	(4.4)
Restructuring and severance charges[3]	4.7	1.9
Adjusted EBITDA	$346.2	$423.1
━━━━━━━━━
1.Represents non-recurring direct costs incurred with third parties and the accrual of a long-term retention incentive to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
2.Represents the non-cash reduction of contingent consideration related to the Ritter acquisition.
3.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows and credit facilities. Most of our long-term financing is from indebtedness. For the three months ended March 31, 2023, we generated $219.5 million of cash from operating activities, ended the quarter with $294.6 million of cash and cash equivalents and our availability under our credit facilities was $566.8 million. We have no debt repayments due in the next twelve months other than required term loan payments of $33.2 million and receivables facility borrowing of $287.3 million.

Liquidity
The following table presents our primary sources of liquidity:

(in millions)	March 31, 2023
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$352.8	$515.0	$867.8
Undrawn letters of credit outstanding	(13.7)	—	(13.7)
Outstanding borrowings	(287.3)	—	(287.3)
Unused availability	$51.8	$515.0	$566.8
Cash and cash equivalents			294.6
Total liquidity			$861.4
Some of our credit line availability depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs.
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at March 31, 2023.
At March 31, 2023, $273.7 million or 92.9% of our $294.6 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Three months ended March 31,		Change
	2023	2022
Operating activities:
Net income	$121.5	$190.4	(68.9)
Non-cash items[1]	107.4	123.2	(15.8)
Working capital changes[2]	(39.8)	(108.1)	68.3
All other	30.4	(53.3)	83.7
Total	$219.5	$152.2	$67.3
Investing activities	$(27.3)	$(39.5)	$12.2
Cash paid for acquisitions, net of cash acquired	—	(15.3)	15.3
Capital expenditures	(28.0)	(24.5)	(3.5)
Financing activities	(275.0)	(127.2)	(147.8)
━━━━━━━━━
1.Consists of typical non-cash charges including depreciation and amortization, stock based compensation expense, deferred income tax expense and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $67.3 million more cash in 2023 primarily due to improved working capital and lower payments for incentive compensation payments for fiscal year 2022 company performance. These items were partially offset by lower operating income.
Investing activities used $12.2 million less cash in 2023 due to the additional cash paid for the acquisition of Masterflex in the previous year. This item was offset by increased capital spending across the Company compared to the prior year.
Financing activities used $147.8 million more cash in 2023 primarily due to higher optional debt repayments on our term loans in comparison to 2022, offset by the absence of the payments for the dividends on the MCPS, which concluded in May of 2022.
Free cash flow

(in millions)	Three months ended March 31,		Change
	2023	2022
Net cash provided by operating activities	$219.5	$152.2	$67.3
Capital expenditures	(28.0)	(24.5)	(3.5)
Free cash flow	$191.5	$127.7	$63.8
Free cash flow was $63.8 million higher in 2023 due to the changes in cash flows from operating activities noted above. These items were offset by increased capital spending across the Company in 2023, principally reflecting growth-related expansions in our global supply chain.

Indebtedness
For information about our indebtedness, refer to the section entitled “Liquidity” and note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”
New accounting standards
There were no new accounting standards that we expect to have a material impact on our financial position or results of operations upon adoption.
Item 3.    Quantitative and qualitative disclosures about market risk
There have been no significant changes to the disclosures about market risk included in our Annual Report.
Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal proceedings
For additional information regarding legal proceedings and matters, see note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial Statements,” which information is incorporated into this item by reference.
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
10.1
Amendment No. 10 to the Credit Agreement, dated as of November 21, 2017 (as amended by Amendment No. 1 to Credit Agreement, dated as of November 27, 2018, as amended by Amendment No. 2 to Credit Agreement, dated as of June 18, 2019, as amended by Amendment No. 3 to Credit Agreement, dated as of January 24, 2020, as amended by Amendment No. 4 to Credit Agreement, dated as of July 14, 2020, as amended by Amendment No. 5 to Credit Agreement, dated as of November 6, 2020, as amended by Amendment No. 6 to Credit Agreement, dated as of June 10, 2021, as amended by Amendment No. 7 to Credit Agreement, dated as of July 7, 2021, as amended by Amendment No. 8 to the Credit Agreement, dated as of November 1, 2021, as amended by Amendment No. 9 to Credit Agreement, dated as of April 7, 2022) by and among Avantor Funding, Inc., a Delaware corporation, Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders and the Revolving Credit Lenders.
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

Avantor, Inc.

Date: April 28, 2023	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)