Form 10-Q
period 2023-06-30
Avantor, Inc.
filed 2023-07-28
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On July 21, 2023, 675,918,430 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended June 30, 2023

i

Glossary

Description
we, us, our	Avantor, Inc. and its subsidiaries
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Annual Report	our annual report on Form 10-K for the year ended December 31, 2022
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
COVID-19	Coronavirus disease of 2019
double-digit	greater than 10%
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
GAAP	United States generally accepted accounting principles
high single-digit	7 - 9%
LIBOR	the basic rate of interest used in lending between banks on the London interbank market
long-term	period other than short-term
low single-digit	1 - 3%
M&A	Mergers and Acquisitions
MCPS	6.250% Series A Mandatory Convertible Preferred Stock
mid single-digit	4 - 6%
OCI	other comprehensive income or loss
RSU	restricted stock unit
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
SOFR	secured overnight financing rate
Specialty procurement	product sales related to customer procurement services
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

Cautionary factors regarding forward-looking statements
This report contains forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “outlook,” “plan,” “potential,” “project,” “projection,” “prospects,” “seek,” “can,” “could,” “may,” “should,” “would,” “will,” the negatives thereof and other words and terms of similar meaning.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$236.4	$372.9
Accounts receivable, net of allowances of $34.6 and $28.2	1,216.0	1,218.4
Inventory	890.4	913.5
Other current assets	156.3	153.1
Total current assets	2,499.1	2,657.9
Property, plant and equipment, net of accumulated depreciation of $565.3 and $518.4	698.2	727.0
Other intangible assets, net (see note 6)	3,895.4	4,133.3
Goodwill	5,693.9	5,652.6
Other assets	276.7	293.5
Total assets	$13,063.3	$13,464.3
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$314.0	$364.2
Accounts payable	686.6	758.2
Employee-related liabilities	124.3	122.4
Accrued interest	49.3	49.9
Other current liabilities	375.9	364.1
Total current liabilities	1,550.1	1,658.8
Debt, net of current portion	5,570.3	5,923.3
Deferred income tax liabilities	662.8	731.4
Other liabilities	268.8	295.4
Total liabilities	8,052.0	8,608.9
Commitments and contingencies (see note 7)
Stockholders’ equity:
Common stock including paid-in capital, 675.7 and 674.3 shares issued and outstanding	3,798.6	3,785.3
Accumulated earnings	1,284.6	1,170.4
Accumulated other comprehensive loss	(71.9)	(100.3)
Total stockholders’ equity	5,011.3	4,855.4
Total liabilities and stockholders’ equity	$13,063.3	$13,464.3

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales	$1,743.9	$1,910.5	$3,524.2	$3,860.9
Cost of sales	1,153.9	1,262.8	2,309.4	2,523.3
Gross profit	590.0	647.7	1,214.8	1,337.6
Selling, general and administrative expenses	357.5	352.1	751.1	735.0
Impairment charges	160.8	—	160.8	—
Operating income	71.7	295.6	302.9	602.6
Interest expense	(73.4)	(63.9)	(147.1)	(128.7)
Loss on extinguishment of debt	(1.6)	(6.1)	(3.9)	(7.9)
Other income, net	2.0	0.7	2.6	2.1
(Loss) income before income taxes	(1.3)	226.3	154.5	468.1
Income tax expense	(6.0)	(38.9)	(40.3)	(90.3)
Net (loss) income	(7.3)	187.4	114.2	377.8
Accumulation of yield on preferred stock	—	(8.1)	—	(24.2)
Net (loss) income available to common stockholders	$(7.3)	$179.3	$114.2	$353.6

(Loss) earnings per share:
Basic	$(0.01)	$0.28	$0.17	$0.56
Diluted	$(0.01)	$0.28	$0.17	$0.55
Weighted average shares outstanding:
Basic	675.3	644.2	675.0	627.2
Diluted	675.3	680.2	677.9	680.8

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(7.3)	$187.4	$114.2	$377.8
Other comprehensive income (loss):
Foreign currency translation — unrealized gain (loss)	8.7	(71.0)	25.6	(98.0)
Derivative instruments:
Unrealized gain (loss)	16.8	7.3	16.7	7.0
Reclassification of gain into earnings	(7.6)	(1.1)	(14.1)	(1.3)
Activity related to defined benefit plans	(0.8)	—	(5.7)	4.5
Other comprehensive income (loss) before income taxes	17.1	(64.8)	22.5	(87.8)
Income tax effect	0.7	(14.2)	5.9	(17.3)
Other comprehensive income (loss)	17.8	(79.0)	28.4	(105.1)
Comprehensive income	$10.5	$108.4	$142.6	$272.7

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	—	$—	675.1	$3,792.4	$1,291.9	$(89.7)	$4,994.6
Comprehensive (loss) income	—	—	—	—	(7.3)	17.8	10.5
Stock-based compensation expense	—	—	—	9.3	—	—	9.3
Stock option exercises and other common stock transactions	—	—	0.6	(3.1)	—	—	(3.1)
Balance at June 30, 2023	—	$—	675.7	$3,798.6	$1,284.6	$(71.9)	$5,011.3

Balance at March 31, 2022	20.7	$1,003.7	610.3	$2,749.3	$674.3	$(69.3)	$4,358.0
Comprehensive income (loss)	—	—	—	—	187.4	(79.0)	108.4
Stock-based compensation expense	—	—	—	13.4	—	—	13.4
Accumulation of yield on preferred stock	—	—	—	(8.1)	—	—	(8.1)
Stock option exercises and other common stock transactions	—	—	0.7	(2.2)	—	—	(2.2)
Conversion of MCPS into Common stock	(20.7)	(1,003.7)	62.9	1,003.7	—	—	—
Balance at June 30, 2022	—	$—	673.9	$3,756.1	$861.7	$(148.3)	$4,469.5

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity (continued)

(in millions)	Stockholders’ equity
	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated earnings (deficit)	AOCI	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	674.3	$3,785.3	$1,170.4	$(100.3)	$4,855.4
Comprehensive income	—	—	—	—	114.2	28.4	142.6
Stock-based compensation expense	—	—	—	21.9	—	—	21.9
Stock option exercises and other common stock transactions	—	—	1.4	(8.6)	—	—	(8.6)
Balance at June 30, 2023	—	$—	675.7	$3,798.6	$1,284.6	$(71.9)	$5,011.3

Balance at December 31, 2021	20.7	$1,003.7	609.7	$2,752.6	$483.9	$(43.2)	$4,197.0
Comprehensive income (loss)	—	—	—	—	377.8	(105.1)	272.7
Stock-based compensation expense	—	—	—	25.4	—	—	25.4
Accumulation of yield on preferred stock	—	—	—	(24.2)	—	—	(24.2)
Stock option exercises and other common stock transactions	—	—	1.3	(1.4)	—	—	(1.4)
Conversion of MCPS into Common stock	(20.7)	(1,003.7)	62.9	1,003.7	—	—	—
Balance at June 30, 2022	—	$—	673.9	$3,756.1	$861.7	$(148.3)	$4,469.5

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$114.2	$377.8
Reconciling adjustments:
Depreciation and amortization	203.7	204.2
Impairment charges	160.8	—
Stock-based compensation expense	21.9	23.7
Provision for accounts receivable and inventory	43.1	28.2
Deferred income tax benefit	(64.7)	(39.5)
Amortization of deferred financing costs	6.7	8.5
Loss on extinguishment of debt	3.9	7.9
Foreign currency remeasurement gain	(0.1)	(0.6)
Changes in assets and liabilities:
Accounts receivable	7.9	(98.2)
Inventory	(1.7)	(93.1)
Accounts payable	(74.4)	72.4
Accrued interest	(0.6)	(0.9)
Other assets and liabilities	(34.3)	(115.4)
Other, net	1.3	4.7
Net cash provided by operating activities	387.7	379.7
Cash flows from investing activities:
Capital expenditures	(58.1)	(60.8)
Cash paid for acquisitions, net of cash acquired	—	(20.2)
Other	1.4	0.4
Net cash used in investing activities	(56.7)	(80.6)
Cash flows from financing activities:
Debt borrowings	—	210.0
Debt repayments	(460.3)	(523.9)
Payments of debt refinancing fees and premiums	(2.3)	—
Payments of dividends on preferred stock	—	(32.4)
Proceeds received from exercise of stock options	4.7	11.6
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(13.3)	(13.0)
Net cash used in financing activities	(471.2)	(347.7)
Effect of currency rate changes on cash	4.1	(17.5)
Net change in cash, cash equivalents and restricted cash	(136.1)	(66.1)
Cash, cash equivalents and restricted cash, beginning of period	396.9	327.1
Cash, cash equivalents and restricted cash, end of period	$260.8	$261.0
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
Asset impairment - Ritter
The Company’s long-lived assets include property, plant and equipment, finite-lived intangible assets and certain other assets. For impairment testing purposes, long-lived assets may be grouped with working capital and other types of assets or liabilities if they generate cash flows on a combined basis. We evaluate long-lived assets or asset groups for impairment whenever events or changes in circumstances indicate a potential inability to recover their carrying amounts. The test to determine if long-lived assets or asset groups are impaired first compares their carrying values to their estimated undiscounted future cash flows. If the carrying values exceed the estimated undiscounted cash flows, an impairment charge is calculated as the amount that the carrying values exceed their fair values.
Persistently high customer inventory in the end markets served by Ritter and an overall slowdown in research activity has caused Ritter’s revenue to decline compared to prior expectations. Due to these sustained declines, we performed an impairment test of the Ritter asset group, which resulted in a fair value that was lower than its carrying value. As a result, we recorded impairment charges of $106.4 million on Ritter’s finite-lived intangible assets and $54.4 million on Ritter’s property, plant & equipment in the second quarter of 2023 in the unaudited condensed consolidated statements of operations. These charges impact our Europe reportable segment.
Our impairment test was performed as of June 30, 2023 and utilized our latest estimates of Ritter’s projected cash flows, including revenues, gross margin, SG&A expenses, capital expenditures to maintain the acquired assets, and investments in debt free net working capital, as well as current market assumptions for the discount rate.
2.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2023:

(in millions, except per share data)	Three months ended June 30, 2023			Six months ended June 30, 2023
	Loss (numerator)	Weighted average shares outstanding (denominator)	Loss per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$(7.3)	675.3	$(0.01)	$114.2	675.0	$0.17
Dilutive effect of stock-based awards	—	—		—	2.9
Diluted	$(7.3)	675.3	$(0.01)	$114.2	677.9	$0.17
For the three months ended June 30, 2023, basic and diluted loss per share calculations were the same because there was a net loss available to common stockholders. As a result, 1.6 million of stock options and 0.8 million of restricted stock units were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.
The following table presents the reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2022:

(in millions, except per share data)	Three months ended June 30, 2022			Six months ended June 30, 2022
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$179.3	644.2	$0.28	$353.6	627.2	$0.56
Dilutive effect of stock-based awards	—	6.6		—	7.5
Dilutive impact of MCPS	8.1	29.4		$24.2	46.1
Diluted	$187.4	$680.2	$0.28	$377.8	680.8	$0.55

3.    Segment financial information
We report three geographic segments based on customer location: Americas, Europe and AMEA. Each segment manufactures and distributes solutions for the biopharmaceutical, healthcare, education & government and advanced technologies & applied materials industries. Corporate costs are managed on a standalone basis and not allocated to segments.
The following table presents information by reportable segment:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales:
Americas	$1,025.6	$1,156.6	$2,057.6	$2,300.0
Europe	606.9	623.8	1,237.1	1,304.2
AMEA	111.4	130.1	229.5	256.7
Total	$1,743.9	$1,910.5	$3,524.2	$3,860.9
Adjusted EBITDA:
Americas	$247.2	$289.8	$487.6	$584.0
Europe	111.2	119.3	232.9	262.7
AMEA	26.4	36.1	59.9	65.4
Corporate	(41.8)	(41.1)	(91.2)	(84.9)
Total	$343.0	$404.1	$689.2	$827.2
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.

The following table presents the reconciliation of Adjusted EBITDA from net (loss) income, the nearest measurement under GAAP:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(7.3)	$187.4	$114.2	$377.8
Interest expense	73.4	63.9	147.1	128.7
Income tax expense	6.0	38.9	40.3	90.3
Depreciation and amortization	102.6	89.7	203.7	204.2
Loss on extinguishment of debt	1.6	6.1	3.9	7.9
Net foreign currency (gain) loss from financing activities	(1.6)	0.9	(1.8)	1.0
Other stock-based compensation benefit	(0.1)	(0.4)	—	(1.7)
Integration-related expenses[1]	(0.6)	3.3	8.1	7.2
Purchase accounting adjustments[2]	—	13.8	—	9.4
Restructuring and severance charges[3]	7.2	0.5	11.9	2.4
Reserve for certain legal matters	1.0	—	1.0	—
Impairment charges[4]	160.8	—	160.8	—
Adjusted EBITDA	$343.0	$404.1	$689.2	$827.2
━━━━━━━━━
1.Represents non-recurring direct costs incurred with third parties and the accrual of a long-term retention incentive to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
2.Represents the non-cash reduction of contingent consideration related to the Ritter acquisition and the amortization of the purchase accounting adjustment to record inventory acquired from Masterflex at fair value.
3.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
4.As described in note 1.
The following table presents net sales by product line:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Proprietary materials & consumables	$622.3	$741.3	$1,291.4	$1,489.3
Third party materials & consumables	648.2	688.0	1,296.2	1,412.7
Services & specialty procurement	242.0	232.2	473.8	467.2
Equipment & instrumentation	231.4	249.0	462.8	491.7
Total	$1,743.9	$1,910.5	$3,524.2	$3,860.9

4.    Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash flow information:

(in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$236.4	$372.9
Restricted cash classified as other assets	24.4	24.0
Total	$260.8	$396.9
At June 30, 2023 and December 31, 2022, amounts included in restricted cash primarily represent funds held in escrow to satisfy a long-term retention incentive related to the acquisition of Ritter GmbH.

(in millions)	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Cash paid for income taxes, net	$126.7	$131.3
Cash paid for interest, net, excluding financing leases	138.2	116.6
Cash paid for interest on finance leases	2.5	2.5
Cash paid under operating leases	21.1	22.2
Cash flows from financing activities:
Cash paid under finance leases	2.5	2.3

5.    Inventory
The following table presents the components of inventory:

(in millions)	June 30, 2023	December 31, 2022
Merchandise inventory	$549.2	$556.1
Finished goods	95.4	117.1
Raw materials	178.5	181.2
Work in process	67.3	59.1
Total	$890.4	$913.5

6.    Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	June 30, 2023			December 31, 2022
	Gross value	Accumulated amortization and impairment[1]	Carrying value	Gross value	Accumulated amortization and impairment[1]	Carrying value
Customer relationships	$4,850.0	$1,535.6	$3,314.4	$4,806.4	$1,333.5	$3,472.9
Trade names	357.4	216.9	140.5	354.4	205.1	149.3
Other	634.0	285.8	348.2	630.9	212.1	418.8
Total finite-lived	$5,841.4	$2,038.3	3,803.1	$5,791.7	$1,750.7	4,041.0
Indefinite-lived			92.3			92.3
Total			$3,895.4			$4,133.3
━━━━━━━━━
1.As of June 30, 2023, accumulated impairment losses on Customer relationships were $65.9 million and on Other were $40.5 million totaling $106.4 million. As of December 31, 2022, there were no accumulated impairment losses.
7.    Commitments and contingencies
Our business involves commitments and contingencies related to compliance with environmental laws and regulations, the manufacture and sale of products and litigation. The ultimate resolution of contingencies is subject to significant uncertainty, and it is reasonably possible that contingencies could be decided unfavorably against us.
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
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. At June 30, 2023, our accrued obligation under this order is $2.5 million, which is calculated based on expected cash payments discounted at rates ranging from 3.8% to 5.4% between 2023 and 2045. The undiscounted amount of that obligation is $3.9 million. We are indemnified against any losses incurred in this matter as stipulated through the agreement referenced in our Annual Report.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At June 30, 2023, our balance sheet includes a liability of $1.1 million for remediation and monitoring costs. That liability is estimated primarily on discounted expected remediation payments and is not materially different from its undiscounted amount.
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
Litigation
At June 30, 2023, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

8.    Debt
The following table presents information about our debt:

(dollars in millions)	June 30, 2023			December 31, 2022
	Interest terms	Rate	Amount
Receivables facility	SOFR[1] plus 0.80%	6.04%	$275.9	$327.2
Senior secured credit facilities:
Euro term loans B-4	EURIBOR plus 2.50%	5.70%	647.2	636.7
Euro term loans B-5	EURIBOR plus 2.00%	5.20%	347.7	342.0
U.S. dollar term loans B-5	SOFR[1] plus 2.25%	7.50%	1,087.9	1,488.3
2.625% secured notes	fixed rate	2.625%	709.5	694.5
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% unsecured notes	fixed rate	3.875%	436.6	427.3
4.625% unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			68.4	68.9
Other			13.0	14.2
Total debt, gross			5,936.2	6,349.1
Less: unamortized deferred financing costs			(51.9)	(61.6)
Total debt			$5,884.3	$6,287.5
Classification on balance sheets:
Current portion of debt			$314.0	$364.2
Debt, net of current portion			5,570.3	5,923.3
━━━━━━━━━
1.SOFR includes credit spread adjustment.
Credit facilities
The following table presents availability under our credit facilities:

(in millions)	June 30, 2023
	Receivables facility	Revolving credit facility	Total
Capacity	$320.2	$975.0	$1,295.2
Undrawn letters of credit outstanding	(15.4)	—	(15.4)
Outstanding borrowings	(275.9)	—	(275.9)
Unused availability	$28.9	$975.0	$1,003.9

Capacity under the receivables facility is calculated as the lower of eligible borrowing base or facility limit of $400.0 million. Eligible borrowing base is determined as total available accounts receivable less ineligible accounts receivable and other adjustments. At June 30, 2023, total available accounts receivable under the receivables facility were $591.0 million.

In June 2023, we amended the revolving credit facility to increase its funding limit up to $975.0 million and extended the term to June 29, 2028. We capitalized $2.3 million of fees in connection with this transaction.
In June 2023, the Company entered into an Amendment to the Receivables Purchase Agreement to increase the Delinquency Ratio cap from 13.0% to 16.0%.
Senior secured credit facilities
During the quarter ended June 30, 2023, we made prepayments of $170.0 million on our U.S. dollar term loan B-5 that matures on November 8, 2027. In connection with this prepayment, we expensed $1.6 million of previously unamortized deferred financing costs as a loss on extinguishment of debt. We also amended our U.S. dollar term loan B-5 from LIBOR based floating rate interest to SOFR based floating rate interest. This amendment was done in accordance with Accounting Standards Codification (ASC) 848 and had no impact on the financial statements. The Company is applying optional expedients and exceptions to certain contract modifications and hedging relationships as permitted under ASU 2020-04 and 2022-06.
Debt covenants
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at June 30, 2023.

9.    Accumulated other comprehensive income or loss
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at March 31, 2023	$(111.7)	$14.9	$7.1	$(89.7)
Unrealized gain (loss)	8.7	16.8	(0.8)	24.7
Reclassification of gain into earnings	—	(7.6)	—	(7.6)
Change due to income taxes	2.6	(2.2)	0.3	0.7
Balance at June 30, 2023	$(100.4)	$21.9	$6.6	$(71.9)

Balance at March 31, 2022	$(48.8)	$—	$(20.5)	$(69.3)
Unrealized (loss) gain	(71.0)	7.3	—	(63.7)
Reclassification of gain into earnings	—	(1.1)	—	(1.1)
Change due to income taxes	(12.7)	(1.5)	—	(14.2)
Balance at June 30, 2022	$(132.5)	$4.7	$(20.5)	$(148.3)

Balance at December 31, 2022	$(131.3)	$19.9	$11.1	$(100.3)
Unrealized gain (loss)	25.6	16.7	(5.7)	36.6
Reclassification of gain into earnings	—	(14.1)	—	(14.1)
Change due to income taxes	5.3	(0.6)	1.2	5.9
Balance at June 30, 2023	$(100.4)	$21.9	$6.6	$(71.9)

Balance at December 31, 2021	$(19.2)	$0.4	$(24.4)	$(43.2)
Unrealized (loss) gain	(98.0)	7.0	4.6	(86.4)
Reclassification of gain into earnings	—	(1.3)	(0.1)	(1.4)
Change due to income taxes	(15.3)	(1.4)	(0.6)	(17.3)
Balance at June 30, 2022	$(132.5)	$4.7	$(20.5)	$(148.3)
The reclassifications and income tax effects shown above were immaterial to the financial statements and were made to either cost of sales or SG&A expenses depending upon the nature of the underlying transaction. The income tax effects in the three and six months ended June 30, 2023 on foreign currency translation were due to our net investment hedge and cross-currency swap discussed in note 13.

10.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Three months ended June 30,		Six months ended June 30,
		2023	2022	2023	2022
Stock options	Equity	$3.6	$4.0	$7.2	$8.0
RSUs	Equity	5.5	9.1	14.2	16.7
Other	Both	0.1	(0.1)	0.5	(1.0)
Total		$9.2	$13.0	$21.9	$23.7
Award classification:
Equity		$9.3	$13.4	$21.9	$25.4
Liability		(0.1)	(0.4)	—	(1.7)
At June 30, 2023, unvested awards under our plans have remaining stock-based compensation expense of $103.5 million to be recognized over a weighted average period of 1.9 years.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2022	16.1	$20.90
Granted	1.8	24.05
Exercised	(0.2)	14.67
Forfeited	(0.3)	22.67
Balance at June 30, 2023	17.4	21.28	$30.4	6.0 years
Expected to vest	4.1	25.27	1.4	8.6 years
Vested	13.3	20.06	29.0	5.2 years
During the six months ended June 30, 2023, we granted stock options that have a contractual life of ten years and will vest annually over four years, subject to the recipient continuously providing service to us through such date.

RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2022	4.2	$24.29
Granted	1.9	26.34
Vested	(1.6)	18.67
Forfeited	(0.1)	27.11
Balance at June 30, 2023	4.4	27.07
During the six months ended June 30, 2023, we granted RSUs that will vest annually over three to four years, subject to the recipient continuously providing service to us through each such date. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. We recorded expense on such awards of $(0.5) million and $2.7 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $1.8 million and $5.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively.
11.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net foreign currency gain (loss) from financing activities	$1.6	$(0.9)	$1.8	$(1.0)
Income related to defined benefit plans	0.3	1.6	0.7	3.0
Other	0.1	—	0.1	0.1
Other income, net	$2.0	$0.7	$2.6	$2.1
12.    Income taxes
The following table presents the relationship between income tax expense and (loss) income before income taxes:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
(Loss) income before income taxes	$(1.3)	$226.3	$154.5	$468.1
Income tax expense	(6.0)	(38.9)	(40.3)	(90.3)
Effective income tax rate	(461.5)%	17.2%	26.1%	19.3%
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

The change in the effective tax rate for the three and six months ended June 30, 2023 when compared to the three and six months ended June 30, 2022, is primarily due to an impairment loss that was recorded in the second quarter of 2023 against the Company’s investment in its Ritter business, and the establishment of new valuation allowances against deferred tax assets not expected to be realized as a result of the impairment.
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
Cash flow hedges of interest rate risk

In April of 2023, the Company executed a $100.0 million interest rate swap to convert SOFR based floating rate interest to fixed rate interest. The transaction is intended to mitigate our exposure to fluctuations in interest rates and will terminate on October 27, 2025. In addition, in April of 2023, we amended our $750.0 million interest rate swap from LIBOR based floating rate interest to SOFR based floating rate interest. This amendment was done in accordance with ASC 848 and had no impact on the financial statements. The Company is applying optional expedients and exceptions to certain contract modifications and hedging relationships as permitted under ASU 2020-04 and 2022-06.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $19.7 million will be reclassified as a reduction to interest expense.

As of June 30, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

(dollars in millions)
Interest rate derivative	Number of instruments	Notional
Interest rate swaps	2	$850.0
Effect of cash flow hedge accounting on AOCI
The table below presents the effect of cash flow hedge accounting on AOCI for the three and six months ended June 30, 2023 and June 30, 2022.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative				Location of gain or (loss) reclassified from AOCI into income	Amount of gain or (loss) reclassified from AOCI into income
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022		2023	2022	2023	2022
Interest rate products	13.6	2.6	10.1	2.6	Interest income (expense)	4.4	(2.5)	7.5	(2.5)
Total	$13.6	$2.6	$10.1	$2.6		$4.4	$(2.5)	$7.5	$(2.5)

Effect of cash flow hedge accounting on the income statement
The table below presents the effect of our derivative financial instruments on the statement of operations for the three and six months ended June 30, 2023 and June 30, 2022.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
(in millions)	Interest income (expense)	Interest income (expense)	Interest income (expense)	Interest income (expense)
Total amounts of line items presented in the statements of operations where the effects of cash flow hedges are recorded	$(73.4)	$(63.9)	$(147.1)	$(128.7)
Amount of gain (loss) reclassified from AOCI into income	$4.4	$(2.5)	$7.5	$(2.5)
Net investment hedges
We are exposed to fluctuations in foreign exchange rates on investments we hold in foreign entities, specifically our net investment in Avantor Holdings B.V., a EUR-functional-currency consolidated subsidiary, against the risk of changes in the EUR-USD exchange rate.

For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.
As of June 30, 2023, we had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

(value in millions)
Foreign currency derivative	Number of instruments	Notional sold	Notional purchased
Cross-currency swaps	1	€732.1	$750.0
Effect of net investment hedges on AOCI and the income statement
The table below presents the effect of our net investment hedges on AOCI and the statement of operations for the three and six months ended June 30, 2023 and June 30, 2022.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)
	June 30,			June 30,
	2023	2022		2023	2022
Three months ended:
Cross currency swaps	$(6.0)	$30.8	Interest income	$3.2	$3.1
Total	$(6.0)	$30.8		$3.2	$3.1
Six months ended:
Cross currency swaps	$(13.2)	$30.8	Interest income	$6.4	$3.1
Total	$(13.2)	$30.8		$6.4	$3.1
The Company did not reclassify any other deferred gains or losses related to cash flow hedges from accumulated other comprehensive income (loss) to earnings for the three and six months ended June 30, 2023 and June 30, 2022.
The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2023 and December 31, 2022:

	Derivative assets				Derivative liabilities
	June 30, 2023		December 31, 2022		June 30, 2023		December 31, 2022
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate products	Other current assets	$28.8	Other current assets	$26.2	Other current liabilities	$—	Other current liabilities	$—
Foreign exchange products	Other current assets	—	Other current assets	—	Other current liabilities	(41.0)	Other current liabilities	(21.4)
Total		$28.8		$26.2		$(41.0)		$(21.4)
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
Net investment hedge effectiveness is assessed based upon the change in the spot rate of the foreign currency denominated debt. The critical terms of the foreign currency notes match the portion of the net investments designated as being hedged. At June 30, 2023, the net investment hedge was equal to the designated portion of the European operations and was considered to be perfectly effective.
The accumulated (gain) related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of AOCI was $(15.0) million and $(24.3) million as of June 30, 2023 and December 31, 2022, respectively.
The amount of loss (gain) related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income or loss for the three and six months ended June 30, 2023 and June 30, 2022 are presented below:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net investment hedges	$1.8	$(25.2)	$9.3	$(36.2)

14.    Financial instruments and fair value measurements
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt.
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. As discussed in note 1, during the second quarter of 2023, property, plant and equipment, customer relationships and developed technology related to the Ritter asset group were deemed to be impaired and their carrying values were reduced to estimated fair values of $25.9 million, $31.4 million and $19.3 million, respectively. This was the result of an impairment charge of $160.8 million. The Company estimates the fair value of the Ritter asset group using Level 3 inputs, which included a discounted cash flow analysis.
Assets and liabilities for which fair value is only disclosed
The carrying amount of cash and cash equivalents was the same as its fair value and is a Level 1 measurement. The carrying amounts for trade accounts receivable and accounts payable approximated fair value due to their short-term nature and are Level 2 measurements.

The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	June 30, 2023		December 31, 2022
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$275.9	$275.9	$327.2	$327.2
Senior secured credit facilities:
Euro term loans B-4	647.2	646.8	636.7	627.5
Euro term loans B-5	347.7	346.4	342.0	340.7
U.S. dollar term loans B-5	1,087.9	1,088.6	1,488.3	1,485.5
2.625% secured notes	709.5	682.5	694.5	658.5
3.875% unsecured notes	800.0	704.5	800.0	672.0
3.875% unsecured notes	436.6	401.2	427.3	396.5
4.625 % unsecured notes	1,550.0	1,437.9	1,550.0	1,407.6
Finance lease liabilities	68.4	68.4	68.9	68.9
Other	13.0	13.0	14.2	14.2
Total	$5,936.2	$5,665.2	$6,349.1	$5,998.6
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
Overview
During the three months ended June 30, 2023, we recorded net sales of $1,743.9 million, net loss of $7.3 million and Adjusted EBITDA of $343.0 million. Net sales decreased by 8.7%, which included a 9.1% decline in organic sales compared to the same period in 2022. See “Reconciliations of non-GAAP measures” for a reconciliation of net (loss) income to Adjusted EBITDA and “Results of operations” for a reconciliation of net sales growth to organic net sales growth.
Factors and current trends affecting our business and results of operations
The following updates the factors and current trends disclosed in the Annual Report. These updates could affect our performance and financial condition in future periods.

Our results were impacted by the continuing effects of the coronavirus pandemic
Customer demand and required inventory levels continue to normalize in the transition from the COVID-19 pandemic, which has impacted our results for the three months ended June 30, 2023. For a discussion of the impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we experienced through December 31, 2022, see “Part II—Item 7—Management's discussion and analysis of financial condition and results of operations” in the Annual Report. For additional discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions on our results, see “The COVID-19 pandemic has adversely impacted, and continues to pose risks to, our business, operating results, cash flows and/or financial condition, the nature and extent of which could be material.” included in “Part I—Item 1A—Risk factors” in the Annual Report.
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
Executive summary

(dollars in millions)	Three months ended June 30,		Change
	2023	2022
Net sales	$1,743.9	$1,910.5	$(166.6)
Gross margin	33.8%	33.9%	(10) bps
Operating income	$71.7	$295.6	$(223.9)
Net (loss) income	(7.3)	187.4	(194.7)
Adjusted EBITDA	343.0	404.1	(61.1)
Adjusted EBITDA margin	19.7%	21.2%	(150) bps

The second quarter net sales decline was driven by decreases in all three regions primarily due to COVID-19 related headwinds, declines in customer demand, and the impact of customer destocking on inventory. Unfavorable product mix and inflationary factors contributed to contraction in gross margin, while softness in sales volumes drove Adjusted EBITDA margin contraction.

Net Sales
Three months ended

(in millions)	Three months ended June 30,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	Organic net sales growth
	2023	2022
Americas	$1,025.6	$1,156.6	$(131.0)	$(1.2)	$(129.8)
Europe	606.9	623.8	(16.9)	11.1	(28.0)
AMEA	111.4	130.1	(18.7)	(2.4)	(16.3)
Total	$1,743.9	$1,910.5	$(166.6)	$7.5	$(174.1)
Net sales decreased $166.6 million or 8.7%, which included $7.5 million or 0.4% of favorable foreign currency impact. Organic net sales decreased by $174.1 million or 9.1% (declining 6.5% when excluding the impact of sales of COVID-19-related products in both periods, referred to herein as COVID-19 related headwinds or tailwinds).
In the Americas, net sales decreased $131.0 million or 11.3%, which included $1.2 million or 0.1% of unfavorable foreign currency impact. Organic net sales decreased by $129.8 million or 11.2% (8.8% excluding COVID-19 headwinds). Additional information on organic net sales by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (55%) — Sales declined double-digits, primarily due to the roll-off of COVID-19 revenues for vaccines and testing, in addition to reduced customer demand, as well as destocking of lab products and single-use solutions.
•Healthcare (10%) — Sales increased high single-digits primarily due to growth in our formulated silicones offering for medical implants.
•Education and government (15%) — Sales increased high single-digits primarily due to expanding research activity and improved sales of equipment and instrumentation to academic labs, along with increased sales to governmental research institutions.
•Advanced technologies & applied materials (20%) — Sales decreased double-digits driven by softness in the demand for our semiconductor and electronic device offerings.
In Europe, net sales decreased $16.9 million or 2.7%, which included $11.1 million or 1.8% of favorable foreign currency impact. Organic net sales decreased $28.0 million or 4.5% (1.8% excluding COVID-19 headwinds). Additional information on organic net sales by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (50%) — Sales declined high single-digits, primarily due to the roll-off of COVID-19 revenues for vaccines, testing and PPE as well as reduced customer demand, destocking of lab consumables and single-use solutions.
•Healthcare (10%) — Sales declined high single-digits primarily due to the roll-off of COVID-19 revenues for testing and PPE as well as destocking of lab consumables.

•Education & government (10%) — Sales declined high single-digits driven by decreased activity in academia and government labs and the roll-off of COVID-19 revenues for testing and PPE as well as destocking of lab consumables.
•Advanced technologies & applied materials (30%) — Sales increased low single-digits driven by resilient end market demand, partially offset by the roll-off of COVID-19 revenues for testing and PPE.
In AMEA, net sales decreased $18.7 million or 14.4%, which included $2.4 million or 1.8% of unfavorable foreign currency impact. Organic net sales decreased $16.3 million or 12.6% (8.7% excluding COVID-19 headwinds). Additional information on organic net sales by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (45%) — Sales increased mid single-digits due to growth in sales of proprietary materials in biopharma production, partially offset by the roll-off of COVID-19 revenues associated with vaccine production.
•Advanced technologies & applied materials (45%) — Sales declined double-digits primarily driven by softness in our proprietary offerings into the semiconductor industry.
Six months ended

(in millions)	Six months ended June 30,		Reconciliation of net sales growth to organic net sales growth
			Net sales growth	Foreign currency impact	Organic net sales growth
	2023	2022
Americas	$2,057.6	$2,300.0	$(242.4)	$(4.7)	$(237.7)
Europe	1,237.1	1,304.2	(67.1)	(21.7)	(45.4)
AMEA	229.5	256.7	(27.2)	(8.0)	(19.2)
Total	$3,524.2	$3,860.9	$(336.7)	$(34.4)	$(302.3)
Net sales decreased $336.7 million or 8.7%, which included $34.4 million or 0.9% of unfavorable foreign currency impact. Organic decline in net sales was $302.3 million or 7.8% (4.1% excluding COVID-19 headwinds).
In the Americas, net sales decreased $242.4 million or 10.5%, which included $4.7 million or 0.2% of unfavorable foreign currency impact. Organic decline in net sales was $237.7 million or 10.3% (6.2% excluding COVID-19 headwinds) for reasons similar to the three month period.
In Europe, net sales decreased $67.1 million or 5.1%, which included $21.7 million or 1.7% of unfavorable foreign currency impact. Organic decline in net sales was $45.4 million or 3.4% (0.3% excluding COVID-19 headwinds) for reasons similar to the three month period.
In AMEA, net sales decreased $27.2 million or 10.6%, which included $8.0 million or 3.1% of unfavorable foreign currency impact. Organic decline in net sales was $19.2 million or 7.5% (3.9% excluding COVID-19 headwinds) for reasons similar to the three month period.

Gross margin

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2023	2022		2023	2022
Gross margin	33.8%	33.9%	(10) bps	34.5%	34.6%	(10) bps
Three and six months ended
Gross margin for the three and six months ended June 30, 2023 contracted by 10 basis points, resulting primarily from unfavorable product mix and the impact of manufacturing variances, partially offset by lower distribution costs.
Operating income

(in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2023	2022		2023	2022
Gross profit	$590.0	$647.7	$(57.7)	$1,214.8	$1,337.6	$(122.8)
Operating expenses (excluding impairment charges)	357.5	352.1	5.4	751.1	735.0	16.1
Impairment charges	160.8	—	160.8	160.8	—	160.8
Operating income	$71.7	$295.6	$(223.9)	$302.9	$602.6	$(299.7)
Three and six months ended
Operating income decreased primarily from lower gross profit, as previously discussed, as well as higher operating expenses driven by asset impairment charges recorded in the second quarter, the accrual of a long-term retention incentive, inflation and investments made to grow the business, partially offset by lower accruals related to incentive compensation.
Net (loss) income

(in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2023	2022		2023	2022
Operating income	$71.7	$295.6	$(223.9)	$302.9	$602.6	$(299.7)
Interest expense	(73.4)	(63.9)	(9.5)	(147.1)	(128.7)	(18.4)
Loss on extinguishment of debt	(1.6)	(6.1)	4.5	(3.9)	(7.9)	4.0
Other income, net	2.0	0.7	1.3	2.6	2.1	0.5
Income tax expense	(6.0)	(38.9)	32.9	(40.3)	(90.3)	50.0
Net (loss) income	$(7.3)	$187.4	$(194.7)	$114.2	$377.8	$(263.6)
Three and six months ended
Net income decreased primarily due to lower operating income, as previously discussed, as well as higher interest expense from rising interest rates on our variable-rate term loans, partially offset by a smaller loss on the extinguishment of our debt resulting from lower optional prepayments of our term loans and by lower income tax expense due to lower income before income taxes.
Adjusted EBITDA and Adjusted EBITDA margin
For a reconciliation of Adjusted EBITDA to Net (loss) income, the most directly comparable measure under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2023	2022		2023	2022
Adjusted EBITDA:
Americas	$247.2	$289.8	$(42.6)	$487.6	$584.0	$(96.4)
Europe	111.2	119.3	(8.1)	232.9	262.7	(29.8)
AMEA	26.4	36.1	(9.7)	59.9	65.4	(5.5)
Corporate	(41.8)	(41.1)	(0.7)	(91.2)	(84.9)	(6.3)
Total	$343.0	$404.1	$(61.1)	$689.2	$827.2	$(138.0)

Adjusted EBITDA margin	19.7%	21.2%	(150) bps	19.6%	21.4%	(180) bps
Three months ended
Adjusted EBITDA decreased $61.1 million or 15.1%, which included a favorable foreign currency translation impact of $1.2 million. The remaining decline was $62.3 million or 15.4%.
In the Americas, Adjusted EBITDA declined $42.6 million or 14.7%, or 14.6% when adjusted for unfavorable foreign currency translation impact. The decrease was driven by lower sales volumes and unfavorable product mix, partially offset by reduced operating expenses and lower distribution costs.
In Europe, Adjusted EBITDA declined $8.1 million or 6.8%, or 8.6% when adjusted for favorable foreign currency translation impact. The decrease was driven by sales volume contraction, partially offset by reduced operating expenses and lower distribution costs.
In AMEA, Adjusted EBITDA declined $9.7 million or 26.9%, or 25.5% when adjusted for unfavorable foreign currency translation impact. The decrease was driven by lower sales volume and unfavorable product mix partially offset by lower distribution costs.
In Corporate, Adjusted EBITDA declined $0.7 million or 1.7% reflecting investments in our workforce made over the course of 2022 and into 2023.
Six months ended
Adjusted EBITDA decreased $138.0 million or 16.7%, which included an unfavorable foreign currency translation impact of $8.8 million or 1.1%. The remaining decline was $129.2 million or 15.6%.
In the Americas, Adjusted EBITDA declined $96.4 million or 16.5%, or 16.3% when adjusted for unfavorable foreign currency translation impact. Lower gross profit from sales volume decline and unfavorable product mix was partially offset by commercial excellence and decreased distribution costs.

In Europe, Adjusted EBITDA declined $29.8 million or 11.3%, or 9.2% when adjusted for unfavorable foreign currency translation impact due to lower gross profit from sales volume declines, partially offset by commercial excellence.
In AMEA, Adjusted EBITDA declined $5.5 million or 8.4%, or 5.3% when adjusted for unfavorable foreign currency translation impact due to lower gross profit from sales volume declines in addition to increased investments in our workforce made over the course of 2022 and into 2023, partially offset by decreased distribution costs.
In Corporate, Adjusted EBITDA declined $6.3 million or 7.4% reflecting investments in our workforce made over the course of 2022 and into 2023.
Reconciliations of non-GAAP financial measures
The following table presents the reconciliation of net (loss) income to Adjusted EBITDA:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(7.3)	$187.4	$114.2	$377.8
Interest expense	73.4	63.9	147.1	128.7
Income tax expense	6.0	38.9	40.3	90.3
Depreciation and amortization	102.6	89.7	203.7	204.2
Loss on extinguishment of debt	1.6	6.1	3.9	7.9
Net foreign currency (gain) loss from financing activities	(1.6)	0.9	(1.8)	1.0
Other stock-based compensation benefit	(0.1)	(0.4)	—	(1.7)
Integration-related expenses[1]	(0.6)	3.3	8.1	7.2
Purchase accounting adjustments[2]	—	13.8	—	9.4
Restructuring and severance charges[3]	7.2	0.5	11.9	2.4
Reserve for certain legal matters	1.0	—	1.0	—
Impairment charges[4]	160.8	—	160.8	—
Adjusted EBITDA	$343.0	$404.1	$689.2	$827.2
━━━━━━━━━
1.Represents non-recurring direct costs incurred with third parties and the accrual of a long-term retention incentive to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
2.Represents the non-cash reduction of contingent consideration related to the Ritter acquisition and the amortization of the purchase accounting adjustment to record inventory acquired from Masterflex at fair value.
3.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
4.As described in note 1 to our unaudited condensed consolidated financial statements.

Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows and credit facilities. Most of our long-term financing is from indebtedness. For the three and six months ended June 30, 2023, we generated $168.2 million and $387.7 million of cash from operating activities, ended the quarter with $236.4 million of cash and cash equivalents and our availability under our credit facilities was $1,003.9 million. We have no debt repayments due in the next twelve months other than required term loan payments of $33.2 million and receivables facility borrowing of $275.9 million.
Liquidity
The following table presents our primary sources of liquidity:

(in millions)	June 30, 2023
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$320.2	$975.0	$1,295.2
Undrawn letters of credit outstanding	(15.4)	—	(15.4)
Outstanding borrowings	(275.9)	—	(275.9)
Unused availability	$28.9	$975.0	$1,003.9
Cash and cash equivalents			236.4
Total liquidity			$1,240.3
Some of our credit line availability depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs.
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at June 30, 2023.
At June 30, 2023, $221.9 million or 93.9% of our $236.4 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Six months ended June 30,		Change
	2023	2022
Operating activities:
Net income	$114.2	$377.8	(263.6)
Non-cash items[1]	375.3	232.4	142.9
Working capital changes[2]	(46.8)	(125.4)	78.6
All other	(55.0)	(105.1)	50.1
Total	$387.7	$379.7	$8.0
Investing activities	$(56.7)	$(80.6)	$23.9
Cash paid for acquisitions, net of cash acquired	—	(20.2)	20.2
Capital expenditures	(58.1)	(60.8)	2.7
Financing activities	(471.2)	(347.7)	(123.5)
━━━━━━━━━
1.Consists of typical non-cash charges including depreciation and amortization, impairments, stock based compensation expense, deferred income tax expense and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $8.0 million more cash in 2023 primarily due to improved working capital and lower payments for incentive compensation payments for fiscal year 2022 company performance. These items were partially offset by lower operating income.
Investing activities used $23.9 million less cash in 2023 due to the additional cash paid for the acquisition of Masterflex in the previous year and a slight reduction in capital spending across the Company compared to the prior year.
Financing activities used $123.5 million more cash in 2023 primarily due to the net repayments made on the receivables facility in 2023 compared to having net borrowings in 2022. This was partially offset by lower repayments on our term loans in 2023 compared to the prior year.
Free cash flow

(in millions)	Six months ended June 30,		Change
	2023	2022
Net cash provided by operating activities	$387.7	$379.7	$8.0
Capital expenditures	(58.1)	(60.8)	2.7
Free cash flow	$329.6	$318.9	$10.7
Free cash flow was $10.7 million higher in 2023 due to the changes in cash flows from operating activities noted above and a slight reduction in capital spending across the Company in 2023.

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
Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information

On May 8, 2023, Christophe Couturier, our Executive Vice President, AMEA, terminated his Rule 10b5-1 trading arrangement, originally adopted on December 6, 2022 (which was designed to comply with the then-applicable requirements of Rule 10b5-1(c) at the time of adoption) and provided for the sale until December 29, 2023 of up to 302,205 shares of common stock in connection with the exercise or vesting of equity awards granted by the Company.

Item 6.    Exhibits

Location of exhibits
Exhibit no.	Exhibit description	Form	Exhibit no.	Filling date
10.1
Amendment No. 3 dated as of June 14, 2023 to the Receivables Purchase Agreement, dated as of March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, Avantor Funding, Inc. as performance guarantor, and PNC Bank, National Association, as administrator, LC Bank, Related Committed Purchaser and Purchaser Agent
*
10.2	Amendment No. 11 to Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub, LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer	8-K	10.1	7/5/2023
10.3	Offer Letter, dated July 12, 2023 between the Company and R. Brent Jones	8-K	10.1	7/13/2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
101	XBRL exhibits	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
━━━━━━━━━
*        Filled herewith
**        Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avantor, Inc.

Date: July 28, 2023	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)