Form 10-K
period 2023-12-31
Avantor, Inc.
filed 2024-02-14
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-K
━━━━━━━━━
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of common stock held by our non-affiliates at June 30, 2023 was $13,877,913,401.
On February 9, 2024, 678,281,383 shares of common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for our 2024 annual meeting of stockholders will be filed with the SEC on or before 120 days after our 2023 fiscal year-end and are incorporated by reference into Part III of this report.

Avantor, Inc. and subsidiaries
Form 10-K for the fiscal year ended December 31, 2023

i

Glossary

Description
we, us, our	Avantor, Inc. and its subsidiaries
2019 Plan	the Avantor, Inc. 2019 Equity Incentive Plan, a stock-based compensation plan
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
BIS	the Bureau of Industry and Security
CERCLA	the Comprehensive Environmental Response Compensation and Liability Act
cGMP	Current Good Manufacturing Practice
COVID-19	Coronavirus disease of 2019
double-digit	greater than 10%
DDTC	Directorate of Defense Trade controls
DEA	Drug Enforcement Administration
DHHS	Department of Health and Human Service
EMA	European Medicines Agency
EPA	the U.S. Environmental Protection Agency
ERP	enterprise resource planning system
EU	European Union
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
FCPA	the United States Foreign Corrupt Practices Act
FDA	United States Food and Drug Administration
GAAP	United States generally accepted accounting principles
GDPR	the General Data Protection Regulation
Goldman Sachs	an investment banking firm and its affiliates
high single-digit	7 - 9%
ICH Q7	the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use - Good Manufacturing Practice Guidance for Active Pharmaceutical Ingredients

Description
IPO	initial public offering
ISO	International Organization for Standardization or international equivalents
ITAR	the International Traffic In Arms Regulations
LIBOR	the basic rate of interest used in lending between banks on the London interbank market
Long-Term	period other than Short Term
low single-digit	1 - 3%
M&A	Mergers and Acquisitions
Masterflex	Masterflex LLC, a company we acquired in November 2021
MCPS	6.250% Series A Mandatory Convertible Preferred Stock
mid single-digit	4 - 6%
NAV	Net Asset Value
NuSil	NuSil Acquisition Corp, NuSil Investments LLC and subsidiaries, a business organization with which we merged in 2016
NYSE	the New York Stock Exchange
OCI	other comprehensive income
OEM	original engineering manufacturers
OFAC	the U.S. Department of The Treasury’s Office of Foreign Assets Control
OSHA	the U.S. Occupational Safety & Health Administration
Ritter	Ritter GmbH and affiliates, a company we acquired in June 2021
RSU	restricted stock units represent awards that will vest annually and awards that contain performance and market conditions
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
Short Term	period less than a year from the reporting date
SKU	stock keeping unit
SOFR	secured overnight financing rate
specialty procurement	product sales related to customer procurement services
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

Cautionary factors regarding forward-looking statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “assumption,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “likely,” “long-term,” “near-term,” “objective,” “opportunity,” “outlook,” “plan,” “potential,” “project,” “projection,” “prospects,” “seek,” “target,” “trend,” “can,” “could,” “may,” “should,” “would,” “will,” the negatives thereof and other words and terms of similar meaning.
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
You should understand that the following important factors, in addition to those discussed under Item 1A, “Risk factors” and Item 7, “Management’s discussion and analysis of financial condition and results of operations” could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•disruptions to our operations;
•competition from other industry providers;
•our ability to implement our strategies for improving growth and optimizing costs;
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
•our ability to maintain our customer base and our expected volume of customer orders;
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
•our ability to implement and improve processing systems and prevent a compromise of our information systems or personal data;
•our ability to protect our intellectual property and avoid third-party infringement claims;
•exposure to product liability and other claims in the ordinary course of business;
•our ability to develop new products responsive to the markets we serve;
•supply chain constraints and the availability of raw materials;
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
•our ability to generate sufficient cash flows or access sufficient additional capital to meet our debt obligations or to fund our other liquidity needs; and
•our ability to maintain an effective system of internal control over financial reporting.
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
We are a leading global provider of mission-critical products and services to customers in the biopharma, healthcare, education & government, and advanced technologies & applied materials industries. Our business model is grounded in supporting our customers from discovery to delivery and Avantor is embedded in virtually every stage of the most important research, scale-up and manufacturing activities in the industries we serve.
Our comprehensive offering provides scientists all they need to conduct their research: materials & consumables, equipment & instrumentation and services & specialty procurement. Our customer-centric innovation model enables us to provide solutions for some of the most demanding applications, and we leverage our comprehensive offering and access to early-stage research to identify and develop content and solutions that ultimately become specified into our customers’ approved production platforms. Our broad portfolio of products and services, fully integrated business model and global supply chain enable us to support our customers’ journey every step of the way.
We have a number of distinctive capabilities that set us apart from other companies in our space. For example, our global footprint offers extraordinary customer access, enabling us to serve more than 300,000 customer locations in more than 180 countries around the world.
Our legacy began in 1904 with the founding of the J.T. Baker Chemical Company. In 2010, we were acquired by New Mountain Capital from Covidien plc. Since then, we have expanded through a series of large acquisitions which have extended our global reach. In 2016, we merged with NuSil, a leading supplier of high-purity silicone products for the medical device and aerospace industries that was founded in 1985. In 2017, we acquired VWR, a global manufacturer and distributor of laboratory and production products and services founded in 1852.
Avantor, Inc. was incorporated in Delaware in May 2017 in anticipation of the VWR acquisition. We completed our initial public offering through Avantor, Inc. and listed its shares on the New York Stock Exchange in May 2019.
In June 2021, we acquired Ritter, a manufacturer of high-quality robotic and liquid handling consumables used in a variety of molecular screening and diagnostic applications. In November 2021, we acquired the Masterflex bioprocessing business of Antylia Scientific. Masterflex is a leading global manufacturer of peristaltic pumps and aseptic single-use fluid transfer technologies.

Business segments
We have reported financial results in three geographic segments based on customer location: the Americas, Europe and AMEA. The following chart presents the approximate mix of net sales for each of those segments during 2023:
Within each of our geographic segments, we sell materials & consumables, equipment & instrumentation and services & specialty procurement to customers in the biopharma, healthcare, education & government and advanced technologies & applied materials industries. We work with customers across these sophisticated, science-driven industries that require innovation and adherence to the most demanding technical and regulatory requirements. The following charts present the approximate mix of net sales for each of these groups during 2023:
On December 7, 2023, we disclosed that the company will transition from three geographic segments to two complementary business segments focused on customer needs: Laboratory Solutions and Bioscience Production, effective January 1, 2024.

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
In aggregate, we provide millions of SKUs, including high value specialty products developed to exacting purity and performance specifications. Our proprietary brands have been specified and trusted for decades. Our e-commerce platform, Avantor ScienceCentral, makes it easy for customers to do business with us and enables digital marketing efforts that position us to capture new demand. All of our capabilities are underpinned by our Avantor Business System which drives execution and continuous improvement. We manufacture products that meet or exceed the demanding requirements of our customers across a number of highly-regulated industries. Our high-purity and ultra-high purity products, such as our J.T.Baker brand chemicals, are trusted by life sciences and electronic materials customers around the world and can be manufactured at purity levels as stringent as one part-per-trillion. Similarly, our NuSil brand of high-purity, customized silicones has been trusted for more than 30 years by leading medical device manufacturers and aerospace companies.
Our services organization of over 2,500 colleagues work side-by-side with our customers to support their workflows. Our traditional service offerings focus on the needs of laboratory scientists and include procurement, logistics, chemical and equipment tracking and glassware autoclaving. In addition, we offer more complex and value-added scientific research support services such as DNA extraction, bioreactor servicing, clinical and biorepository services and compound management.
Customers
We benefit from longstanding customer relationships, and approximately 40% of our 2023 net sales came from customers that have had relationships with us for 15 years or more. We also have a diverse customer base with no single end customer comprising more than 5% of net sales.
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
Our e-commerce platform, Avantor ScienceCentral, plays a vital role in how we conduct business with our customers. In 2023, approximately 75% of our transactions came from our digital channels. Our websites utilize search analytics and feature personalized search tools, customer specific web solutions and enhanced data that optimize our customers’ online purchasing experience with rich content and AI-based recommendations and better integrate our customers’ processes with our own. Our websites are designed to integrate acquisitions, drive geographical expansion and serve segmented market needs with ease. In addition, we have introduced digital services and solutions that streamline lab procurement and operations and have become embedded into many customers’ laboratories, such as Avantor’s Inventory Manager.
Infrastructure
We have more than 200 facilities strategically located throughout the globe that include manufacturing, distribution, service, research & technology and sales centers.
We operate over 45 global manufacturing facilities, including 19 facilities that are cGMP compliant and have been registered with the FDA or comparable foreign regulatory authorities. Our facilities are strategically located in North America, Europe and the AMEA region to facilitate supply chain efficiency and proximity to customers. Our manufacturing capabilities include: (i) an ability to quickly change specifications depending on customer needs; (ii) our flexible unit operations, which allow for production scalability, from laboratory pre-clinical development to large-volume commercialization; (iii) proprietary purification technologies designed to ensure lot-to-lot consistency through ultra-low impurity levels; (iv) rigorous analytical quality control testing; and (v) robust regulatory and quality control procedures. Our global network of distribution centers gives our customers security of supply and real-time flexibility. We also have 13 innovation centers that enable extensive collaboration and customization, critical elements for serving highly regulated, specification-driven applications.
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
Our sustainability is reflected in our people, the products we create, the transformative services we provide, and the integrity with which we serve our shareholders, business partners, suppliers, customers, and communities. Our efforts to build a more sustainable future include programs to monitor, measure, and set strategies to reduce greenhouse gas emissions and address our waste and water footprint. As part of our commitment to accelerate sustainable practices across the supply chain, in June 2023, we launched Avantor’s Responsible Supplier Program, which was piloted with a small cohort of supplier partners in 2022. The program focuses on six priorities: climate change, deforestation, human rights, responsible packaging, waste, and water. These priorities were selected based on their relevance to Avantor and to suppliers' businesses, enabling collaboration with supplier partners to identify sustainability challenges and solutions. In late 2023, we announced new 2030 science-based climate targets with a goal to achieve by 2030 a 50% absolute reduction in scope 1 and 2 emissions and a 25% absolute reduction in scope 3 emissions from a 2020 baseline.
We have consistently improved our sustainability scores, and in 2023 we received a Bronze Medal from EcoVadis rating agency. In addition, Avantor was recognized as an Equality 100 Award: Leader in LGBTQ+ Workplace Inclusion honoree by the Human Rights Campaign Foundation’s 2023-2024 Corporate Equality Index.
Employees and human capital resources
Our success depends on our ability to attract, retain and motivate highly qualified and diverse talent. As of December 31, 2023, we had approximately 14,500 employees located in over 30 different countries in a variety of roles. Approximately 5,900 of our associates were employed in the U.S. We believe that our relations with our employees are good. As of December 31, 2023, approximately 5% of our employees in North America were represented by unions, and a majority of our employees in Europe were represented by workers’ councils or unions. We compete in the highly competitive life sciences industry. Attracting, developing and retaining talented people in technical, marketing, sales, research and other positions is crucial to executing our strategy and our ability to compete effectively. Our ability to recruit and retain such talent depends on a number of factors, including a positive and inclusive work environment and culture, compensation and benefits, talent development and career growth and opportunities, and protecting the health, safety and well-being of our associates. To that end, we invest in our associates in order to be an employer of choice. Our associates reflect the communities in which we live and work, the customers we serve, and possess a broad range of thought and experiences that have helped Avantor achieve our goal of setting science in motion to create a better world.
People & culture
Enhancing our Associate Experience is a strategic priority for Avantor. Our values give our associates a foundation for how we want to work together. Innovation, Customer-centricity, Accountability, Respect, and Excellence are the building blocks of our company culture and send a strong message to our associates, customers, suppliers, stockholders and communities: ICARE. In addition, our executive leaders serve as sponsors of our Associate-Centric Teams (ACTs) in support of our diversity and inclusion initiatives. ACTs are employee resource groups that foster an inclusive work environment, build connections, create community, and promote career opportunities. Based on common interests, backgrounds or characteristics, ACTs are open to all associates and serve as a support system to promote awareness, respect, and inclusion in the workplace. Additionally, Avantor’s Talent Philosophy is a part of commitment to our associates and guides our managers in their role in supporting our people and our culture.
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
Growth and development
We invest significant resources to develop talent with the right capabilities to deliver the growth and innovation needed to support our strategy. We offer associates and their managers numerous tools to help in their personal and professional development, including our Avantor Career Hub which enables associates to highlight their skills, capture development plans, make connections and find new opportunities inside Avantor. We have a robust portfolio of learning solutions that can be accessed in multiple formats and available to our global associates across various professional, personal and leadership development areas. Each year, we host a Learning & Career week program which is available to associates at all levels globally, and includes a diverse slate of learning opportunities, live sessions and on-demand resources designed to support the personal and professional growth and success of associates. In 2023, we hosted our first Avantor Leadership Experience for individuals at the Director, Vice President and Senior Vice President level. In addition, we provide programs on the Avantor Business System, which drives excellence in people, processes and problem solving. These consistent lean leadership practices empower associates to continuously improve and add value to our operations and customer solutions. We have aligned our performance management system through which 100% of our associates receive annual performance reviews, to support our culture of feedback to increase the focus on continuous learning and development. Our Career Accelerator programs are focused on providing management skills training to high-performing individual contributors and early career associates in underrepresented ethnicities.
Health, safety and well-being

We are committed to protecting the health, safety and well-being of our associates. Our approach involves environment, health and safety professionals and process engineers who identify risks and implement behavioral solutions to prevent accidents before they occur. A robust auditing program is in place at every facility to ensure that we measure performance and drive continuous improvement. Our core areas of focus include compliance with regulatory and international requirements, active monitoring of regulatory agencies for changing requirements, partnering with operational leaders to meet Environment, Health & Safety, Security & Sustainability (EHSSS) requirements, and promoting effective communication throughout the organization.
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
Government contracts
We conduct business with various government agencies and government contractors. As such, we are subject to certain laws and regulations applicable to companies doing business with the government, as well as with those concerning government contracts. Failure to address or comply with these laws and regulations could harm our business by leading to a renegotiation of profits or termination of the contract at the election of the government agency. For a discussion of risks related to government contracting requirements, refer to “Item 1A, Risk Factors.” No government contract is of such a magnitude as to have a material adverse effect on our financial results.
Government regulation
Our facilities that engage in the manufacturing, packaging, distribution and other biopharmaceutical and biomaterials production, as well as many of our products themselves, are subject to extensive ongoing regulation by U.S. governmental authorities, the EMA and other global regulatory authorities. Certain of our subsidiaries are required to register with these agencies, or to apply for permits and/or licenses with, and must comply with the operating, cGMP, quality and security standards of applicable domestic and foreign regulators, including the FDA, the DEA, the Bureau of Alcohol, Tobacco, Firearms and Explosives, DHHS, the equivalent agencies of European Union (EU) member states, and comparable foreign, state and local agencies, as well as various accrediting bodies, each depending upon the type of operation and the locations of storage or sale of the products manufactured or services provided by those subsidiaries in the event of noncompliance.
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
In addition to the regulations described above, as part of our aerospace and military offerings, we are registered with the DDTC as a manufacturer and exporter of goods controlled by ITAR, and we are subject to strict export control and prior approval requirements related to these goods. In connection with our NuSil brand products, we have one ITAR site registration and one ITAR product registration, and we maintain control systems which enable ITAR compliance. With respect to our electronic materials products, we adhere to applicable industry guidelines which set stringent quality criteria for our products, and we are subject to import and export regulations and other restrictions regarding the safe use of these products as well.
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
Any significant disruptions to the operations of our manufacturing or distribution centers or logistics providers for any reason, including labor relations issues, power interruptions, severe weather, destruction or damage or other circumstances beyond our control could have a significant impact on our operating results, including an increase to our operating expenses without coverage or compensation, or seriously harm our ability to fulfill our customers’ orders or deliver products on a timely basis, or both. We must also maintain sufficient production capacity to meet anticipated customer demand, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our net sales, gross margins and our other operating results will be materially and adversely affected. In addition, we have experienced problems with, or delays in, our production, shipping and logistics capabilities that have resulted in delays in our ability to ship finished products, and there can be no assurance that we will not encounter such problems in the future. Significant delays in our manufacturing, shipping or logistics processes could damage our customer relationships, cause disruption to our customers and adversely affect our business, financial condition and operating results.
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
We face competition across our products and the markets in which we operate, both domestically and internationally. Competition is driven by proprietary technologies and know-how, capabilities, consistency of operational performance, quality, supply chain control, price, value and speed. Our competitors range from regional companies, which may be able to more quickly respond to customers’ needs because of geographic proximity, to large multinational companies, which may have greater financial, marketing, operational and research and development resources than we do, allowing for a more rapid response with new, alternative or emerging technologies.
In addition, consolidation trends in the biopharma and healthcare industries have served to create fewer customer accounts and to concentrate purchasing decisions for some customers, resulting in increased pricing pressures. New competitors in low-cost manufacturing locations, particularly developing markets, may create increased pricing and competitive pressures and impede our goal to grow in those markets. Failure to anticipate and respond to competitors’ actions may adversely affect our results of operations and financial condition.
It may be difficult for us to implement our strategies for improving growth and optimizing costs.
We have announced a transition to a new operating model consisting of two complementary business segments, the Laboratory Solutions segment and the Bioscience Production segment, effective January 1, 2024, and plan to continue expanding our commercial sales operations and scope and complexity of our business both domestically and internationally, while maintaining our commercial operations and administrative activities. In conjunction with our new operating model, we have also launched a cost optimization initiative. Our ability to manage our business and conduct our global operations while also pursuing our strategies for improving growth and optimizing costs requires considerable management attention and resources and is subject to the challenges of supporting a rapidly growing business in an environment of multiple languages, cultures and customs, legal and regulatory systems, alternative dispute systems and commercial markets. Our failure to implement these strategies in a cost-effective and timely manner could have an adverse effect on our business, results of operations and financial condition.
Part of our growth strategy is to pursue strategic acquisitions, which will subject us to a variety of risks that could harm our business.
As part of our business strategy, we intend to continue to review, pursue and complete selective acquisition opportunities. There can be no assurances that we will be able to complete suitable acquisitions for a variety of reasons, including the identification of, and competition for, acquisition targets, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction and the inability to finance the transaction on commercially acceptable terms. In addition, any completed acquisition will subject us to a variety of other risks, including: (i) potential adverse effects on our business relationships with existing or future suppliers and other business partners (in particular, to the extent we consummate acquisitions that vertically integrate portions of our business); (ii) the assumption of substantial actual or contingent liabilities, known or unknown, including environmental liabilities; (iii) failure to meet expectations of future financial performance; (iv) delays or reductions in realizing expected synergies; (v) substantial unanticipated costs or other problems associated with acquired businesses or devoting time and capital to investigate a potential acquisition that is not completed; (vi) failure to achieve intended objectives for a transaction; (vii) failure to retain key personnel, customers and suppliers of the acquired business; and (viii) adverse impacts resulting from impairment charges on goodwill, other intangible assets and tangible assets. These factors related to our acquisition strategy, among others, could have an adverse effect on our business, financial condition and results of operations.
The customers we serve have experienced, and will continue to experience, significant industry-related changes that could adversely affect our business.
Many of the customers we serve have experienced, and are expected to continue to experience, significant industry-related changes, including reductions in governmental payments for biopharmaceutical products, expirations of significant patents, adverse changes in legislation or regulations regarding the delivery or pricing of general healthcare services or mandated benefits, and increased requirements on quality. General industry changes include:
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

Some of our customers have implemented, or may in the future implement, certain measures described above in an effort to control and reduce costs. The ability of our customers to develop new products to replace sales decreases attributable to expirations of significant patents, along with the impact of other past or potential future changes in the industries we serve, may result in our customers significantly reducing their purchases of products from us or the prices they are willing to pay for those products. While we believe we will be able to adapt our business to maintain existing customer relationships and develop new customer relationships, if we are unsuccessful or untimely in these efforts, our results of operations may suffer.
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
The loss of a significant number of customers or a significant reduction in customer orders could reduce our net sales and harm our operating results.
Our operating results could be negatively affected by the loss of revenue from a significant number of our customers, including direct distributors and end users. Though we often include pricing and volume incentives in our contracts, our customers are generally not obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. If we experience a significant reduction in customer orders, increased order deferrals, our sales could decline, and our operating results may not meet our expectations. In addition, if customers order our products, but fail to pay on time or at all, our liquidity and operating results could be adversely affected.
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
We have global operations and derive a substantial portion of our net sales from customers outside of the United States. Accordingly, our international operations or those of our international customers could be substantially affected by a number of risks arising from operating an international business, including: (i) limitations on repatriation of earnings; (ii) taxes on imports; (iii) the possibility that unfriendly nations or groups could boycott our products; (iv) general economic and political conditions in the markets where we operate, including actual or anticipated military or political conflicts, such as the Ukraine/Russia or Israel/Hamas conflicts; (v) foreign currency exchange rate fluctuations; (vi) potential changes in diplomatic and trade relationships; (vii) a global health crisis of unknown duration, such as the COVID-19 pandemic; (viii) potential increased costs associated with overlapping tax structures; (ix) potential increased reliance on third parties within less developed markets; (x) potential trade restrictions, tariffs and exchange controls; (xi) more limited protection for intellectual property rights in some countries; (xii) difficulties and costs associated with staffing and managing foreign operations; (xiii) difficulties in complying with a wide variety of foreign laws and regulations and unexpected changes thereto; (xiv) expanded enforcement of laws related to data protection and personal privacy; (xv) the risk that certain governments may adopt regulations or take other actions that would have a direct adverse impact on our business and market opportunities, including nationalization of private enterprise; (xvi) violations of anti-bribery and anti-corruption laws, such as the FCPA; (xvii) violations of economic sanctions laws, such as the regulations enforced by OFAC; (xviii) longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors; (xix) the credit risk of local customers and distributors; (xx) limitations on our ability to enforce legal rights and remedies with third parties or partners outside of the United States; (xxi) import and export licensing requirements and other restrictions, such as those imposed by OFAC, BIS, DDTC and comparable regulatory agencies and policies of foreign governments; and (xxii) changes to our distribution networks.
Changes in exchange rates can adversely affect our net sales, profits and cash flows.
A substantial amount of our revenues is derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside of the United States in the future. The revenues we report with respect to our operations outside of the United States may be adversely affected by fluctuations in foreign currency exchange rates.
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
Our businesses rely on sophisticated information systems: (i) to obtain, rapidly process, analyze, and manage data to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers; (ii) to receive, process, and ship orders on a timely basis; (iii) to account for other product and service transactions with customers; (iv) to manage the accurate billing and collections for thousands of customers; and (v) to process payments to suppliers. We continue to make substantial investments in data centers and information systems. To the extent our information systems are not successfully implemented or fail, or there are data center interruptions or outages, our business and results of operations may be adversely affected. Our business and results of operations may also be adversely affected if a third-party service provider does not perform satisfactorily, or if the information systems are interrupted or damaged by unforeseen events, including due to the actions or inactions of third parties.
Like other companies, the systems and networks we maintain and third-party systems and networks we use have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, including physical or electronic break-ins or unauthorized tampering, as well as attempted cyber and other security threats and other attacks such as “denial of service” attacks, phishing, untargeted but sophisticated and automated attacks, ransomware, and other disruptive software. For example, as artificial intelligence (“AI”) continues to evolve, cyber-attackers could also use AI to develop malicious code and sophisticated phishing attempts. We are also exposed to similar risks resulting from cyber-attacks that are experienced by our third-party service providers. Security breaches can also occur as a result of intentional or inadvertent actions by our employees, third-party service providers or their personnel or other parties. A failure, interruption, or breach of our systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information or personal data, damage our reputation, cause loss of customers or revenue, increase our costs, result in litigation and/or regulatory action, and/or cause other losses, any of which may have a material adverse impact on our business operations and our financial position or results of operations. Although we believe that we have robust information security procedures, controls and other safeguards in place, as cyber threats continue to evolve, we will be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.
Our actual or perceived failure to adequately protect personal data could adversely affect our business.
Given the nature of our business, we collect and store confidential information that customers provide in order to, among other things, purchase products and services and register on our website.
We are required to comply with increasingly complex and changing data privacy regulations both in the United States and beyond that regulate the collection, use, sharing, and transfer of personal data. Many of these regulations also grant rights to individuals. Many foreign data privacy regulations (including GDPR in the European Union) and certain state laws and regulations (including California’s CPRA) impose requirements beyond those enacted under federal law including, in some instances, private rights of action. For example, the EU GDPR imposes more stringent data protection requirements, including a broader scope of protected data, restrictions on cross-border transfers of personal data and more onerous breach reporting requirements, and greater penalties for non-compliance than the federal data protection laws. Other states and countries continue to enact similar legislation. We are also required to comply with expanding and increasingly complex privacy and data protection regulations in the United States and abroad with respect to reporting adverse events and additional requirements for avoiding or responding to an adverse event. We also have contractual obligations to our customers related to the protection of personal data and compliance with privacy laws.
While we have taken various measures and made significant efforts and investment and designed our policies, processes and systems to be robust, a failure, or perceived failure, by us to comply with any applicable regulatory requirements or orders, including but not limited to privacy, data protection, information security, or consumer protection-related privacy laws and regulations, in one or more jurisdictions within the United States, the EU or elsewhere, could result in proceedings or actions against us by governmental entities or individuals; subject us to significant fines, penalties, and/or judgments; require us to change our business practices; limit access to our products and services in certain countries, incur substantial costs (even if we ultimately prevail) or otherwise adversely affect our business.

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
We depend upon the availability of raw materials.
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
Moreover, we are dependent upon the ability of our suppliers to provide materials and components that meet our specifications, quality standards, other applicable criteria, and delivery schedules. Our suppliers’ failure to provide expected raw materials or components that meet such criteria could adversely affect production schedules and contract profitability and negatively impact our results of operations.
We depend upon maintaining our relationships with suppliers.
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
In addition, the manufacturing, use, storage, and distribution of chemicals are subject to threats including terrorism. We have several high-risk chemical facilities that contain materials that could be stolen and used to make weapons. We could also be subject to an attack on our high-risk facilities that could cause a significant number of deaths and injuries. Such an occurrence could also harm the environment, our reputation and disrupt our operations.
Climate change, and the legal or regulatory response thereto, may have a long-term impact on our business, financial condition and results of operations.
We continue to focus on strategies and systems, such as reducing greenhouse gas emissions and packaging waste, to address climate change. However, we face climate and environmental risks and the occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, drought, storms, sea level rise, floods, and other severe hazards or accidents in the United States, the United Kingdom, the European Union or in other countries or regions in which we operate could adversely affect our operations and financial performance. Extreme weather, natural disasters, power outages, or other unexpected events could result in physical damage to, and complete or partial closure of, one or more of our manufacturing or distribution centers; temporary or long-term disruption in the supply of products; and/or disruption of our ability to deliver products to customers. Increasing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business, financial condition and results of operations. In addition, we have established and publicly announced goals and commitments to reduce our carbon footprint, including targets to reduce greenhouse gas emissions (scope 1, scope 2 and scope 3). If we are unable to achieve, or improperly report on our progress toward, our carbon footprint reduction goals and commitments, this may result in litigation and/or regulatory action as well as negative publicity, which could lead to the loss of business, adverse reputational impacts, diluted market valuations and challenges in attracting and retaining customers and talented employees.
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
We face risks related to health epidemics and pandemics.
We face risks related to health epidemics and pandemics, including risks related to any responses thereto by the federal, state or foreign governments, as well as customers and suppliers. A pandemic could adversely affect our operations, supply chains and distribution network, and we could experience and expect prolonged unpredictable reductions in supply and demand for certain of our offerings similar to those experienced during the COVID-19 pandemic, as well as unpredictable increases in demand for certain of our offerings similar to those experienced during the COVID-19 pandemic. Further, it is possible that disruptions or delays in shipments of certain raw materials used in the products we manufacture and in the finished goods that we sell globally could be similar to those experienced during the COVID-19 pandemic. The implementation of any government-mandated vaccination or testing mandates may impact our ability to retain current employees and attract new employees. Any extended disruption in our ability to service our customers could have a negative effect on our operating results.
Changes in tax law relating to multinational corporations could adversely affect our tax position.
The U.S. Congress, foreign governments, and their agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organization for Economic Cooperation and Development (“OECD”), continue to focus on issues related to the taxation of multinational corporations. As part of this focus, the OECD has introduced a framework to implement a 15% global minimum corporate tax rate. Many aspects of this minimum tax directive will be effective beginning in 2024. While it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, certain countries in which we operate have adopted legislation and other countries are in the process of introducing legislation to implement the minimum tax directive. While we do not currently expect the minimum tax directive to have a material impact on our effective tax rate, our analysis is ongoing as the OECD continues to release additional guidance. There can be no assurance that these changes, and any further contemplated changes when finalized and adopted by countries, will not have an adverse impact on our provision for income taxes.
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

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the FCPA, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government in relevant jurisdictions may seek to hold us liable as a successor for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our business, reputation and financial statements.
We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in sales to these customers or penalties.
We sell products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts and government contracts may contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.
We are subject to environmental, health and safety laws and regulations, and costs to comply with such laws and regulations, or any liability or obligation imposed under such laws or regulations, could negatively impact our business, financial condition and results of operations.
We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those of the EPA, OSHA and equivalent local, state, and foreign regulatory agencies in each of the jurisdictions in which we operate, and we may be fined or penalized for non-compliance. In addition, contamination resulting from our current or past operations or from past uses of land that we own or operate may trigger investigation or remediation obligations, which may have an adverse effect on our business, financial condition and results of operations. We cannot be certain that identification of presently unidentified environmental, health and safety conditions, new regulations, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, business interruptions, compliance costs or penalties, which could have an adverse effect on our business, financial condition and results of operations.
We currently incur costs and may incur additional costs related to remediation of alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling at property that we currently own or operate, or formerly owned or operated, or facilities to which we arranged for the disposal of hazardous substances. Our liabilities arising from past or future releases of, or exposures to, hazardous substances may exceed our estimates or adversely affect our financial statements and reputation and we may be subject to additional claims for cleanup or other environmental claims in the future based on our past, present or future business activities, and we may not be able to recover any costs under any of our indemnifications that we have. For additional information regarding environmental matters, see [note 12] to the consolidated financial statements beginning on page F-1 of this report.
Changes in corporate governance and public disclosure requirements and expectations could impact compliance costs and the risks of noncompliance.
We are subject to the rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC and NYSE, as well as evolving investor expectations around environmental, social and governance practices and disclosures. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws and directives enacted by federal, state, local and foreign governments, making compliance more difficult and uncertain. The increasing complexity and costs to comply with such evolving expectations, rules and regulations, as well as any risk of noncompliance, could adversely affect our business.
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
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.
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
Item 1B.    Unresolved staff comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
We rely on sophisticated information systems to obtain, rapidly process, analyze, and manage data in order to effectively operate our business. We are committed to protecting our business information, intellectual property, customer, supplier and employee data and information systems from cybersecurity risks and maintain an active cybersecurity risk management and strategy program, which is integrated in our enterprise risk management program.
We maintain enterprise-wide information security policies, processes and standards that set the requirements around acceptable use of information systems and data, risk assessment and management, identity and access management, data security, security operations, security incident response and threat and vulnerability management. We also perform formal risk assessment activities annually, aligned to the National Institute of Standards and Technology (NIST) 800-171 Cybersecurity Framework, as its program controls are designed to protect and maintain confidentiality, integrity, and continued availability of our data and information systems. Our team of information security professionals monitors our information systems for cybersecurity threats, breaches, intrusions and other weaknesses, responds to cybersecurity incidents, develops and implements plans to mitigate cybersecurity threats and facilitates training for our employees.
We also engage consultants and other third-party advisors to conduct independent assessments of our cybersecurity readiness and control effectiveness. In collaboration with external cybersecurity firms, we seek to gain insights into emerging threats and vulnerabilities, industry trends, and leading practices to inform our cybersecurity response, risk remediation and resilience capabilities, including by working with an external retained incident response team, receiving third-party threat intelligence, participating in incident tabletops, and performing assessments and controls testing on our enterprise environment.

Our program includes procedures to oversee and identify cybersecurity risks and threats of our third-party service providers, which include third-party evaluations performed by our team of information security professionals, review of independent assessment documentation, and continuous monitoring of third-party independent posture scoring. We also include security and data protection provisions in our contractual arrangements with third-party service providers where applicable. Additionally, we have purchased a cybersecurity risk insurance policy that would reduce the costs associated with a covered cybersecurity incident if it occurred.
Although no cybersecurity incident during the year ended December 31, 2023 resulted in an interruption of our operations, known losses of critical data, or otherwise had a material impact on Avantor’s strategy, financial condition or results of operations, the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors” for more information on how material cybersecurity attacks may impact our business.
Governance
Management plays a critical role in assessing and managing material risks from cybersecurity threats. Our Vice President of Information Security & Risk Management and Chief Information Security Officer (CISO), in coordination with our Chief Information Officer, leads a team of information security professionals and manages our cybersecurity risk management program and activities. This involves monitoring our information systems for cybersecurity threats, reviewing cybersecurity incidents, analyzing emerging threats, and the development and implementation of risk mitigation strategies. Our CISO has over 25 years of experience working in the information technology and services industry who is a subject matter expert in a variety of areas including information security, and IT risk.
Our CISO reports quarterly and more regularly, as needed, to our executive leadership team composed of our Chief Executive Officer, Chief Financial Officer, and Chief Information Officer on cybersecurity matters, providing the leadership team with updates on enterprise risks, cybersecurity incidents, the status of ongoing initiatives, key metrics, and additional cybersecurity topics. Our information technology leaders also meet regularly to discuss the progress of ongoing program initiatives, cybersecurity priorities, identified risks and metrics. We have also developed a cross functional disclosure working group to assess elevated cybersecurity incidents and, as appropriate, report on such events to Avantor’s standing Disclosure Committee to conclude on the materiality of the incident and any need for regulatory reporting.
The Board of Directors exercises direct oversight of strategic risks to the Company. The Board has delegated the responsibility for cybersecurity oversight to the Audit and Finance Committee. The Audit and Finance Committee’s responsibilities include reviewing and discussing with management the strategies, process and controls pertaining to the management of Avantor’s information technology operations, including cybersecurity risks and information security. The CISO and Chief Information Officer report to the Audit and Finance Committee annually and more frequently, as needed, on cybersecurity matters, including the cybersecurity threat landscape, key metrics demonstrating the overall management of our cybersecurity risk and risk management program, related key initiatives, enterprise program framework alignment, annual risk mitigation strategy, and review of cybersecurity incidents. Our Board is committed to maintaining a well-informed and cybersecurity-aware posture, regularly engaging through regular and requested updates on our strategy and evolving threat landscape.
Item 2.    Properties
As of December 31, 2023, the Company had facilities in over 30 countries, including approximately 200 significant administrative, sales, research and development, manufacturing and distribution facilities. Over 65 of these facilities are located in the United States in over 20 states and over 135 are located outside the United States, primarily in Europe and to a lesser extent in AMEA. Refer to the Consolidated Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.
Item 3.    Legal proceedings
For information regarding legal proceedings and matters, see note 12 to our consolidated financial statements beginning on page F-1 of this report, which information is incorporated into this item by reference.
Item 4.    Mine safety disclosures
Not applicable.

Information about our Executive Officers
The following table sets forth certain information regarding our executive officers at February 9, 2024:

	Age	Position
Michael Stubblefield	51	Director, President and Chief Executive Officer
R. Brent Jones	54	Executive Vice President and Chief Financial Officer
Benoit Gourdier	57	Executive Vice President, Bioscience Production
Christophe Couturier	58	Executive Vice President, AMEA
Brittany Hankamer	53	Executive Vice President and Chief Human Resources Officer
Claudius Sokenu	56	Executive Vice President, Chief Legal and Compliance Officer and Corporate Secretary
James Bramwell	57	Executive Vice President, Sales and Customer Excellence
Kitty Sahin	54	Executive Vice President, Strategy and Corporate Development
Randy Stone	57	Executive Vice President, Laboratory Solutions
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
R. Brent Jones is our Executive Vice President and Chief Financial Officer, a position he has held since August 2023. Prior to joining the Company, Mr. Jones served as Executive Vice President, Chief Financial Officer and Chief Operating Officer of LifeScan Global Corporation, a medical devices company, from March 2023 until July 2023 and as LifeScan’s Chief Financial Officer from February 2020 until March 2023. Prior to that, Mr. Jones served as Chief Financial Officer of Klöckner Pentaplast Group, a plastics packaging manufacturer, from April 2016 until August 2018.
Benoit Gourdier is our Executive Vice President, Bioscience Production, a position he has held since January 2024. Prior to his current role, Mr. Gourdier served as Executive Vice President, Biopharma Production from October 2023 to December 2023. Prior to joining Avantor, Mr. Gourdier spent 23 years at Merck KGaA, a chemical company, where he served in a number of leadership positions including, most recently, as Senior Vice President and General Manager, BioReliance Contract Testing Services at Millipore Sigma from September 2017 to September 2023.
Christophe Couturier is our Executive Vice President, AMEA, a position he has held since April 2021. Prior to his current role, Mr. Couturier served as Executive Vice President, Services, from April 2018 to April 2021. Prior to joining Avantor, Mr. Couturier served as Chief Executive Officer of Salicornia, LLC, a personal consulting company, from September 2017 to April 2018.
Brittany Hankamer is our Executive Vice President and Chief Human Resources Officer, a position she has held since August 2023. Prior to assuming her current position, Ms. Hankamer served as Avantor’s Senior Vice President of Talent and People Operations from May 2021 to August 2023 and as Vice President, Human Resources from September 2019 to May 2021. Prior to joining Avantor, Ms. Hankamer was Vice President of Human Resources at Conquest Completion Services, LLC from May 2018 to September 2019.

Claudius Sokenu is our Executive Vice President, Chief Legal and Compliance Officer and Corporate Secretary, a position he has held since July 2023. Prior to joining Avantor, Mr. Sokenu was General Counsel, Corporate Secretary and Chief Administrative Officer at Unisys, a technology company, from May 2022 to June 2023, Senior Vice President and Global Deputy General Counsel at Cognizant, an information technology services and consulting company, from March 2020 to April 2022 and Deputy General Counsel, Global Head of Litigation, Investigations and Ethics & Compliance from May 2017 to October 2018. Previously, he was a partner at Shearman & Sterling LLP and Arnold & Porter LLP.
James Bramwell is our Executive Vice President, Sales and Customer Excellence, a position he has held since January 2024. Prior to his current role, he served as Avantor’s Executive Vice President, Americas from October 2022 to December 2023, and as Executive Vice President, Strategic Partners from November 2017 to October 2022.
Kitty Sahin is our Executive Vice President, Strategy and Corporate Development, a position she has held since June 2022. Prior to joining Avantor, Ms. Sahin served as EVP, Strategy & Business Development for Novanta, a medical, life science and industrial technology company, from September 2017 to June 2022.
Randy Stone is our Executive Vice President, Laboratory Solutions, a position he has held since January 2024. Prior to his current role, Mr. Stone served as Executive Vice President, Proprietary Research Products & Materials from April 2023 to December 2023. Mr. Stone joined Avantor after 16 years at DuPont, a science company, where he served in a number of leadership roles including, most recently as President, Mobility and Materials from March 2016 to November 2022.

PART II
Item 5.    Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Principal markets for common stock
Our common stock is listed on the NYSE under the symbol “AVTR.”
Holders of common stock
On February 9, 2024, we had 5 holders of record of our common stock. This does not include holdings in street or nominee names.
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

350
325
300
275
250
225
200
175
150
125
100
Value of $100 investment (in $)
May 17, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
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
Overview
For the fiscal year ended December 31, 2023, we recorded net sales of $6,967.2 million, net income of $321.1 million and Adjusted EBITDA of $1,309.1 million. Net sales declined 7.3% which included 7.8% organic decrease compared to the same period in 2022. See “Reconciliations of non-GAAP measures” for a reconciliation of net income to Adjusted EBITDA and “Results of operations” for a reconciliation of net sales growth to organic net sales growth.
Trends affecting our business and results of operations
The following trends have affected our recent operating results, and they may also continue to affect our performance and financial condition in future periods.
Our results are being impacted by the transition from the global coronavirus outbreak
Customer demand and required inventory levels continue to normalize in the transition from the COVID-19 pandemic. The transition from the outbreak continued to impact the full year results of our three segments, as described further in the “Results of operations” section.
Our results are impacted by our recent acquisitions to further enhance our business model
We completed the acquisitions of Masterflex, Ritter, and RIM Bio in 2021. Masterflex is a leading global manufacturer of peristaltic pumps and aseptic single-use fluid transfer technologies. Ritter is focused on supplying high-quality liquid handling consumables used in a variety of molecular screening and diagnostic applications and as part of drug discovery and clinical trial testing in pharma and biotech applications and cartridges for sealants, adhesives and inks that are used in a variety of industrial applications. RIM Bio provides a complete range of single-use 2D bags, 3D bags, tank liners, bag assemblies and multi-bag manifolds used in the manufacturing of biologics including monoclonal antibodies (mAbs), vaccines, cell and gene therapies, and recombinant proteins.
Ritter’s revenues declined in 2023 compared to prior expectations, primarily from reduced customer demand for medical fluid handling tips due to a decrease in COVID-19 testing. We are taking measures to replace these revenues; however, due to these sustained declines, we performed an impairment test of the Ritter asset group, which resulted in a fair value that was lower than its carrying value. As a result, we recorded impairment charges of $106.4 million on Ritter’s finite-lived intangible assets and $54.4 million on Ritter’s property, plant & equipment in the second quarter of 2023 in the unaudited condensed consolidated statements of operations.
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
We increased our liquidity and mitigated the impact of rising rates
In June 2023, we amended the revolving credit facility to increase its funding limit up to $975.0 million and extended the term to June 29, 2028. We capitalized $2.3 million of fees in connection with this transaction. We also amended our U.S. dollar term loan B-5 from LIBOR based variable-rate rate interest to SOFR based variable-rate rate interest. We made prepayments of $680.0 million and $21.5 million on U.S. dollar term loan B-5 and Euro term loan B-4, which reduced our variable-rate debt. To further protect against rising interest rates, in April 2023, we entered into an interest rate swap to convert payments on $100.0 million of our U.S. dollar debt from SOFR based variable rate interest to fixed rate interest.
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
We continue to invest in a differentiated innovation model
We are engaging with our customers early in their product development cycles to advance their programs from research and discovery through development and commercialization. These projects include enhancing product purity and performance characteristics, improving product packaging and streamlining workflows. We are also developing new products in emerging areas of science such as cell and gene therapy.
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
•Organic net sales growth (decline), which is a non-GAAP measure discussed in the section entitled “Results of operations.” Organic net sales growth (decline) eliminates from our reported net sales change the impacts of earnings from any acquired or disposed businesses and changes in foreign currency exchange rates. We believe that this measurement is useful to investors as a way to measure and evaluate our underlying commercial operating performance consistently across our segments and the periods presented. This measurement is used by our management for the same reason. Reconciliations to the change in reported net sales, the most directly comparable GAAP financial measure, are included in the section entitled “Results of operations”;
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

Years ended December 31, 2023 and 2022
Executive summary

(dollars in millions)	Year ended December 31,		Change
	2023	2022
Net sales	$6,967.2	$7,512.4	$(545.2)
Gross margin	33.9%	34.6%	(70) bps
Operating income	$696.4	$1,130.2	$(433.8)
Net income	321.1	686.5	(365.4)
Adjusted EBITDA	1,309.1	1,570.7	(261.6)
Adjusted EBITDA margin	18.8%	20.9%	(210) bps
Net sales decline was driven by decreases in all three regions primarily due to declines in customer demand, the impact of customer destocking, and COVID-19 related headwinds. Unfavorable product mix and inflationary factors contributed to contraction in gross margin. Softness in sales volumes along with unfavorable product mix drove Adjusted EBITDA margin contraction.
Net sales

(in millions)	Year ended December 31,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Organic net sales growth (decline)
	2023	2022
Americas	$4,071.6	$4,471.2	$(399.6)	$(2.2)	$(397.4)
Europe	2,420.4	2,516.5	(96.1)	50.5	(146.6)
AMEA	475.2	524.7	(49.5)	(7.1)	(42.4)
Total	$6,967.2	$7,512.4	$(545.2)	$41.2	$(586.4)
Net sales decreased $545.2 million or 7.3%, which included $41.2 million or 0.5% of favorable foreign currency translation impact. Organic net sales decreased by $586.4 million or 7.8% (decline of 5.2% when excluding the impact of sales of COVID-19-related products in both periods, referred to herein as COVID-19 related headwinds or tailwinds).
In the Americas, net sales decreased $399.6 million or 8.9%. There was no material foreign currency translation impact to net sales. Organic net sales decreased by $397.4 million or 8.9% (decline of 6.1% excluding COVID-19 headwinds). Additional information on organic net sales by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (55%) — Sales declined double-digits, primarily due to the roll-off of COVID-19 revenues for vaccines and diagnostic testing, in addition to reduced customer demand and destocking of lab products and single-use solutions.

•Healthcare (10%) — Sales declined low single-digits as growth in our medical grade silicone business was offset by declines in COVID-19 related offerings for diagnostic testing.

•Education and government (15%) — Sales increased low single-digits primarily due to continued strong growth to higher education customers, partially offset by weaker demand from K-12 and government customers.

•Advanced technologies & applied materials (20%) — Sales decreased double-digits driven by softness in the demand for our semiconductor and electronic device offerings.

In Europe, net sales decreased $96.1 million or 3.8%, which included $50.5 million or 2.0% of favorable foreign currency translation impact. Organic net sales decreased $146.6 million or 5.8% (decline of 3.9% excluding COVID-19 headwinds). Additional information on organic net sales by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (50%) — Sales declined high single-digits, primarily due to the roll-off of COVID-19 revenues for vaccines in addition to reduced customer demand and destocking of lab consumables and single-use solutions.

•Healthcare (10%) —Sales declined double-digits primarily due to reduced customer demand and destocking of lab consumables along with the roll-off of COVID-19 revenues for diagnostic testing.

•Education & government (10%) —Sales declined low single-digits driven by COVID-19 related headwinds in the government end market.
▪Advanced technologies & applied materials (30%) — We experienced low single-digit growth driven by increased sales of proprietary materials and consumables, and equipment and instrumentation.
In AMEA, net sales decreased $49.5 million or 9.4%, which included $7.1 million or 1.3% of unfavorable foreign currency translation impact. Organic net sales decreased $42.4 million or 8.1% (decline of 4.2% excluding COVID-19 headwinds). Additional information on organic net sales by end market (with approximate percentage of total organic net sales for the region) is as follows:
•Biopharma (45%) — Sales increased low single-digits due to increased demand for our bioprocessing customers.

•Advanced technologies & applied materials (50%) — Sales declined double-digits primarily driven by softness in our proprietary offerings into the semiconductor industry.

Gross margin

	Year ended December 31,		Change
	2023	2022
Gross margin	33.9%	34.6%	(70) bps
Gross margin decreased (70) basis points resulting primarily from unfavorable product mix and the impact of inflationary pressures, partially offset by lower distribution costs.

Operating income

(in millions)	Year ended December 31,		Change
	2023	2022
Gross profit	$2,363.8	$2,602.8	$(239.0)
Operating expenses (excluding impairment charges)	1,506.6	1,472.6	34.0
Impairment charges	160.8	—	160.8
Operating income	$696.4	$1,130.2	$(433.8)
Operating income decreased primarily from lower gross profit, as previously discussed, as well as higher operating expenses driven by asset impairment charges recorded in the second quarter of 2023, accrual of a long-term retention incentive, inflation and investments made to grow the business, partially offset by lower accruals related to incentive compensation.
Net income

(in millions)	Year ended December 31,		Change
	2023	2022
Operating income	$696.4	$1,130.2	$(433.8)
Interest expense, net	(284.8)	(265.8)	(19.0)
Loss on extinguishment of debt	(6.9)	(12.5)	5.6
Other income (expense), net	5.8	(0.8)	6.6
Income tax expense	(89.4)	(164.6)	75.2
Net income	$321.1	$686.5	$(365.4)
Net income decreased primarily due to lower operating income, as previously discussed, as well as higher interest expense from rising interest rates on our variable-rate term loans, partially offset by lower income tax expense due to lower income before income taxes.

Adjusted EBITDA
For reconciliations of Adjusted EBITDA to net income, see “Reconciliations of non-GAAP measures.”

(dollars in millions)	Year ended December 31,		Change
	2023	2022
Adjusted EBITDA	$1,309.1	$1,570.7	$(261.6)
Adjusted EBITDA margin	18.8%	20.9%	(210) bps
Adjusted EBITDA:
Americas	$912.6	$1,077.3	$(164.7)
Europe	449.5	524.1	(74.6)
AMEA	125.3	141.5	(16.2)
Corporate	(178.3)	(172.2)	(6.1)
Total	$1,309.1	$1,570.7	$(261.6)
Adjusted EBITDA decreased $261.6 million or 16.7%, which included a favorable foreign currency translation impact of $5.3 million or 0.3%. The remaining decrease was $266.9 million or 17.0%.
In the Americas, Adjusted EBITDA decreased $164.7 million or 15.2%. There was no material foreign currency translation impact to Adjusted EBITDA. The decrease was driven by lower sales volumes and unfavorable product mix, partially offset by reduced operating expenses and lower distribution costs.
In Europe, Adjusted EBITDA declined $74.6 million or 14.2%, or 15.7% when adjusted for favorable foreign currency translation impact. The decrease was driven by lower sales volume and unfavorable product mix, partially offset by reduced operating expenses, distribution costs and favorable manufacturing variances.
In AMEA, Adjusted EBITDA declined $16.2 million or 11.4%, or 10.4% when adjusted for unfavorable foreign currency translation impact. The decrease was driven by lower sales volume and inflationary pressures, partially offset by lower distribution costs.
In Corporate, Adjusted EBITDA declined $6.1 million or 3.5%, or 3.3% when adjusted for unfavorable foreign currency translation impact. The decrease was driven by investments in our workforce made over the course of 2023.
Year ended December 31, 2021
A discussion and analysis covering the year ended December 31, 2021 is included in our 2022 10-K.

Reconciliations of non-GAAP measures
The following table presents the reconciliation of net income or loss to Adjusted EBITDA:

(in millions)	Year ended December 31,
	2023	2022	2021
Net income	$321.1	$686.5	$572.6
Interest expense, net	284.8	265.8	217.4
Income tax expense	89.4	164.6	180.4
Depreciation and amortization	402.3	405.5	379.2
Loss on extinguishment of debt	6.9	12.5	12.4
Net foreign currency (gain) loss from financing activities	(3.1)	7.0	1.3
Other stock-based compensation expense (benefit)	0.3	(3.3)	3.0
Acquisition-related expenses[1]	—	—	77.8
Integration-related expenses[2]	7.6	19.2	15.9
Purchase accounting adjustments[3]	—	9.4	6.3
Restructuring and severance charges[4]	26.5	3.5	5.3
Receipt of disgorgement penalty[5]	—	—	(13.0)
Reserve for certain legal matters[6]	7.1	—	—
Impairment charges[7]	160.8	—	—
Transformation expenses[8]	5.4	—	—
Adjusted EBITDA	$1,309.1	$1,570.7	$1,458.6

1.Represents legal, accounting, investment banking and consulting fees incurred related to the acquisition of acquired companies.
2.Represents non-recurring direct costs incurred with third parties and the accrual of a long-term retention incentive to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
3.Represents the non-cash reduction of contingent consideration related to the Ritter acquisition and the amortization of the purchase accounting adjustment to record Masterflex and Ritter inventory at fair value.
4.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
5.As described in note 18 to our consolidated financial statements beginning on F-1 of this report.
6.Represents charges and legal costs in connection with certain litigation and other contingencies that are unrelated to our core operations and not reflective of on-going business and operating results.
7.As described in note 4 to our consolidated financial statements beginning on F-1 of this report.
8.Represents non-recurring, incremental expenses directly associated with the Company’s publicly-announced program to transform our operating model.
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows, while most of our long-term financing is from indebtedness, which we use to finance transactions outside of our normal operations.

Our most significant contractual obligations are scheduled principal and interest payments for indebtedness. We also have obligations to make payments under operating leases, to purchase certain products and services and to fund defined benefit plan obligations primarily outside of the United States. In addition to contractual obligations, we use cash to fund capital expenditures and taxes. Changes in working capital may be a source or a use of cash depending on our operations during the period.
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
Liquidity
The following table presents our primary sources of liquidity:

(in millions)	December 31, 2023
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$335.0	$975.0	$1,310.0
Undrawn letters of credit outstanding	(15.4)	—	(15.4)
Outstanding borrowings	(221.0)	—	(221.0)
Unused availability	$98.6	$975.0	1,073.6
Cash and cash equivalents			262.9
Total liquidity			$1,336.5

Our availability under our receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs.
At December 31, 2023, $249.2 million or 95% of our cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. We ordinarily generate significant cash flows in the U.S. and deploy U.S. cash flows promptly toward debt principal repayment. Our U.S. business has significant liquidity via our undrawn working capital facilities and therefore management has been comfortable operating with minimal cash balances in the U.S.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Year ended December 31,		Change
	2023	2022
Operating activities:
Net income	$321.1	$686.5	$(365.4)
Non-cash items[1]	533.0	485.4	47.6
Working capital changes[2]	(21.3)	(161.6)	140.3
All other	37.2	(166.7)	203.9
Total	$870.0	$843.6	$26.4
Investing activities:	(143.7)	(109.6)	(34.1)
Cash paid for acquisitions, net of cash acquired	—	(20.2)	20.2
Capital expenditures	(146.4)	(133.4)	(13.0)
Cash proceeds from settlement of cross currency swap	—	42.5	(42.5)
Financing activities	(843.7)	(648.7)	(195.0)

1.Consists of non-cash charges including depreciation and amortization, impairment charges, stock based compensation expense, deferred income tax expense and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $26.4 million more cash in 2023 primarily due to the change in net working capital, lower 2023 payments for incentive compensation payments pertaining to fiscal year 2022 company performance, partially offset by lower net income.
Investing activities used $34.1 million more cash in 2023. The change was primarily attributable to the absence of cross currency swap settlement in 2023 and increased capital spending across the Company compared to the prior year, partially offset by the absence of acquisition activity in 2023.
Financing activities used $195.0 million more cash in 2023 primarily due to the net repayments made on the receivable facility in 2023 compared to having net borrowings in 2022. This was partially offset by lower repayments on our term loans in 2023 compared to the prior year.
Free cash flow

(in millions)	Year ended December 31,		Change
	2023	2022
Net cash provided by operating activities	$870.0	$843.6	$26.4
Capital expenditures	(146.4)	(133.4)	(13.0)
Free cash flow	$723.6	$710.2	$13.4
Free cash flow was $13.4 million higher in 2023 due to changes in cash flows from operating activities noted above, partially offset by an increase in capital spending in 2023, principally reflecting growth-related expansions in our global supply chain.

A discussion and analysis of historical cash flows covering the year ended December 31, 2021 is included in the 2022 Form 10-K.
Indebtedness
A significant portion of our long-term financing is from indebtedness. The purpose of this section is to disclose how certain features of our indebtedness influence our liquidity and capital resources. Additional detail about the terms of our indebtedness may be found in note 13 to our consolidated financial statements beginning on page F-1 of this report.
Our credit facilities provide us access to up to $1,310.0 million of borrowing capacity.
We have entered into a receivables facility and a revolving credit facility that provide us access to cash to fund short-term business needs. See the section entitled “Liquidity” for additional information.
Our indebtedness restricts us from paying dividends to common stockholders.
Certain of the debt agreements entered into by our wholly-owned subsidiary, Avantor Funding, Inc., prevent it from paying dividends or making other payments to Avantor, Inc., subject to limited exceptions. At December 31, 2023 and 2022, substantially all of Avantor, Inc.’s net assets were subject to those restrictions.
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
To the extent our net leverage ratios, as defined in our credit agreement, reach certain levels, we are required to make additional prepayments if: (i) we generate excess cash flows, as defined in our credit agreement, at specified percentages that decline if certain net leverage ratios are achieved; or (ii) we receive cash proceeds from certain types of asset sales or debt issuances. We are required to make a prepayment of 50% of our excess cash flows if our first lien net leverage ratio, as defined in our credit agreement, exceeds 4.50:1.00, a prepayment of 25% of our excess cash flows if our first lien net leverage ratio is less than or equal to 4.50:1.00 but greater than 3.75:1.00, and no prepayment if our first lien net leverage ratio is less than or equal to 3.75:1.00. As our first lien net leverage ratio was below 3.75:1.00 at December 31, 2023, no additional prepayments were required and no such prepayments have become due since the inception of the credit facilities.
We are subject to certain financial covenants that, if not met, could put us in default of our debt agreements
The receivables facility and our senior secured credit facilities contain certain customary covenants, including a financial covenant. That covenant becomes applicable in periods when we have drawn more than 35% of our revolving credit facility. When applicable, we may not have total borrowings in excess of a pro forma net leverage ratio, as defined. This covenant was not applicable at December 31, 2023, and our historical net leverage has been below the covenant requirement.

Contractual obligations
The following table presents our contractual obligations at December 31, 2023:

(in millions)	Payments due by period
	Total	Short-Term	Long-Term
Debt:
Principal(1)(2)	$5,580.0	$259.9	$5,320.1
Interest(1)	1,106.5	263.6	842.9
Operating leases	144.1	40.5	103.6
Purchase obligations(3)	459.8	130.2	329.6
Other liabilities:
Underfunded defined benefit plans(4)	98.3	7.2	91.1
Transition tax payments(5)	34.8	15.5	19.3
Other	5.0	1.2	3.8
Total	$7,428.5	$718.1	$6,710.4

(1)Includes finance lease liabilities. To calculate payments for principal and interest, we assumed that variable interest rates, foreign currency exchange rates and outstanding borrowings under credit facilities were unchanged from December 31, 2023 through maturity. Further, we have not considered any interest obligation on our receivables facility. For the variable interest rates and principal amounts used, see note 13 to our consolidated financial statements beginning on page F-1 of this report.
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
(5)Represents our transition tax obligation due over eight years to transition to the modified territorial tax system under U.S. income tax legislation issued in 2017.
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
Testing goodwill and other intangible assets for impairment
We carry significant amounts of goodwill and other intangible assets on our consolidated balance sheet. At December 31, 2023, the combined carrying value of goodwill and other intangible assets, net of accumulated amortization and impairment charges, was $9,492.0 million or 73% of our total assets.
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
We did not record any impairment charges as a result of our October 1, 2023 impairment testing. Each reporting unit had a fair value that was in excess of its carrying value, and our indefinite-lived intangible assets did not show any indications that their fair value was more likely than not below their carrying value.

Estimating valuation allowances on deferred tax assets
We are required to estimate the degree to which tax assets and loss carryforwards will result in a future income tax benefit, based on our expectations of future profitability by tax jurisdiction. We provide a valuation allowance for deferred tax assets that we believe will more likely than not go unutilized. If it becomes more likely than not that a deferred tax asset will be realized, we reverse the related valuation allowance and recognize an income tax benefit for the amount of the reversal. At December 31, 2023, our valuation allowance on deferred tax assets was $206.1 million, $159.6 million of which relates to foreign net operating loss carry forwards that are not expected to be realized.
We must make assumptions and judgments to estimate the amount of valuation allowance to be recorded against our deferred tax assets, which take into account current tax laws and estimates of the amount of future taxable income, if any. Changes to any of the assumptions or judgments could cause our actual income tax obligations to differ from our estimates.
Accounting for uncertain tax positions
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess income tax positions for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded an amount having greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority assumed to have full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Our reserve for uncertain tax positions was $106.9 million at December 31, 2023, exclusive of penalties and interest. Where applicable, associated interest expense has also been recognized as a component of interest expense.
We operate in numerous countries under many legal forms and, as a result, we are subject to the jurisdiction of numerous domestic and non-U.S. tax authorities, as well as to tax agreements and treaties among these governments. Our tax positions may be scrutinized by local tax authorities upon examination. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations, including transfer pricing guidelines, and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of current and deferred tax balances and hence our net income.
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
Expense for stock options without performance or market conditions is determined on the grant date and recognized ratably over their vesting term. We estimate the grant date fair value of stock options using the Black-Scholes model. This model requires us to make various assumptions, with the most significant assumption currently being the volatility of our stock price. A public quotation was first established for our common stock in May 2019, which does not provide adequate historical basis to reasonably estimate the expected volatility of our common stock over their more than six-year expected life. Instead, we estimate volatility based on historical stock price trends of a peer company set. The fair value of our awards would have differed had we selected different peer companies or used a different technique to estimate volatility. Increasing our expected volatility assumption by 5 percentage points for all stock options at the date of grant would have increased our 2023 stock-based compensation expense by $1.6 million.
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
Our U.S. subsidiaries carry Euro-denominated debt. This does not result in any material risks from an earnings perspective because the exposure from these instruments is substantially hedged by offsetting exposures from intercompany borrowing arrangements. From a cash flow perspective, we have the risk of paying more or less cash for any optional or mandatory repayments of our Euro-denominated debt that may not be offset with equivalent cash repayments of our intercompany borrowings. For example, an optional debt repayment of €100 million on December 31, 2023 and December 31, 2022, with a 10% weakening of the U.S. dollar would have caused us to pay an additional $11.1 million and $10.7 million, respectively, to extinguish that debt.
Changes to foreign currency exchange rates could favorably or unfavorably affect the translation of our foreign operating results. For example, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because local currencies will translate into fewer U.S. dollars. For the year ended December 31, 2023, a 10% strengthening of the U.S. dollar compared to all other currencies would have increased net income by $17.5 million and decreased Adjusted EBITDA by $51.6 million. For the year ended December 31, 2022, a 10% strengthening of the U.S. dollar compared to all other currencies would have decreased net income by $14.3 million and decreased Adjusted EBITDA by $60.3 million.
Interest rate risk
We carry debt that exposes us to interest rate risk. A portion of our debt consists of variable-rate instruments. We have also issued fixed-rate secured and unsecured notes. None of our other financial instruments are subject to material interest rate risk.
At December 31, 2023, we had borrowings of $1,989.1 million under our senior secured credit facilities and our receivables facility. Borrowings under these facilities bear interest at variable rates based on prevailing LIBOR, EURIBOR and SOFR rates in the financial markets. At December 31, 2023 the Company had $850.0 million of interest rate swaps to convert variable rate interest to fixed rate interest. Changes to those market rates affect both the amount of cash we pay for interest and our reported interest expense. At December 31, 2023, a 100 basis point increase to the applicable variable rates of interest taking into account our interest rate swap would have increased the amount of interest by $11.4 million per annum. At December 31, 2022, a 100 basis point increase to the applicable variable rates of interest would have increased the amount of interest by $20.4 million per annum.
Our senior secured notes and senior unsecured notes bear interest at fixed rates, so their fair value will increase if interest rates fall and decrease if interest rates rise. At December 31, 2023, a 100 basis point decrease in the market rate of interest would have increased their aggregate fair value by $130.6 million. At December 31, 2022, a 100 basis point decrease in the market rate of interest would have increased their aggregate fair value by $147.1 million.
Item 8.    Financial statements and supplementary data
The information required by this item is included at the end of this report beginning on page F-1.
Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A.    Control and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There have been no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Management’s annual report on internal control over financial reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Avantor, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated

Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 14, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania

February 14, 2024

Item 9B.    Other information
Securities Trading Plans of Directors and Officers
On December 8, 2023, Steven Eck, Senior Vice President and Chief Accounting Officer (an officer of the Company as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934), adopted a trading plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The Plan provides for the sale of up to 5,485 shares of the Company's common stock. The Plan will terminate on the earlier of March 15, 2024, or the execution of all trades contemplated by the Plan.
No other directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933, during the three months ended December 31, 2023.
Item 9C.    Disclosure regarding foreign jurisdictions that prevent inspections.
Not applicable.
PART III
See Part I, “Information about our executive officers” for information about our executive officers, which is incorporated by reference herein. The other information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders.
Item 10.    Directors, executive officers and corporate governance
See Part I, “Information about our executive officers” for information about our executive officers, which is incorporated by reference herein. The other information required by this Item is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2024 annual meeting of stockholders which we intend to file with the SEC no later than 120 days after our 2023 fiscal year end (the “2024 Proxy Statement”).

Item 11.    Executive compensation
The information required by this Item is incorporated by reference to the applicable information in our 2024 Proxy Statement.

Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this Item is incorporated by reference to the applicable information in our 2024 Proxy Statement.

Item 13.    Certain relationships and related transactions, and director independence
The information required by this Item is incorporated by reference to the applicable information in our 2024 Proxy Statement.

Item 14.    Principal accountant fees and services
The information required by this Item is incorporated by reference to the applicable information in our 2024 Proxy Statement.

PART IV
Item 15.    Exhibits and financial statement schedules
The following documents are filed as part of this report.
1.Financial Statements and Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1.
2.Exhibits:

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
3.1	Third Amended and Restated Certificate of Incorporation, effective May 13, 2021	8-K	3.1	5/17/2021
3.2	Third Amended and Restated Bylaws of Avantor, Inc.	8-K	3.1	1/28/2021
3.3	Certificate of Designations of 6.250% Series A Mandatory Convertible Preferred Stock of Avantor, Inc.	8-K	3.3	5/21/2019
3.4	Certificate of Elimination relating to the 6.250% Series A Mandatory Convertible Preferred Stock	8-K	3.1	5/17/2022
4.1	Description of capital stock	10-K	4.1	2/14/2023
4.2	Indenture, dated as of July 17, 2020, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.1	7/17/2020
4.3	Indenture, dated as of November 6, 2020, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent.	8-K	4.1	11/6/2020
4.4	Indenture, dated as of October 26, 2021, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.1	10/26/2021
10.1	Credit Agreement, dated as of November 21, 2017, by and among Vail Holdco Sub LLC, Avantor Funding, Inc. (f/k/a Avantor, Inc.), the guarantors party thereto, Goldman Sachs Bank USA and the other lenders, l/c issuers and parties thereto.	S-1/A	10.1	4/10/2019
10.2	Amendment No. 1, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., the guarantors party thereto, Goldman Sachs Bank USA and the other lenders, l/c issuers and parties thereto.	S-1/A	10.2	4/10/2019

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.3	Amendment No. 2 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral, Swing Line Lender and an L/C Issuer, the lenders party thereto and Goldman Sachs Lending Partners LLC, as the Additional Initial B-2 Euro Term Lender and the Additional Initial B-2 Dollar Term Lender.	8-K	10.1	6/18/2019
10.4	Amendment No. 3 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer, the lenders party thereto and Goldman Sachs Lending Partners LLC, as the Additional Initial B-3 Euro Term Lender and the Additional Initial B-3 Dollar Term Lender.	8-K	10.1	1/27/2020
10.5	Amendment No. 4 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer.	8-K	10.1	7/14/2020
10.6	Amendment No. 5 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer, the lenders party thereto and Goldman Sachs Lending Partners LLC, as the New Term Lender	8-K	10.1	11/6/2020
10.7	Amendment No. 6 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer, the lenders party thereto and Citibank, N.A., as the New Term Lender	8-K	10.1	6/14/2021
10.8	Amendment No. 7 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer, the lenders party thereto and Bank of America, N.A., as the Additional Initial B-4 Dollar Term Lender and as the Additional Incremental B-5 Dollar Term Lender	8-K	10.1	7/9/2021

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.9	Amendment No. 8 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer, the lenders party thereto and Citibank, N.A., as the New Term Lender	8-K	10.1	11/2/2021
10.10	Amendment No. 9 to the Credit Agreement, dated as of November 21, 2017 between Avantor Funding, Inc., and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders.	10-Q	10.1	7/29/2022
10.11	Amendment No. 10 to the Credit Agreement, dated as of November 21, 2017, among Avantor Funding, Inc., Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders and the Revolving Credit Lenders.	10-Q	10.1	4/28/2023
10.12	Amendment No. 11 to Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub, LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer	8-K	10.1	7/5/2023
10.13	Security Agreement, dated as of November 21, 2017, among the grantors identified therein and Goldman Sachs Bank USA, as agent.	S-1/A	10.3	4/10/2019
10.14	First Lien Intercreditor Agreement, dated as of November 21, 2017, by and among Avantor Funding, Inc. (f/k/a Avantor, Inc.), Vail Holdco Sub LLC, the other grantors party thereto, Goldman Sachs Bank USA, as collateral agent for the credit agreement secured parties, the Bank of New York Mellon Trust Company, N.A., as collateral agent for the indenture secured parties and each additional agent party from time to time thereto.	S-1/A	10.4	4/10/2019
10.15	Receivables Purchase Agreement, dated March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time party thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank.	8-K	10.1	3/30/2020

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.16	Amendment No. 1 dated as of December 21, 2021 to the Receivables Purchase Agreement, dated as of March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank.	10-K	10.13	2/11/2022
10.17	Amendment No.2 dated as of October 25, 2022 to the Receivables Purchase Agreement, dated as of March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various purchaser agents from time to time thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as administrator and LC Bank	10-Q	10.2	10/28/2022
10.18	Amendment No. 3 dated as of June 14, 2023 to the Receivables Purchase Agreement, dated as of March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, Avantor Funding, Inc. as performance guarantor, and PNC Bank, National Association, as administrator, LC Bank, Related Committed Purchaser and Purchaser Agent	10-Q	10.1	7/28/2023
10.19	Amendment No. 4 dated as of September 19, 2023 to the Receivables Purchase Agreement, dated as of March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, Avantor Funding, Inc., as performance guarantor, PNC Bank, National Association, as administrator, LC Bank, Related Committed Purchaser and Purchaser Agent, and Wells Fargo Bank, National Association, as Related Committed Purchaser, Purchaser Agent and LC Participant	10-Q	10.1	10/27/2023
10.20	Purchase and Sale Agreement, dated March 27, 2020, between the various entities listed on Schedule I thereto as Originators and Avantor Receivables Funding, LLC.	8-K	10.2	3/30/2020
10.21^	Avantor Funding, Inc. (f/k/a Avantor, Inc.) Equity Incentive Plan (as amended through September 28, 2016).	S-1/A	10.12	4/5/2019
10.22^	Form of Nonqualified Stock Option Agreement under the Avantor Funding, Inc. Equity Incentive Plan.	S-1/A	10.13	4/25/2019
10.23^	Avantor, Inc. (f/k/a Vail Holdco Corp) Equity Incentive Plan.	S-1/A	10.14	4/5/2019
10.24^	Form of Nonqualified Stock Option Agreement under the Avantor, Inc. Equity Incentive Plan.	S-1/A	10.15	4/25/2019

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.25^	Avantor, Inc. 2019 Equity Incentive Plan	8-K	10.2	5/21/2019
10.26^	Form of Option Grant Notice under the Avantor, Inc. 2019 Equity Incentive Plan.	S-1/A	10.25	4/25/2019
10.27	Form of Performance Stock Unit Grant Notice under the Avantor, Inc. 2019 Equity Incentive Plan (Employees)	10-K	10.22	2/16/2021
10.28^	Form of Restricted Stock Unit Grant Notice under the Avantor, Inc. 2019 Equity Incentive Plan (Employees).	S-1/A	10.26	4/25/2019
10.29^	Form of Restricted Stock Unit Grant Notice under the Avantor, Inc. 2019 Equity Incentive Plan (Non-Employee Directors).	S-1/A	10.27	4/25/2019
10.30^	Avantor, Inc. 2019 Employee Stock Purchase Plan	8-K	10.3	5/21/2019
10.31^	Amendment No. 1 to the Avantor, Inc. 2019 Employee Stock Purchase Plan	S-8	4.4	11/14/2019
10.32^	Amendment No.2 to the Avantor, Inc. 2019 Employee Stock Purchase Plan	10-Q	10.1	10/28/2022
10.33^	Amendment No.3 to the Avantor, Inc. 2019 Employee Stock Purchase Plan	*
10.34^	Amended and Restated Employment Agreement, dated April 10, 2019, between Michael Stubblefield and Avantor, Inc. (f/k/a Vail Holdco Corp)	S-1/A	10.16	4/25/2019
10.35^	Employment Letter Agreement, dated October 5, 2018, between Thomas A. Szlosek and Avantor, Inc. (f/k/a Vail Holdco Corp)	S-1/A	10.17	4/5/2019
10.36^	Amended and Restated Employment Letter Agreement, dated April 2, 2019, between Gerard Brophy and VWR Management Services, LLC	S-1/A	10.19	4/10/2019
10.37^	Contract of Employment, dated June 29, 2018, between Frederic Vanderhaegen and VWR International GmbH	S-1/A	10.20	4/25/2019
10.38^	Addendum to Contract of Employment, dated April 10, 2019, between Frederic Vanderhaegen and VWR International GmbH	S-1/A	10.21	4/25/2019
10.39^	Employment Letter Agreement dated December 18, 2020 between Sheri Lewis and VWR Management Services, LLC	10-Q	10.2	7/29/2022
10.40^	Offer Letter, dated July 12, 2023 between R. Brent Jones and VWR Management Services, LLC	8-K	10.1	7/13/2023
10.41^	Form of Indemnification Agreement (between Avantor, Inc. and its directors and officers)	S-1/A	10.23	4/25/2019
21	List of subsidiaries of Avantor, Inc.	*
23	Consent of Deloitte & Touche LLP	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
97^	Erroneously Awarded Compensation Recovery Policy	*
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

Avantor, Inc.

Date: February 14, 2024	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 14, 2024.

/s/ Michael Stubblefield	Director, President and Chief Executive Officer (Principal Executive Officer)
Michael Stubblefield

/s/ R. Brent Jones	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
R. Brent Jones

/s/ Steven Eck	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Steven Eck

/s/ Juan Andres	Director
Juan Andres

/s/ Michael Severino	Director
Michael Severino

/s/ John Carethers	Director
John Carethers

/s/ Joseph Massaro	Director
Joseph Massaro

/s/ Jonathan Peacock	Chairman of the Board of Directors
Jonathan Peacock

/s/ Lan Kang	Director
Lan Kang

/s/ Christi Shaw	Director
Christi Shaw

/s/ Greg Summe	Director
Greg Summe

/s/ Mala Murthy	Director
Mala Murthy

Avantor, Inc. and subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Avantor, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avantor, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income or loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Goodwill —Americas and Europe Reporting Units - Refer to Notes 2, 6 and 11 to the financial statements
Critical Audit Matter Description
Goodwill is tested for impairment at the reporting unit level on October 1 of each year or more frequently whenever an event or change in circumstance occurs that would require reassessment of the recoverability of the asset. Quantitative impairment testing requires the Company to estimate the fair value of each of its four reporting units. The Company estimates the fair value of each reporting unit using a weighted average of two valuation methods based on a discounted cash flows method and a guideline public company method. These valuation methods require management to make various assumptions, which include, but are not limited to, future profitability, cash flows, discount rates, weighting of valuation methods, and the selection of comparable publicly traded companies (peer groups). If the Company determines the carrying value of a reporting unit exceeds its fair value, an impairment charge is recorded for the excess. No impairment charges were recorded as each reporting unit had a fair value in excess of its carrying value.
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

Long-Lived Asset Impairment – Ritter GmbH— Refer to Notes 2, 4, 6, 10 and 11 to the financial statements
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
Due to sustained revenue declines at Ritter, the Company performed an impairment review of the asset group, which resulted in a fair value that was lower than its carrying value. As a result, the Company recorded impairment charges of $106.4 million on Ritter’s finite-lived intangible assets and $54.4 million on Ritter’s property, plant, and equipment in fiscal 2023. The Company’s cash flow analysis performed to evaluate the Ritter asset group for impairment included the following key assumptions: revenues, gross margin, and current market assumptions for the discount rate.
Performing audit procedures to evaluate the reasonableness of the cash flow analysis required a high degree of auditor judgment and an increased extent of effort, including the need to use more experienced audit professionals as well as the assistance of our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to evaluate Management’s methodology to develop an estimate for the fair value of the asset group , included the following, among others:
•We tested the effectiveness of the controls over management’s key assumptions utilized in estimating the fair value of the asset group, such as sales and gross profit forecast as well as discount rate.
•We evaluated the reasonableness of the key assumptions used in management’s cash flow forecast by comparing them to:
–Historical sales and gross profit.
–External information regarding industry growth and trends.
•With the assistance of our fair value specialists, we evaluated the methodology used to determine the fair value of the asset group and reasonableness of the discount rate assumptions, including testing the underlying information supporting these assumptions and the mathematical accuracy of the calculations.
Income Taxes – Uncertain Tax Positions – Refer to Notes 2 and 19 to the financial statements
Critical Audit Matter Description
The Company operates in numerous countries under many legal forms and, as a result, is subject to the jurisdiction of numerous domestic and non-U.S. tax authorities, as well as to tax agreements and treaties among these governments. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations including transfer pricing guidelines. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company evaluates its tax position using the recognition threshold and the measurement analysis in accordance with the accounting guidance. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit recognized in the financial statements.

Performing audit procedures to evaluate uncertain tax positions for transfer pricing, required a high degree of auditor judgment and an increased extent of effort, including the need to use more experienced audit professionals as well as the assistance of tax and transfer pricing specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s uncertain tax positions for transfer pricing included the following, among others:
•We tested the effectiveness of controls over management’s evaluation and determination of uncertain tax positions for transfer pricing.
•With the assistance of our tax specialists, including transfer pricing professionals, we evaluated the Company’s uncertain tax positions related to transfer pricing and performed the following:
–We evaluated the third-party transfer pricing studies obtained by the Company and assessed the transfer pricing studies with applicable laws and regulations, including transfer pricing guidelines, as well as how the Company applied the transfer pricing method to its transactions.
–We read and evaluated management's documentation, including relevant accounting policies and information obtained by management from outside tax specialists, that detailed the basis of the uncertain tax positions.
–Evaluated the reasonableness of management’s approach in the identification, recognition, and measurement of uncertain tax positions.
–We analyzed the Company’s critical assumptions and data used to determine the amount of tax benefit to recognize and compared this amount to an independently developed estimate.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 14, 2024
We have served as the Company’s auditor since 2010.

Avantor, Inc. and subsidiaries
Consolidated balance sheets

(in millions)	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$262.9	$372.9
Accounts receivable, net of allowances of $35.0 and $28.2	1,150.2	1,218.4
Inventory	828.1	913.5
Other current assets	143.7	153.1
Total current assets	2,384.9	2,657.9
Property, plant and equipment, net (see note 10)	737.5	727.0
Other intangible assets, net (see note 11)	3,775.3	4,133.3
Goodwill, net (see note 11)	5,716.7	5,652.6
Other assets	358.3	293.5
Total assets	$12,972.7	$13,464.3
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$259.9	$364.2
Accounts payable	625.9	758.2
Employee-related liabilities	133.1	122.4
Accrued interest	50.2	49.9
Other current liabilities	411.2	364.1
Total current liabilities	1,480.3	1,658.8
Debt, net of current portion	5,276.7	5,923.3
Deferred income tax liabilities	612.8	731.4
Other liabilities	350.3	295.4
Total liabilities	7,720.1	8,608.9
Commitments and contingencies (see note 12)
Stockholders’ equity:
Common stock including paid-in capital, 676.6 and 674.3 shares issued and outstanding	3,830.1	3,785.3
Accumulated earnings	1,491.5	1,170.4
Accumulated other comprehensive loss	(69.0)	(100.3)
Total stockholders’ equity	5,252.6	4,855.4
Total liabilities and stockholders’ equity	$12,972.7	$13,464.3

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of operations

(in millions, except per share data)	Year ended December 31,
	2023	2022	2021
Net sales	$6,967.2	$7,512.4	$7,386.1
Cost of sales	4,603.4	4,909.6	4,883.4
Gross profit	2,363.8	2,602.8	2,502.7
Selling, general and administrative expenses	1,506.6	1,472.6	1,530.5
Impairment charges	160.8	—	—
Operating income	696.4	1,130.2	972.2
Interest expense, net	(284.8)	(265.8)	(217.4)
Loss on extinguishment of debt	(6.9)	(12.5)	(12.4)
Other income (expense), net	5.8	(0.8)	10.6
Income before income taxes	410.5	851.1	753.0
Income tax expense	(89.4)	(164.6)	(180.4)
Net income	321.1	686.5	572.6
Accumulation of yield on preferred stock	—	(24.2)	(64.6)
Net income available to common stockholders	$321.1	$662.3	$508.0
Earnings per share:
Basic	$0.48	$1.02	$0.86
Diluted	$0.47	$1.01	$0.85
Weighted average shares outstanding:
Basic	675.6	650.9	590.5
Diluted	678.4	679.4	599.6

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of comprehensive income or loss

(in millions)	Year ended December 31,
	2023	2022	2021
Net income	$321.1	$686.5	$572.6
Other comprehensive income (loss):
Foreign currency translation — unrealized gain (loss)	38.3	(102.0)	(62.8)
Derivative instruments:
Unrealized gain (loss)	21.3	33.1	(1.6)
Reclassification of (gain) loss into earnings	(31.0)	(7.4)	3.5
Activity related to defined benefit plans	(13.6)	46.9	8.0
Other comprehensive income (loss) before income taxes	15.0	(29.4)	(52.9)
Income tax effect	16.3	(27.7)	(12.0)
Other comprehensive income (loss)	31.3	(57.1)	(64.9)
Comprehensive income	$352.4	$629.4	$507.7

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of stockholders’ equity

(in millions)	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated (deficit) earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance on December 31, 2020	20.7	$1,003.7	580.1	$1,737.6	$(88.7)	$21.7	$2,674.3
Comprehensive income (loss)	—	—	—	—	572.6	(64.9)	507.7
Issuances, net of issuance costs	—	—	23.8	967.0	—	—	967.0
Stock-based compensation expense	—	—	—	47.7	—	—	47.7
Accumulation of yield on preferred stock	—	—	—	(64.6)	—	—	(64.6)
Stock option exercises and other common stock transactions	—	—	5.8	64.9	—	—	64.9
Balance on December 31, 2021	20.7	$1,003.7	609.7	$2,752.6	$483.9	$(43.2)	$4,197.0
Comprehensive income (loss)	—	—	—	—	686.5	(57.1)	629.4
Stock-based compensation expense	—	—	—	49.1	—	—	49.1
Accumulation of yield on preferred stock	—	—	—	(24.2)	—	—	(24.2)
Stock option exercises and other common stock transactions	—	—	1.7	4.1	—	—	4.1
Conversion of MCPS into common stock	(20.7)	(1,003.7)	62.9	1,003.7	—	—	—
Balance on December 31, 2022	—	$—	674.3	$3,785.3	$1,170.4	$(100.3)	$4,855.4

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of stockholders’ equity (continued)

(in millions)	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated (deficit) earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance on December 31, 2022	—	$—	674.3	$3,785.3	$1,170.4	$(100.3)	$4,855.4
Comprehensive income	—	—	—	—	321.1	31.3	352.4
Stock-based compensation expense	—	—	—	40.2	—	—	40.2
Stock option exercises and other common stock transactions	—	—	2.3	4.6	—	—	4.6
Balance on December 31, 2023	—	$—	676.6	$3,830.1	$1,491.5	$(69.0)	$5,252.6

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of cash flows

(in millions)	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$321.1	$686.5	$572.6
Reconciling adjustments:
Depreciation and amortization	402.3	405.5	379.2
Impairment charges	160.8	—	—
Stock-based compensation expense	40.5	45.8	50.7
Provision for accounts receivable and inventory	84.5	65.0	44.9
Deferred income tax benefit	(172.4)	(69.1)	(17.7)
Amortization of deferred financing costs	13.0	15.7	16.3
Loss on extinguishment of debt	6.9	12.5	12.4
Foreign currency remeasurement (gain) loss	(2.6)	10.0	6.7
Changes in assets and liabilities:
Accounts receivable	77.0	(45.2)	(111.8)
Inventory	30.3	(112.5)	(129.8)
Accounts payable	(139.6)	15.6	64.9
Accrued interest	0.3	0.1	5.3
Other assets and liabilities	48.6	(179.3)	56.9
Other	(0.7)	(7.0)	3.0
Net cash provided by operating activities	870.0	843.6	953.6
Cash flows from investing activities:
Capital expenditures	(146.4)	(133.4)	(111.1)
Cash paid for acquisitions, net of cash acquired	—	(20.2)	(4,014.1)
Cash proceeds from settlement of cross currency swap	—	42.5	—
Other	2.7	1.5	3.5
Net cash used in investing activities	$(143.7)	$(109.6)	$(4,121.7)

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of cash flows (continued)

(in millions)	Year ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Debt borrowings	$—	$327.2	$2,834.6
Debt repayments	(846.0)	(947.0)	(533.9)
Payments of debt refinancing fees and premiums	(2.3)	(0.6)	(40.6)
Proceeds from issuance of stock, net of issuance costs	—	—	967.0
Payments of dividends on preferred stock	—	(32.4)	(64.6)
Proceeds received from exercise of stock options	18.3	17.3	82.5
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(13.7)	(13.2)	(25.8)
Net cash (used in) provided by financing activities	(843.7)	(648.7)	3,219.2
Effect of currency rate changes on cash and cash equivalents	8.2	(15.5)	(13.2)
Net change in cash, cash equivalents and restricted cash	(109.2)	69.8	37.9
Cash, cash equivalents and restricted cash, beginning of year	396.9	327.1	289.2
Cash, cash equivalents and restricted cash, end of year	$287.7	$396.9	$327.1

The accompanying notes are an integral part of these consolidated financial statements
F-12

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

None of our customers contributed more than 10% to our net sales, and we disclose net sales for the following product categories: proprietary materials & consumables, third party materials & consumables, services & specialty procurement and equipment & instrumentation.
We disclose geographic data for our two largest countries, the United States and Germany, as a percentage of consolidated net sales. No other countries were individually material. We also disclose certain regional data because of differences in geopolitical and / or competitive conditions. We disclose property and equipment by geographic area because many of these assets cannot be readily moved and are illiquid, subjecting them to geographic risk. None of our other long-lived assets are subject to significant geopolitical risk. We do not manage total assets on a segment basis. Segment information about interest expense, income tax expense or benefit and other significant non-cash items are not disclosed because they are not included in the segment profitability measurement nor are they otherwise provided to our chief operating decision maker (“CODM”) on a regular basis.
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

Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation is recognized using the straight-line method over estimated useful lives of three to forty years for buildings and related improvements, three to twenty years for machinery and equipment and three to ten years for capitalized software. Leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the estimated remaining life of the lease. Depreciation is classified as cost of sales or SG&A expense based on the use of the underlying asset.
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

Finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis, with customer relationships amortized over lives of ten to twenty years, tradenames amortized over lives of ten to fifteen years and other finite-lived intangible assets amortized over lives of five to twenty years. Amortization is classified in SG&A expenses. We reevaluate the estimated useful lives of our finite-lived intangible assets annually.
Restructuring and severance charges
Restructuring plans are designed to improve gross margins and reduce operating costs over time. We typically incur up-front charges to implement those plans related to employee severance, facility closure and other actions:
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

Employee benefit plans
Some of our employees participate in defined benefit plans that we sponsor. We present these plans as follows due to their differing geographies, characteristics and actuarial assumptions:
•U.S. plans — The two U.S. plans are closed to participants who joined the Company after 2018, and annual accruals of future pension benefits for participating employees are not material to our financial statements.
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
Income tax regulations can be complex, requiring us to interpret tax law and take positions. Upon audit, tax authorities may challenge our positions. We regularly assess the outcome of potential examinations and only recognize positions that are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs, as a result of information that arises or when a tax position is effectively settled. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of interest expense in our consolidated financial statements.

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
3.    New accounting standards
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures, which amends the existing segment reporting guidance (ASC Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our financial statement disclosures.
Income Taxes
In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures, which amends the existing income taxes guidance (ASC Topic 740) to require additional disclosures surrounding annual rate reconciliation, income taxes paid and other income tax related disclosures.
The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our financial statement disclosures.
Other
There were no other new accounting standards that we expect to have a material impact to our financial position or results of operations upon adoption.
4. Business combinations
Masterflex acquisition
Masterflex is a leading global manufacturer of peristaltic pumps and aseptic single-use fluid transfer technologies. The acquisition strengthened Avantor's offering across all bioproduction and research platforms including monoclonal antibodies (mAbs), cell and gene therapy and mRNA, and supports both therapy and vaccine manufacturing including COVID-19.
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
Ritter acquisition
On June 10, 2021, we completed the acquisition of Ritter for net cash consideration of $1,079.8 million, and contingent consideration with a fair value of $6.1 million on the date of acquisition. Ritter’s current business is focused on providing diagnostic system providers and liquid handling OEMs with robotic fluid handling tips, plates, and other consumables. The combination of our companies expanded our proprietary offerings to our biopharma and healthcare customers and enhance our offerings for critical lab automation workflows. The combined businesses also share similar characteristics including a recurring, specification-driven revenue profile and a consumable-driven portfolio of products produced to exacting standards that enhances our unique customer value proposition.

The purchase consideration is as follows:

(in millions)	June 10, 2021
Cash paid at closing	$1,084.5
Cash acquired	(4.7)
Net cash consideration	1,079.8
Fair value of acquisition contingent consideration	6.1
Purchase price	$1,085.9
The contingent consideration has a maximum potential payout of €300.0 million over three years. The fair value of the contingent consideration was determined using a Monte Carlo simulation as further described in note 21.
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

Asset impairment - Ritter
Persistently high customer inventory in the end markets served by Ritter and an overall slowdown in research activity has caused Ritter’s revenue to decline compared to prior expectations. Due to these sustained declines, we performed an impairment test of the Ritter asset group, which resulted in a fair value that was lower than its carrying value. As a result, we recorded impairment charges of $106.4 million on Ritter’s finite-lived intangible assets and $54.4 million on Ritter’s property, plant and equipment in the second quarter of 2023. These charges impact our Europe reportable segment.
Our impairment test was performed as of June 30, 2023 and utilized our latest estimates of Ritter’s projected cash flows, including revenues, gross margin, SG&A expenses, capital expenditures to maintain the acquired assets, and investments in debt free net working capital, as well as current market assumptions for the discount rate.
We did not identify any further events or changes in circumstances in the year that would represent an impairment triggering event related to the Ritter asset group following the recognition of the impairment during the second quarter of 2023.
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
Proforma disclosures
The following unaudited pro forma combined financial information for the fiscal years ended December 31, 2021 gives effect to the Ritter and Masterflex acquisitions as if they had occurred on January 1, 2020. The pro forma information is not necessarily indicative of the results of operations that actually would have occurred under the ownership and management of the Company.

(in millions)	Year ended December 31, 2021
Revenue	$7,699.2
Net income	609.3

The unaudited pro forma combined financial information presented above includes the accounting effects of the Ritter and Masterflex acquisitions, including, to the extent applicable, amortization charges from acquired intangible assets; depreciation of property, plant and equipment that have been revalued; transaction costs; interest expense; and the related tax effects.
5.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021:

(in millions, except per share data)	Year ended December 31, 2023			Year ended December 31, 2022			Year ended December 31, 2021
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$321.1	675.6	$0.48	$662.3	650.9	$1.02	$508.0	590.5	$0.86
Dilutive effect of stock-based awards	—	2.8		—	5.6		—	9.1
Dilutive impact of MCPS	—	—		24.2	22.9		—	—
Diluted	$321.1	678.4	$0.47	$686.5	679.4	$1.01	$508.0	599.6	$0.85
For the year ended December 31, 2021, diluted earnings per share included accumulation of yield on preferred stock of $64.6 million, and excluded 62.9 million of common stock equivalents under the MCPS because they were anti-dilutive to the calculation.
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
Our intercompany capitalization structure is intended to mitigate substantially all of our net Euro financing exposure in future periods. We expect to record gains and losses related to intercompany borrowings denominated in other currencies. Historically, the remeasurement of borrowings denominated in currencies other than the Euro has not been material.
Impairment testing
On October 1, 2023, we performed quantitative annual impairment testing of goodwill for each of our reporting units. We did not record any impairment charges. Each reporting unit had a fair value that was in excess of its carrying value.

Unfavorable changes to forecasted results and other assumptions used to determine fair values of reporting units or long-lived assets could present a risk of impairment in future periods. We have not recorded any material impairments during the periods presented.
Collective bargaining arrangements
As of December 31, 2023, approximately 5% of our employees in North America were represented by unions, and a majority of our employees in Europe are represented by workers’ councils or unions.
7.    Segment financial information
We report based on three geographic segments based on customer location: the Americas, Europe and AMEA. Each segment manufactures and distributes solutions for the biopharmaceutical, healthcare, education & government and advanced technologies & applied materials industries. Corporate costs are managed on a standalone basis and not allocated to segments.
The following tables present information by reportable segment:

(in millions)	Net sales Year ended December 31,			Adjusted EBITDA Year ended December 31,
	2023	2022	2021	2023	2022	2021
Americas	$4,071.6	$4,471.2	$4,237.4	$912.6	$1,077.3	$978.4
Europe	2,420.4	2,516.5	2,677.3	449.5	524.1	538.5
AMEA	475.2	524.7	471.4	125.3	141.5	113.9
Corporate	—	—	—	(178.3)	(172.2)	(172.2)
Total	$6,967.2	$7,512.4	$7,386.1	$1,309.1	$1,570.7	$1,458.6

(in millions)	Capital expenditures Year ended December 31,			Depreciation and amortization Year ended December 31,
	2023	2022	2021	2023	2022	2021
Americas	$101.4	$88.6	$75.0	$262.9	$260.8	$232.3
Europe	33.4	38.9	33.3	133.0	139.2	140.9
AMEA	11.6	5.9	2.8	6.4	5.5	6.0
Total	$146.4	$133.4	$111.1	$402.3	$405.5	$379.2
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.

The following table presents the reconciliation of Adjusted EBITDA from net income:

(in millions)	Year ended December 31,
	2023	2022	2021
Net income	$321.1	$686.5	$572.6
Interest expense, net	284.8	265.8	217.4
Income tax expense	89.4	164.6	180.4
Depreciation and amortization	402.3	405.5	379.2
Loss on extinguishment of debt	6.9	12.5	12.4
Net foreign currency (gain) loss from financing activities	(3.1)	7.0	1.3
Other stock-based compensation expense (benefit)	0.3	(3.3)	3.0
Acquisition-related expenses[1]	—	—	77.8
Integration-related expenses[2]	7.6	19.2	15.9
Purchase accounting adjustments[3]	—	9.4	6.3
Restructuring and severance charges[4]	26.5	3.5	5.3
Receipt of disgorgement penalty[5]	—	—	(13.0)
Reserve for certain legal matters[6]	7.1	—	—
Impairment charges[7]	160.8	—	—
Transformation expenses[8]	5.4	—	—
Adjusted EBITDA	$1,309.1	$1,570.7	$1,458.6
━━━━━━━━━
1.Represents legal, accounting, investment banking and consulting fees incurred related to the acquisition of acquired companies.
2.Represents non-recurring direct costs incurred with third parties and the accrual of a long-term retention incentive to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
3.Represents the non-cash reduction of contingent consideration related to the Ritter acquisition and the amortization of the purchase accounting adjustment to record Masterflex and Ritter inventory at fair value.
4.Reflects the incremental expenses incurred in the period related to initiatives to increase profitability and productivity. Typical costs included in this caption are employee severance, site-related exit costs, and contract termination costs.
5.As described in note 18 to our consolidated financial statements beginning on F-1 of this report.
6.Represents charges and legal costs in connection with certain litigation and other contingencies that are unrelated to our core operations and not reflective of on-going business and operating results.
7.As described in note 4.
8.Represents non-recurring, incremental expenses directly associated with the Company’s publicly-announced program to transform our operating model.

The following table presents net sales by product category:

(in millions)	Year ended December 31,
	2023	2022	2021
Proprietary materials & consumables	$2,538.4	$2,898.4	$2,548.2
Third party materials & consumables	2,537.3	2,704.1	2,906.3
Services & specialty procurement	963.5	921.0	922.6
Equipment & instrumentation	928.0	988.9	1,009.0
Total	$6,967.2	$7,512.4	$7,386.1
The following table presents information by geographic area:

(in millions)	Net sales Year ended December 31,			Property, plant and equipment, net Year ended December 31,
	2023	2022	2021	2023	2022
United States	$3,705.2	$4,278.1	$3,931.7	$462.1	$417.0
Germany	571.4	478.7	561.7	102.7	152.1
Other countries in Europe	1,849.0	2,037.8	2,115.6	113.4	103.3
All other countries	841.6	717.8	777.1	59.3	54.6
Total	$6,967.2	$7,512.4	$7,386.1	$737.5	$727.0

8.    Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash flow information:

(in millions)	December 31,
	2023	2022
Cash and cash equivalents	$262.9	$372.9
Restricted cash classified as other assets	24.8	24.0
Total	$287.7	$396.9

(in millions)	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Cash paid for income taxes, net	$224.4	$256.9	$144.7
Cash paid for interest, net, excluding financing leases	267.0	242.2	187.0
Cash paid for interest on finance leases	5.1	5.1	5.1
Cash paid under operating leases	43.8	42.9	43.6
Cash flows from financing activities:
Cash paid under finance leases	5.1	4.6	4.7
At December 31, 2023, $249.2 million or 95% of our cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

9.    Inventory
The following table presents components of inventory:

(dollars in millions)	December 31,
	2023	2022
Merchandise inventory	$503.5	$556.1
Finished goods	91.0	117.1
Raw materials	167.2	181.2
Work in process	66.4	59.1
Total	$828.1	$913.5
Inventory under the LIFO method:
Percentage of total inventory	23%	26%
Excess of current cost over carrying value	$42.2	$34.1

10.    Property, plant and equipment
The following table presents the components of property, plant and equipment:

(in millions)	December 31,
	2023	2022
Buildings and related improvements	$426.8	$393.8
Machinery, equipment and other	548.3	522.2
Software	187.3	130.2
Land	55.6	57.8
Assets not yet placed into service	136.4	141.4
Property, plant and equipment, gross	1,354.4	1,245.4
Accumulated depreciation and impairment charges	(616.9)	(518.4)
Property, plant and equipment, net	$737.5	$727.0
Depreciation expense was $94.6 million in 2023, $87.2 million in 2022 and $88.4 million in 2021.

11.    Goodwill and other intangible assets
The following tables present changes in goodwill by segment:

(in millions)	December 31, 2023
	Americas	Europe	AMEA	Total
Beginning balance, net	$3,830.8	$1,787.4	$34.4	$5,652.6
Currency translation	2.9	61.3	(0.1)	64.1
Additions	—	—	—	—
Ending balance, net	3,833.7	1,848.7	34.3	5,716.7
Accumulated impairment losses	21.0	6.7	11.1	38.8
Ending balance, gross	$3,854.7	$1,855.4	$45.4	$5,755.5

(in millions)	December 31, 2022
	Americas	Europe	AMEA	Total
Beginning balance, net	$3,411.4	$1,897.9	$31.8	$5,341.1
Currency translation	(7.7)	(111.1)	(1.5)	(120.3)
Additions	427.1	0.6	4.1	431.8
Ending balance, net	3,830.8	1,787.4	34.4	5,652.6
Accumulated impairment losses	21.0	6.7	11.1	38.8
Ending balance, gross	$3,851.8	$1,794.1	$45.5	$5,691.4
The following table presents the components of other intangible assets:

(in millions)	December 31, 2023			December 31, 2022
	Gross value	Accumulated amortization and impairment[1]	Carrying value	Gross value	Accumulated amortization and impairment[1]	Carrying value
Customer relationships	$4,883.2	$1,670.3	$3,212.9	$4,806.4	$1,333.5	$3,472.9
Trade names	359.7	228.3	131.4	354.4	205.1	149.3
Other	635.5	296.8	338.7	630.9	212.1	418.8
Total finite-lived	$5,878.4	$2,195.4	3,683.0	$5,791.7	$1,750.7	4,041.0
Indefinite-lived			92.3			92.3
Total			$3,775.3			$4,133.3
━━━━━━━━━
1.As of December 31, 2023, accumulated impairment losses on Customer relationships were $65.9 million and on Other were $40.5 million totaling $106.4 million. As of December 31, 2022, there were no accumulated impairment losses.
Amortization expense was $307.7 million in 2023, $318.3 million in 2022 and $290.8 million in 2021.

The following table presents estimated future amortization:

(in millions)	December 31, 2023
2024	$303.5
2025	302.4
2026	300.9
2027	299.4
2028	284.5
Thereafter	2,192.3
Total	$3,683.0

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
Mallinckrodt indemnification
In 2010, New Mountain Capital acquired us from Covidien plc in accordance with a stock purchase agreement dated May 25, 2010. At that time, we were organized as Mallinckrodt Baker, Inc. or MBI. Pursuant to the terms of that agreement, we are entitled to various levels of indemnification with respect to environmental liabilities involving the former MBI operations. In 2013, in connection with the Covidien plc divestiture of Mallinckrodt Group S.a.r.l and Mallinckrodt LLC, together “Mallinckrodt,” and by a second amendment to the stock purchase agreement dated June 6, 2013, but effective upon the consummation of the divestiture, Covidien plc assigned its obligations as described herein to Mallinckrodt, and Mallinckrodt assumed those obligations from Covidien plc subject to a continuing guarantee by Covidien International Finance, S.A (“CIFSA”). As a result of the stock purchase agreement and assignment, Mallinckrodt is contractually obligated to indemnify and defend us for all off-site environmental liabilities (for example, Superfund or CERCLA liabilities) arising from the pre-closing disposal of chemicals or wastes by former MBI operations.
In connection with environmental liabilities arising from pre-closing noncompliance with environmental laws, Mallinckrodt became contractually obligated to reimburse us for a percentage of the total liability, with such reimbursements made through disbursements from a $30.0 million environmental escrow established at the time of the closing. Specifically, Mallinckrodt became responsible for reimbursement of 80% of the total costs up to $40.0 million of such environmental liabilities. Mallinckrodt became responsible for reimbursement of 50% of the next $40.0 million of such environmental liabilities. If such environmental liabilities exceed $80.0 million in the aggregate, Mallinckrodt became responsible for reimbursement of 100% of such liabilities up to the next $30.0 million in the aggregate. Currently, reimbursements are 80% of the amounts spent by us, with reimbursements and settlements to date exceeding $12.0 million. In addition, in connection with operation and maintenance activities required pursuant to administrative consent orders and subsequently issued remedial action permits involving our Phillipsburg, New Jersey, facility, amounts in excess of a small annual threshold are also subject to reimbursement, currently at the 80% level.
In 2023, Mallinckrodt initiated bankruptcy proceedings under Chapter 11 of the Bankruptcy Code and notified us that it was seeking to reject the 2010 stock purchase agreement and its obligations thereunder. We have disputed the effectiveness of Mallinckrodt’s attempted use of its bankruptcy proceeding to reject the agreement and believe their indemnity obligations are ongoing. As noted above, Mallinckrodt’s obligations under the 2010 stock purchase agreement were guaranteed by CIFSA and we have demanded CIFSA honor its obligations under the guaranty.
Other noteworthy matters
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. This matter is covered by the indemnification arrangement previously described. At December 31, 2023, our accrued obligation under this order is $2.5 million, which is calculated based on expected cash payments discounted at rates ranging from 3.8% to 4.8% between 2023 and 2045. The undiscounted amount of that obligation is $3.8 million.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At December 31, 2023, our balance sheet includes a liability of $1.1 million for remediation and monitoring costs. That liability is estimated primarily on discounted expected remediation payments and is not materially different from its undiscounted amount.
Manufacture and sale of products
Our business involves risk of product liability, patent infringement and other claims in the ordinary course of business arising from the products that we produce ourselves or obtain from our suppliers, as well as from the services we provide. Our exposure to such claims may increase to the extent that we expand our manufacturing operations or service offerings.
We maintain insurance policies to protect us against these risks as well as product liability insurance. In many cases the suppliers of products we distribute have indemnified us against such claims. Our insurance coverage or indemnification agreements with suppliers may not be adequate in all pending or any future cases brought against us. Furthermore, our ability to recover under any insurance or indemnification arrangements is subject to the financial viability of our insurers, our suppliers and our suppliers’ insurers, as well as legal enforcement under the local laws governing the arrangements.
We have entered into indemnification agreements with customers of our self-manufactured products to protect them from liabilities and losses arising from our negligence, willful misconduct or sale of defective products. To date, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

Litigation
At December 31, 2023, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

13.    Debt
The following table presents information about our debt:

(dollars in millions)	December 31, 2023			December 31, 2022
	Interest terms	Rate	Amount
Receivables facility	SOFR[1] plus 0.80%	6.25%	$221.0	$327.2
Senior secured credit facilities:
Euro term loans B-4	EURIBOR plus 2.50%	6.34%	630.1	636.7
Euro term loans B-5	EURIBOR plus 2.00%	5.84%	350.4	342.0
U.S. dollar term loans B-5	SOFR[1] plus 2.25%	7.71%	787.6	1,488.3
2.625% secured notes	fixed rate	2.625%	718.7	694.5
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% unsecured notes	fixed rate	3.875%	442.3	427.3
4.625 % unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			68.3	68.9
Other			11.6	14.2
Total debt, gross			5,580.0	6,349.1
Less: unamortized deferred financing costs			(43.4)	(61.6)
Total debt			$5,536.6	$6,287.5
Classification on balance sheets:
Current portion of debt			$259.9	$364.2
Debt, net of current portion			5,276.7	5,923.3
━━━━━━━━━
1.SOFR includes credit spread adjustment.
The following table presents mandatory future repayments of debt principal:

(in millions)	December 31, 2023
2024[1]	$259.9
2025	757.0
2026	377.0
2027	738.1
2028	2,601.1
Thereafter	846.9
Total debt, gross	$5,580.0

1.Includes $221.0 million of outstanding borrowings on our receivables facility.
Interest expense, net includes interest income of $65.2 million, $15.9 million and $1.9 million for the year ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively. The interest income for the year ended December 31, 2023 and December 31, 2022 primarily relates to income on our interest rate swaps and cross currency swaps. Refer to note 20 to the consolidated financial statements for more information.
Credit facilities
The following table presents availability under our credit facilities:

(in millions)	December 31, 2023
	Receivables facility	Revolving credit facility	Total
Capacity	$335.0	$975.0	$1,310.0
Undrawn letters of credit outstanding	(15.4)	—	(15.4)
Outstanding borrowings	(221.0)	—	(221.0)
Unused availability	$98.6	$975.0	$1,073.6
Current availability under the receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. At December 31, 2023, $535.4 million of accounts receivable were available as collateral under the facility.
In June 2023, we amended the revolving credit facility to increase its funding limit up to $975.0 million and extended the term to June 29, 2028. We capitalized $2.3 million of fees in connection with this transaction.
In June 2023, the Company entered into an Amendment to the Receivables Purchase Agreement to increase the Delinquency Ratio cap from 13.0% to 16.0%.
Receivables facility
The receivables facility is with a commercial bank and functions like a line of credit. On October 25, 2022, we amended the receivables facility to increase its funding limit up to $400.0 million and extended the term to October 27, 2025. The fees to complete this transaction were not material. Borrowings are secured by accounts receivable which are sold by certain of our domestic subsidiaries to a separate consolidated subsidiary. As a result, those receivables are not available to satisfy the claims of other creditors. We bear the risk of collection on those receivables and account for the receivables facility as a secured borrowing.
The receivables facility includes representations and covenants that we consider usual and customary, including a financial covenant. That covenant becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. When applicable, we may not have total borrowings in excess of a pro forma net leverage ratio, as defined. This covenant was not applicable at December 31, 2023.
Senior secured credit facilities
On December 31, 2023, the senior secured credit facilities consist of a $975.0 million revolving credit facility that matures on June 29, 2028, a $787.6 million term loan facility that matures on November 8, 2027, a $350.4 million term loan facility that matures on June 10, 2026 and a $630.1 million term loan facility that matures on June 10, 2028. The revolving credit facility allows us to issue letters of credit and also to issue short term notes. Borrowings under the facilities are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of their assets except for the accounts receivable that secure the receivables facility.
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
We may also prepay the term loans at our option. In 2023 and 2022, we made optional prepayments of $21.5 million and $124.0 million, respectively, of Euro term loans and $680.0 million and $782.4 million, respectively, of U.S. dollar term loans. In connection with the 2023 and 2022 prepayments, we recorded losses on extinguishment of debt of $6.9 million and $12.5 million, respectively, for the proportional write-off of the related unamortized deferred financing costs.
During the second quarter of 2023, we also amended our U.S. dollar term loan B-5 from LIBOR based floating rate interest to SOFR based floating rate interest. This amendment was done in accordance with ASC 848 and had no impact on the financial statements. The Company is applying optional expedients and exceptions to certain contract modifications and hedging relationships as permitted under ASU 2020-04 and 2022-06.
The senior secured credit facilities contain certain other customary covenants, including a financial covenant. That covenant becomes applicable in periods when we have drawn more than 35% of our revolving credit facility. When applicable, we may not have total borrowings in excess of a pro forma net leverage ratio, as defined. This covenant was not applicable at December 31, 2023.
14.    Equity
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

15.    Accumulated other comprehensive income (loss)
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance on December 31, 2020	$51.8	$(1.0)	$(29.1)	$21.7
Unrealized (loss) gain	(62.8)	(1.6)	7.9	(56.5)
Reclassification of loss into earnings	—	3.5	0.1	3.6
Change due to income taxes	(8.2)	(0.5)	(3.3)	(12.0)
Balance on December 31, 2021	(19.2)	0.4	(24.4)	(43.2)
Unrealized (loss) gain	(102.0)	33.1	47.9	(21.0)
Reclassification of gain into earnings	—	(7.4)	(1.0)	(8.4)
Change due to income taxes	(10.1)	(6.2)	(11.4)	(27.7)
Balance on December 31, 2022	(131.3)	19.9	11.1	(100.3)
Unrealized gain (loss)	38.3	21.3	(7.7)	51.9
Reclassification of gain into earnings	—	(31.0)	(5.9)	(36.9)
Change due to income taxes	10.2	2.4	3.7	16.3
Balance on December 31, 2023	$(82.8)	$12.6	$1.2	$(69.0)
The reclassifications effects shown above were immaterial to the financial statements and were made to either cost of sales, selling, general and administrative expense or interest expense depending upon the nature of the underlying transaction. The income tax effects in 2023 and 2022 on foreign currency translation were due to our net investment hedge and cross-currency swap discussed in note 20.
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

The following table presents changes in benefit obligations and plan assets and the funded status of our plans:

(in millions)	U.S. pension plans Year ended December 31,		Non-U.S. pension plans Year ended December 31,		U.S. medical plan Year ended December 31,
	2023	2022	2023	2022	2023	2022
Benefit obligation:
Beginning balance	$168.7	$230.1	$179.3	$291.6	$10.2	$14.9
Service cost	2.9	3.4	3.1	4.1	0.1	0.1
Interest cost	8.6	5.3	7.2	3.3	0.5	0.3
Employee contributions	—	—	1.4	1.2	—	—
Actuarial loss (gain)	1.6	(54.4)	12.7	(92.6)	0.2	(4.7)
Benefits paid	(13.1)	(15.7)	(6.1)	(5.6)	(0.4)	(0.4)
Settlements and curtailments	(4.1)	—	(8.7)	(1.5)	—	—
Currency translation	—	—	10.1	(21.1)	—	—
Other	—	—	1.7	(0.1)	—	—
Ending balance	164.6	168.7	200.7	179.3	10.6	10.2
Fair value of plan assets:
Beginning balance	211.4	268.9	118.6	182.8	—	—
Return (loss) on plan assets	15.7	(42.5)	4.2	(49.4)	—	—
Employer contributions	0.7	0.7	5.8	5.6	0.4	0.4
Employee contributions	—	—	1.4	1.2	—	—
Benefits paid	(13.1)	(15.7)	(6.1)	(5.6)	(0.4)	(0.4)
Settlements and curtailments	—	—	(8.7)	(1.5)	—	—
Currency translation	—	—	7.6	(14.7)	—	—
Other	—	—	2.0	0.2	—	—
Ending balance	214.7	211.4	124.8	118.6	—	—
Funded status at end of year	$50.1	$42.7	$(75.9)	$(60.7)	$(10.6)	$(10.2)

The following table presents other balance sheet information for defined benefit plans:

(in millions)	U.S. pension plans December 31,		Non-U.S. pension plans December 31,		U.S. medical plan December 31,
	2023	2022	2023	2022	2023	2022
Accumulated benefit obligation	$164.5	$164.0	$197.6	$176.5	$10.6	$10.0
Amounts recorded in balance sheet:
Other assets	$58.1	$47.8	$3.9	$4.3	$—	$—
Other current liabilities	(0.7)	(0.7)	(3.6)	(2.8)	(0.7)	(0.8)
Other liabilities	(7.3)	(4.4)	(76.2)	(62.2)	(9.9)	(9.4)
Funded status	$50.1	$42.7	$(75.9)	$(60.7)	$(10.6)	$(10.2)
Components of AOCI, excluding tax effects:
Actuarial (loss) gain	$(10.1)	$(16.1)	$5.4	$21.0	$9.4	$10.8
Prior service gain	—	—	1.4	1.2	—	—
The following table presents the assumptions used to determine the benefit obligation:

	U.S. pension plans December 31,		Non-U.S. pension plans December 31,		U.S. medical plan December 31,
	2023	2022	2023	2022	2023	2022
Discount rate	5.1%	5.4%	3.6%	4.1%	5.1%	5.4%
Annual rate of salary increase	3.5%	3.5%	2.2%	1.9%	—	—
Health care cost trends:
Initial rate	n/a	n/a	n/a	n/a	7.2%	5.9%
Ultimate rate	n/a	n/a	n/a	n/a	4.0%	4.0%
Year ultimate rate is reached	n/a	n/a	n/a	n/a	2048	2046

The discount rate continues to be the primary driver for changes in the projected benefit obligation. The decreases in discount rates in 2023 caused most of the actuarial losses in the U.S. and Non-U.S. pension plan projected benefit obligations but were offset by experience gains in the U.S. In 2022 , the increase in discount rates was the primary reason for the gains on projected benefit obligations. The actuarial gains in the U.S. medical plan in 2023 were primarily driven by the decrease in the discount rate and also the increase in the claims trend assumption and were offset by favorable experience gains; in 2022 the increase in the discount rate was the primary reason for the actuarial gains.

The following table presents future benefits expected to be paid:

(in millions)	December 31, 2023
	U.S. pension plans	Non-U.S. pension plans	U.S. medical plan
2024	$12.5	$8.4	$0.7
2025	12.8	9.4	0.8
2026	12.9	9.4	0.8
2027	12.8	10.1	0.9
2028	12.5	10.0	0.9
2029 – 2033	59.9	58.3	4.5
We do not expect to make any material contributions to our defined benefit plans in 2024.
The following table presents the allocation of plan assets:

(in millions)	December 31, 2023					December 31, 2022
	Total	Level 1	Level 2	Level 3	NAV[1]	Total	Level 1	Level 2	Level 3	NAV[1]
U.S. plans:
Cash	$4.2	$4.2	$—	$—	$—	$5.2	$5.2	$—	$—	$—
Fixed income	167.2	—	167.2	—	—	164.5	—	164.5	—	—
Equity	43.3	—	43.3	—	—	41.7	—	41.7	—	—
Total	$214.7	$4.2	$210.5	$—	$—	$211.4	$5.2	$206.2	$—	$—
Non-U.S. plans:
Cash	$0.6	$0.6	$—	$—	$—	$0.7	$0.7	$—	$—	$—
Fixed income	46.6	—	46.6	—	—	46.1	—	46.1	—	—
Equity	10.1	—	10.1	—	—	8.9	—	8.9	—	—
Other	21.8	—	6.6	—	15.2	19.5	—	6.3	—	13.2
Insurance contracts	45.7	—	—	45.7	—	43.4	—	—	43.4	—
Total	$124.8	$0.6	$63.3	$45.7	$15.2	$118.6	$0.7	$61.3	$43.4	$13.2
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
The following table presents changes to plan assets of non-U.S. plans that were measured using unobservable inputs:

(in millions)	Year ended December 31,
	2023	2022
Beginning balance	$43.4	$41.4
Purchases	6.5	4.1
Actual returns	1.8	0.5
Settlements	(9.4)	(1.5)
Currency translation	3.4	(1.1)
Ending balance	$45.7	$43.4

17.    Stock-based compensation
The following table presents components of stock-based compensation expense:

(in millions)	Classification	Year ended December 31,
		2023	2022	2021
Stock options	Equity	$13.7	$16.0	$18.8
RSUs	Equity	25.5	31.7	26.8
Other	Both	1.3	(1.9)	5.1
Total		$40.5	$45.8	$50.7
Award classification:
Equity		$40.2	$49.1	$47.7
Liability		0.3	(3.3)	3.0
At December 31, 2023, unvested awards have remaining expense of $74.3 million to be recognized over a weighted average period of 1.7 years.
We recognized a reduction to income tax expense as a result of tax benefits associated with our stock-based compensation plans of $5.0 million, $10.3 million and $30.0 million, in 2023, 2022 and 2021, respectively.
Our stock-based compensation awards have been issued under a succession of plans sponsored by the ultimate parent of our business, which is currently Avantor, Inc. In connection with the IPO, we adopted the 2019 Plan. The 2019 Plan provides for up to 23.5 million shares of common stock to be issued in the form of stock options, restricted stock units or other equity-based awards or cash-based awards. The 2019 Plan also provides for 1% annual increases to the number of shares of common stock available for issuance unless reduced by our Board of Directors. At December 31, 2023, 31.1 million shares were available for future issuance. The 2019 Plan will automatically terminate on May 17, 2029, and no award may be granted after this date.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance on December 31, 2022	16.1	$20.90
Granted	2.2	23.49
Exercised	(1.0)	14.49
Forfeited	(0.9)	25.71
Balance on December 31, 2023	16.4	$21.37	$43.9	5.5 years
Expected to vest	3.9	24.74	4.5	8.3 years
Vested	12.5	20.32	39.4	4.6 years
During 2023, we granted stock options that have a contractual life of ten years and will vest annually over four years, subject to the recipient continuously providing service to us through each such date.
The following table presents weighted-average information about stock options granted:

	Year ended December 31,
	2023	2022	2021
Grant date fair value per option	$9.64	$11.09	$8.63
Assumptions used to determine grant date fair value:
Expected stock price volatility	33%	31%	29%
Risk free interest rate	4.1%	2.2%	1.1%
Expected dividend rate	nil	nil	nil
Expected life of options	6.2 years	6.3 years	6.3 years

The following table presents other information about stock options:

(in millions)	Year ended December 31,
	2023	2022	2021
Fair value of options vested	$14.2	$15.4	$17.2
Intrinsic value of options exercised	7.1	10.1	74.9
RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance on December 31, 2022	4.2	$24.29
Granted	1.9	25.69
Vested	(1.7)	19.05
Forfeited	(0.4)	29.50
Balance on December 31, 2023	4.0	$26.35
During 2023, we granted restricted stock units that will vest annually over three to four years, subject to the recipient continuously providing service to us through each such date. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. We recorded expense on such awards of $3.1 million, $7.3 million and $7.4 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
The fair value of RSUs that vested in 2023, 2022 and 2021 was $29.5 million, $20.9 million and $27.5 million, respectively.
18.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Year ended December 31,
	2023	2022	2021
Net foreign currency gain (loss) from financing activities	$3.1	$(7.0)	$(1.3)
Income related to defined benefit plans	2.6	6.0	10.4
Other	0.1	0.2	1.5
Other income (expense), net	$5.8	$(0.8)	$10.6
Most of the net foreign currency remeasurement gain (loss) from financing activities was caused by the volatility of the U.S. dollar on unhedged intercompany loan positions as disclosed in note 6. The income related to defined benefit plans includes expected returns on defined benefit plan assets, partially offset by interest cost on defined benefit plan obligations. During the year ended December 31, 2021, we recognized $13.0 million of other income related to the disgorgement of disallowed trading profits from Goldman Sachs, which was a related party until December 31, 2020 and expensed $11.9 million of debt issuance costs related to the issuance of an additional $900.0 million under our term loan facility.

19.    Income taxes
The following table presents detail about captions appearing on the statements of operations:

(in millions)	Year ended December 31,
	2023	2022	2021
Income (loss) before income taxes:
United States	$527.6	$618.0	$555.0
Foreign	(117.1)	233.1	198.0
Total	$410.5	$851.1	$753.0
Current income tax (expense) benefit:
Federal	$(110.7)	$(119.9)	$(74.0)
State	(35.5)	(32.2)	(32.3)
Foreign	(115.6)	(81.6)	(91.8)
Subtotal	(261.8)	(233.7)	(198.1)
Deferred income tax (expense) benefit:
Federal	18.9	18.0	(11.6)
State	0.9	4.4	(1.9)
Foreign	152.6	46.7	31.2
Subtotal	172.4	69.1	17.7
Income tax expense	$(89.4)	$(164.6)	$(180.4)
The following table reconciles the income tax provision calculated at the United States federal corporate rate to the amounts presented in the statements of operations:

(in millions)	Year ended December 31,
	2023	2022	2021
Income before income taxes	$410.5	$851.1	$753.0
United States federal corporate rate	21%	21%	21%
Income tax expense at federal corporate rate	(86.2)	(178.7)	(158.2)
State income taxes, net of federal benefit	(27.3)	(23.3)	(27.0)
Rate changes related to foreign jurisdictions	1.5	1.3	(9.7)
Stock-based compensation	0.1	3.5	14.5
Foreign taxes	38.7	12.8	1.4
Valuation allowance	(22.1)	4.8	4.1
Changes to uncertain tax positions	(0.9)	1.1	(10.7)
Foreign-derived intangible income	17.1	12.1	8.2
Transaction costs	—	—	(2.1)
Executive Compensation Limitation	(6.1)	—	—
Other, net	(4.2)	1.8	(0.9)
Income tax expense	$(89.4)	$(164.6)	$(180.4)

Deferred taxes
The following table presents the components of deferred tax assets and liabilities:

(in millions)	December 31,
	2023	2022
Deferred tax assets:
Reserves and accrued expenses	$50.8	$61.7
Pension, postretirement and environmental liabilities	3.0	1.1
Net operating loss and deferred deductions	451.3	325.7
Other	22.9	6.1
Deferred tax assets, gross	528.0	394.6
Less: valuation allowances	(206.1)	(179.7)
Deferred tax assets, net	321.9	214.9
Deferred tax liabilities:
Intangibles	(741.3)	(810.4)
Property, plant and equipment	(40.9)	(51.3)
Investment in partnerships	(51.2)	(44.1)
Other	(1.2)	—
Deferred tax liabilities	(834.6)	(905.8)
Net deferred tax liability	$(512.7)	$(690.9)
Classification on balance sheets:
Other assets	$100.1	$40.5
Deferred income tax liabilities	(612.8)	(731.4)
The increase (decrease) to the valuation allowance was $26.4 million in 2023, $(7.9) million in 2022 and $(22.3) million in 2021.
At December 31, 2023, $159.6 million of the valuation allowances presented above relate to foreign net operating loss carryforwards that are not expected to be realized. We evaluate the realization of deferred tax assets by considering such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of any such reversals will influence the extent of tax benefits recognized in a particular year. Should applicable losses, credits and deductions ultimately be realized, the resulting reduction in the valuation allowance would generally be recognized as an income tax benefit.
Uncertain tax positions
We file federal income tax returns in the United States and other tax returns in various states and international jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. In these cases, we evaluate our tax position using the recognition threshold and the measurement analysis in accordance with the accounting guidance. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit recognized in our financial statements. Tax years are subject to examination in the United States since 2017 at the federal level, since 2015 for certain states and in certain international jurisdictions since 2013.

The following table reflects changes to the reserve for uncertain tax positions, excluding accrued interest and penalties:

(in millions)	Year ended December 31,
	2023	2022	2021
Beginning balance	$51.8	$55.3	$46.7
Additions:
Tax positions related to the current year	—	1.2	5.1
Tax positions related to prior years	65.2	—	7.3
Reductions:
Settlements with taxing authorities	(6.3)	(0.1)	(0.9)
Lapse of statutes of limitations	(4.5)	(2.4)	(1.6)
Currency translation	0.7	(2.2)	(1.3)
Ending balance	$106.9	$51.8	$55.3
At December 31, 2023, December 31, 2022 and December 31, 2021, the total amount of unrecognized tax benefits that, if recognized, would reduce income tax expense and the effective tax rate by $50.8 million, $51.8 million and $55.3 million, respectively.
Accrued interest and penalties related to the reserve for uncertain tax positions were $8.2 million at December 31, 2023, $6.7 million at December 31, 2022 and $5.3 million at December 31, 2021. We believe that it is reasonably possible that the reserve for uncertain tax positions could decrease by up to $22.0 million over the next twelve months.
The development of reserves for uncertain tax positions requires judgments about tax issues, potential outcomes and the timing of settlement discussions with tax authorities. If we were to prevail on all uncertain tax positions, we would recognize an income tax benefit.
Other matters
Undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested amount to $2,727.6 million at December 31, 2023. In addition to the one-time transition tax imposed on all accumulated foreign undistributed earnings through December 31, 2017, undistributed earnings of foreign subsidiaries as of December 31, 2023 may still be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. We assert indefinite reinvestment related to investments in foreign subsidiaries. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation.
At December 31, 2023, we had federal net operating loss carryforwards of $16.2 million that have indefinite expirations and state net operating loss carryforwards of $118.7 million that expire at various times through 2040. In addition, we had foreign net operating loss carryforwards of $705.5 million, which predominantly have indefinite expirations.
At December 31, 2023, we had a remaining transition tax payable imposed by the Tax Cuts and Jobs Act of 2017 of $34.8 million, of which $15.5 million is payable in 2024.

20.    Derivative and hedging activities
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $14.9 million will be reclassified as a reduction to interest expense.
As of December 31, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

(dollars in millions)
Interest rate derivative	Number of instruments	Notional
Interest rate swaps	2	$850.0
Effect of cash flow hedge accounting on AOCI

The table below presents the effect of cash flow hedge accounting on AOCI for the years ended December 31, 2023 and 2022.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) reclassified from AOCI into income	Amount of gain or (loss) reclassified from AOCI into income
	Year ended December 31,			Year ended December 31,
	2023	2022		2023	2022
Interest rate products	8.4	24.3	Interest expense, net	18.0	(1.9)
Total	$8.4	$24.3		$18.0	$(1.9)
Effect of cash flow hedge accounting on the income statement
The table below presents the effect of our derivative financial instruments on the statement of operations for the years ended December 31, 2023 and 2022.

	Year ended December 31,
	2023	2022
(in millions)	Interest expense, net	Interest expense, net
Total amounts of line items presented in the statements of operations where the effects of cash flow hedges are recorded	$(284.8)	$(265.8)
Amount of gain (loss) reclassified from AOCI into income	$18.0	$(1.9)
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
As of December 31, 2023, we had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

(value in millions)
Foreign currency derivative	Number of instruments	Notional sold	Notional purchased
Cross-currency swaps	1	€732.1	$750.0
Effect of net investment hedges on AOCI and the income statement
The table below presents the effect of our net investment hedges on AOCI and the statement of operations for the years ended December 31, 2023 and 2022.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)
	Year ended December 31,			Year ended December 31,
	2023	2022		2023	2022
Cross currency swaps	$(21.1)	$30.6	Interest expense, net	$12.7	$9.7
Total	$(21.1)	$30.6		$12.7	$9.7
The Company did not reclassify any other deferred gains or losses related to cash flow hedge from accumulated other comprehensive income (loss) to earnings for the years ended December 31, 2023 and 2022.
The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2023 and 2022.:

	Asset derivatives				Liability derivatives
	December 31,				December 31,
	2023		2022		2023		2022
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate products	Other current assets	$16.6	Other current assets	$26.2	Other current liabilities	$—	Other current liabilities	$—
Foreign exchange products	Other current assets	—	Other current assets	—	Other current liabilities	(55.2)	Other current liabilities	(21.4)
Total		$16.6		$26.2		$(55.2)		$(21.4)
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
Net investment hedge effectiveness is assessed based upon the change in the spot rate of the foreign currency denominated debt. The critical terms of the foreign currency notes match the portion of the net investments designated as being hedged. At December 31, 2023, the net investment hedge was equal to the designated portion of the European operations and was considered to be perfectly effective.
The accumulated gain related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of AOCI was $9.3 million and $24.3 million as of December 31, 2023 and December 31, 2022, respectively.
The amount of loss (gain) related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income is presented below:

(in millions)	Year ended December 31,
	2023	2022	2021
Net investment hedges	$15.0	$(27.8)	$(34.1)
21.    Financial instruments and fair value measurements
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt, contingent consideration arrangements and derivatives.
Certain financial and non-financial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. As discussed in note 4, during the second quarter of 2023, property, plant and equipment, customer relationships and developed technology related to the Ritter asset group were deemed to be impaired and their carrying values were reduced to estimated fair values of $25.9 million, $31.4 million and $19.3 million, respectively. This was the result of an impairment charge of $160.8 million. The

Company estimates the fair value of the Ritter asset group using Level 3 inputs, which included a discounted cash flow analysis.
Assets and liabilities for which fair value is only disclosed
The carrying amount of cash and cash equivalents was the same as its fair value and is a level 1 measurement. The carrying amounts for trade accounts receivable and accounts payable approximated fair value due to their short-term nature and are level 2 measurements.
The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	December 31, 2023		December 31, 2022
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$221.0	$221.0	$327.2	$327.2
Senior secured credit facilities:
Euro term loans B-4	630.1	630.9	636.7	627.5
Euro term loans B-5	350.4	351.1	342.0	340.7
U.S. dollar term loans B-5	787.6	791.0	1,488.3	1,485.5
2.625% secured notes	718.7	705.3	694.5	658.5
3.875% unsecured notes	800.0	727.3	800.0	672.0
3.875% unsecured notes	442.3	434.3	427.3	396.5
4.625 % unsecured notes	1,550.0	1,489.1	1,550.0	1,407.6
Finance lease liabilities	68.3	68.3	68.9	68.9
Other	11.6	11.6	14.2	14.2
Total	$5,580.0	$5,429.9	$6,349.1	$5,998.6
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

The following table presents changes to contingent consideration liabilities:

(in millions)	Year ended December 31,
	2023	2022
Beginning balance	$1.2	$5.7
Acquisitions	—	—
Changes to estimated fair value	—	(4.4)
Cash payments	—	—
Currency translation	—	(0.1)
Ending balance	$1.2	$1.2
We estimated the fair value of contingent consideration on a recurring basis using the average of probability-weighted potential payments specified in the purchase agreements, which were level 3 measurements. The significant assumptions used in these calculations include forecasted results and the estimated likelihood for each performance scenario.
22.    Leases
The following table presents lease assets and liabilities and their balance sheet classification:

(in millions)	Classification	December 31,
		2023	2022
Operating leases:
Lease assets	Other assets	$120.7	$118.7
Current portion of liabilities	Other current liabilities	36.2	35.6
Liabilities, net of current portion	Other liabilities	88.5	86.6
Finance leases:
Lease assets	Property, plant and equipment, net	52.3	55.3
Current portion of liabilities	Current portion of debt	5.5	4.3
Liabilities, net of current portion	Debt, net of current portion	62.8	64.7
The following tables present information about lease expense:

(in millions)	Year ended December 31,
	2023	2022	2021
	(1,2)	(1,2)	(1,2)
Operating lease expense	$52.5	$48.5	$48.2
Finance lease expense	11.6	10.7	11.1
Total	$64.1	$59.2	$59.3

(1)Operating lease expense for 2023 and 2022 includes $7.8 million and $7.9 million, respectively, classified as cost of sales and $44.7 million and $40.6 million classified as SG&A expenses, respectively.
(2)Finance lease expense consists primarily of amortization of finance lease assets that is classified as SG&A expenses.

	December 31,
	2023	2022
Weighted average remaining lease term:
Operating leases	6.6 years	6.3 years
Finance leases	11.7 years	12.7 years
Weighted average discount rate:
Operating leases	4.4%	3.9%
Finance leases	7.9%	7.8%
The following table presents future payments due under leases reconciled to lease liabilities:

(in millions)	December 31, 2023
	Operating leases	Finance leases
2024	$40.5	$10.4
2025	28.4	9.5
2026	20.2	8.9
2027	13.0	8.2
2028	8.7	8.1
Thereafter	33.4	65.4
Total undiscounted lease payments	144.2	110.5
Difference between undiscounted and discounted lease payments	(19.5)	(42.2)
Lease liabilities	$124.7	$68.3

23.    Subsequent Events
As announced at our Investor Day in December 2023, the company has changed its operating model and reporting segment structure effective January 1, 2024. The company's new reporting segments, Laboratory Solutions and Bioscience Production, are product-based rather than our former segment structure which was geographically-focused.
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

Avantor, Inc.
Condensed unconsolidated balance sheets

(in millions)	December 31,
	2023	2022
Assets
Investment in unconsolidated subsidiaries	$5,252.6	$4,855.4
Total assets	$5,252.6	$4,855.4
Stockholders’ equity
Common stock including paid-in capital, 676.6 and 674.3 shares outstanding	3,830.1	3,785.3
Accumulated earnings	1,491.5	1,170.4
Accumulated other comprehensive loss	(69.0)	(100.3)
Total stockholders’ equity	$5,252.6	$4,855.4
Avantor, Inc.
Condensed unconsolidated statements of cash flows

(in millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Cash flows from investing activities:
Contribution (to) from unconsolidated subsidiaries	$(4.6)	$28.3	$(967.3)
Net cash (used in) provided by investing activities	(4.6)	28.3	(967.3)
Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	—	—	967.0
Payments of dividends on preferred stock	—	(32.4)	(64.6)
Contribution from unconsolidated subsidiaries	—	—	—
Proceeds received from exercise of stock options, net of shares repurchased to satisfy employee tax obligations for vested stock-based awards	4.6	4.1	64.9
Net cash provided by (used in) financing activities	4.6	(28.3)	967.3
Net change in cash and cash equivalents	—	—	—
Cash, cash equivalents and restricted cash, beginning of year	—	—	—
Cash, cash equivalents and restricted cash, end of year	$—	$—	$—

25.    Valuation and qualifying accounts
The following table presents changes to our valuation and qualifying accounts:

(in millions)	Allowance for expected credit losses	Valuation allowances on deferred tax assets
Balance on December 31, 2020	$26.2	$209.9
Charged to costs and expenses	3.6	(9.4)
Deductions(1)	(2.6)	—
Currency translation	(0.8)	(12.9)
Balance on December 31, 2021	26.4	187.6
Charged to costs and expenses	6.9	2.7
Deductions(1)	(3.7)	—
Currency translation	(1.4)	(10.6)
Balance on December 31, 2022	28.2	179.7
Charged to costs and expenses	15.3	20.2
Deductions(1)	(9.2)	—
Currency translation	0.7	6.2
Balance on December 31, 2023	$35.0	$206.1

(1)For the allowance for expected credit losses, deductions represent bad debts charged off, net of recoveries, and other additions represent recoveries, net of bad debts charged off.