Form 10-Q
period 2024-03-31
Avantor, Inc.
filed 2024-04-26
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On April 22, 2024, 679,266,323 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended March 31, 2024

i

Glossary

Description
we, us, our	Avantor, Inc. and its subsidiaries
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Adjusted Operating Income	our earnings or loss before interest, taxes, amortization and certain other adjustments
Annual Report	our annual report on Form 10-K for the year ended December 31, 2023
AOCI	accumulated other comprehensive income or loss
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
GAAP	United States generally accepted accounting principles
long-term	period other than short-term
M&A	Mergers and Acquisitions
OCI	other comprehensive income or loss
Ritter	Ritter GmbH and affiliates, a company we acquired in June 2021
RSU	restricted stock units represent awards that will vest annually and awards that contain performance and market conditions
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
SOFR	secured overnight financing rate
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

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
•currency fluctuations and uncertainties related to doing business outside the United States;
•our ability to obtain and maintain required regulatory clearances or approvals, which may constrain the commercialization of submitted products;
•our ability to comply with environmental, health and safety laws and regulations, or the impact of any liability or obligation imposed under such laws or regulations;
•our indebtedness, which could adversely affect our financial condition or prevent us from fulfilling our debt or contractual obligations;
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$234.9	$262.9
Accounts receivable, net of allowances of $37.7 and $35.0	1,129.7	1,150.2
Inventory	810.6	828.1
Other current assets	145.9	143.7
Total current assets	2,321.1	2,384.9
Property, plant and equipment, net of accumulated depreciation and impairment charges of $635.4 and $616.9	739.7	737.5
Other intangible assets, net (see note 7)	3,662.9	3,775.3
Goodwill, net of accumulated impairment losses of $38.8 and $38.8	5,672.0	5,716.7
Other assets	367.7	358.3
Total assets	$12,763.4	$12,972.7
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$299.1	$259.9
Accounts payable	573.4	625.9
Employee-related liabilities	133.0	133.1
Accrued interest	40.7	50.2
Other current liabilities	395.7	411.2
Total current liabilities	1,441.9	1,480.3
Debt, net of current portion	5,023.9	5,276.7
Deferred income tax liabilities	600.6	612.8
Other liabilities	360.7	350.3
Total liabilities	7,427.1	7,720.1
Commitments and contingencies (see note 8)
Stockholders’ equity:
Common stock including paid-in capital, 679.2 and 676.6 shares issued and outstanding	3,881.4	3,830.1
Accumulated earnings	1,551.9	1,491.5
Accumulated other comprehensive loss	(97.0)	(69.0)
Total stockholders’ equity	5,336.3	5,252.6
Total liabilities and stockholders’ equity	$12,763.4	$12,972.7

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended March 31,
	2024	2023
Net sales	$1,679.8	$1,780.3
Cost of sales	1,109.3	1,155.5
Gross profit	570.5	624.8
Selling, general and administrative expenses	424.2	393.6
Operating income	146.3	231.2
Interest expense, net	(64.3)	(73.7)
Loss on extinguishment of debt	(2.5)	(2.3)
Other income, net	1.1	0.6
Income before income taxes	80.6	155.8
Income tax expense	(20.2)	(34.3)
Net income	$60.4	$121.5

Earnings per share:
Basic	$0.09	$0.18
Diluted	$0.09	$0.18
Weighted average shares outstanding:
Basic	678.1	674.7
Diluted	681.4	678.1

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended March 31,
	2024	2023
Net income	$60.4	$121.5
Other comprehensive (loss) income:
Foreign currency translation — unrealized (loss) gain	(22.0)	16.9
Derivative instruments:
Unrealized gain (loss)	9.8	(0.1)
Reclassification of gain into earnings	(8.5)	(6.5)
Activity related to defined benefit plans	(0.2)	(4.9)
Other comprehensive (loss) income before income taxes	(20.9)	5.4
Income tax effect	(7.1)	5.2
Other comprehensive (loss) income	(28.0)	10.6
Comprehensive income	$32.4	$132.1
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	Common stock including paid-in capital		Accumulated earnings	AOCI	Total
	Shares	Amount
Balance at December 31, 2023	676.6	$3,830.1	$1,491.5	$(69.0)	$5,252.6
Comprehensive income (loss)	—	—	60.4	(28.0)	32.4
Stock-based compensation expense	—	12.4	—	—	12.4
Stock option exercises and other common stock transactions	2.6	38.9	—	—	38.9
Balance at March 31, 2024	679.2	$3,881.4	$1,551.9	$(97.0)	$5,336.3

Balance at December 31, 2022	674.3	$3,785.3	$1,170.4	$(100.3)	$4,855.4
Comprehensive income	—	—	121.5	10.6	132.1
Stock-based compensation expense	—	12.6	—	—	12.6
Stock option exercises and other common stock transactions	0.8	(5.5)	—	—	(5.5)
Balance at March 31, 2023	675.1	$3,792.4	$1,291.9	$(89.7)	$4,994.6

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$60.4	$121.5
Reconciling adjustments:
Depreciation and amortization	99.6	101.1
Stock-based compensation expense	12.7	12.7
Provision for accounts receivable and inventory	24.0	12.5
Deferred income tax benefit	(17.9)	(26.4)
Amortization of deferred financing costs	3.0	3.4
Loss on extinguishment of debt	2.5	2.3
Foreign currency remeasurement loss	5.3	1.8
Changes in assets and liabilities:
Accounts receivable	2.7	(52.2)
Inventory	(11.0)	7.1
Accounts payable	(43.6)	0.6
Accrued interest	(9.5)	(10.5)
Other assets and liabilities	9.3	44.1
Other	4.1	1.5
Net cash provided by operating activities	141.6	219.5
Cash flows from investing activities:
Capital expenditures	(34.7)	(28.0)
Other	0.5	0.7
Net cash used in investing activities	(34.2)	(27.3)
Cash flows from financing activities:
Debt borrowings	41.2	—
Debt repayments	(210.3)	(269.5)
Proceeds received from exercise of stock options	45.5	2.6
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(6.6)	(8.1)
Net cash used in financing activities	(130.2)	(275.0)
Effect of currency rate changes on cash and cash equivalents	(5.7)	4.8
Net change in cash, cash equivalents and restricted cash	(28.5)	(78.0)
Cash, cash equivalents and restricted cash, beginning of period	287.7	396.9
Cash, cash equivalents and restricted cash, end of period	$259.2	$318.9
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
Segment Reporting
Effective January 1, 2024, we changed our operating model and reporting segment structure from three reportable segments to two reportable segments: Laboratory Solutions and Bioscience Production. This structure aligns with how our Chief Executive Officer, who is our chief operating decision maker, measures segment operating performance and allocates resources across our operating segments.
2.    New accounting standards and climate change related update by SEC
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures, which amends the existing segment reporting guidance (ASC Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
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
Adoption of rules to enhance and standardize climate-related disclosures for Investors
On March 6, 2024, the SEC adopted final rules to require registrants to disclose certain climate-related information in registration statements and annual reports.
On April 4, 2024, the SEC issued an order staying the final rules pending completion of judicial review of the petitions challenging the final rules. The order does not amend the compliance dates contemplated by the final rules, which are applicable to the Company for fiscal years beginning with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025. We are currently evaluating the impact of our pending adoption of these requirements on our financial statement disclosures.

3.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the three months ended March 31, 2024:

(in millions, except per share data)	Three months ended March 31, 2024
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$60.4	678.1	$0.09
Dilutive effect of stock-based awards	—	3.3
Diluted	$60.4	681.4	$0.09
The following table presents the reconciliation of basic and diluted earnings per share for the three months ended March 31, 2023:

(in millions, except per share data)	Three months ended March 31, 2023
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$121.5	674.7	$0.18
Dilutive effect of stock-based awards	—	3.4
Diluted	$121.5	$678.1	$0.18
4.    Segment financial information
As described in note 1, effective January 1, 2024, we changed our operating model and reporting segment structure into two reportable business segments: Laboratory Solutions and Bioscience Production. Corporate costs are managed on a standalone basis, certain of which are allocated to our reportable segments.
In connection with this change, our chief operating decision maker changed the measure used to evaluate segment profitability from Adjusted EBITDA to Adjusted Operating Income. All disclosures relating to segment profitability, including those for comparative periods, have been revised as a result of this change.

The following table presents information by reportable segment:

(in millions)	Three months ended March 31,
	2024	2023
Net sales:
Laboratory Solutions	$1,157.1	$1,203.0
Bioscience Production	522.7	577.3
Total	$1,679.8	$1,780.3
Adjusted Operating Income:
Laboratory Solutions	$148.2	$172.2
Bioscience Production	126.9	167.5
Corporate	(16.7)	(16.6)
Total	$258.4	$323.1
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.
The following table presents the reconciliation of net income, the nearest measurement under GAAP, to Adjusted Operating Income :

(in millions)	Three months ended March 31,
	2024	2023
Net income	$60.4	$121.5
Interest expense, net	64.3	73.7
Income tax expense	20.2	34.3
Loss on extinguishment of debt	2.5	2.3
Other income, net	(1.1)	(0.6)
Operating income	146.3	231.2
Amortization	75.3	78.4
Other stock-based compensation expense	0.3	0.1
Integration-related expenses[1]	—	8.7
Restructuring and severance charges[2]	23.2	4.7
Transformation expenses[3]	13.3	—
Adjusted Operating Income	$258.4	$323.1
━━━━━━━━━
1.Represents direct costs incurred with third parties and the accrual of a long-term retention incentive to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
2.Reflects the incremental expenses incurred in the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption are specific to employee severance, site-related exit costs, and contract termination costs. The expenses recognized in 2024 represent costs incurred to achieve the Company’s publicly-announced cost transformation initiative.
3.Represents incremental expenses directly associated with the Company’s publicly-announced cost transformation initiative, primarily related to the cost of external advisors.
The following table presents net sales by product category:

(in millions)	Three months ended March 31,
	2024	2023
Proprietary	$883.5	$952.2
Third-party	796.3	828.1
Total	$1,679.8	$1,780.3
5.    Supplemental disclosures of cash flow information
The following table presents supplemental disclosures of cash flow information:

(in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$234.9	$262.9
Restricted cash classified as other assets	24.3	24.8
Total	$259.2	$287.7
At March 31, 2024 and December 31, 2023, amounts included in restricted cash primarily represent funds held in escrow to satisfy a long-term retention incentive related to the acquisition of Ritter.

(in millions)	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Cash paid for income taxes, net	$17.1	$13.6
Cash paid for interest, net, excluding financing leases	69.2	79.5
Cash paid for interest on finance leases	1.3	1.2
Cash paid under operating leases	11.2	10.4
Cash flows from financing activities:
Cash paid under finance leases	1.4	1.2

6.    Inventory
The following table presents the components of inventory:

(in millions)	March 31, 2024	December 31, 2023
Merchandise inventory	$465.0	$503.5
Finished goods	105.0	91.0
Raw materials	166.1	167.2
Work in process	74.5	66.4
Total	$810.6	$828.1
7.    Goodwill and other intangible assets
Goodwill
As described in note 1, we reorganized our segment reporting structure effective January 1, 2024. The segment reporting reorganization also resulted in a change to our reporting units for the purpose of goodwill impairment testing. Our new reporting units are Manufactured Products, Buy Sell Production, NuSil, Buy Sell Lab, Proprietary Lab and Services. As a result of the reorganization, our goodwill was reassigned to the new reporting units making up our Laboratory Solutions and Bioscience Production reporting segments.
We have reassigned goodwill as of January 1, 2024 to align to our new segment structure by using a relative fair value approach. We tested goodwill for impairment immediately before and after the realignment; no impairment was identified.
The following table presents goodwill by our reportable segments, on the effective date of the change:

	Laboratory Solutions	Bioscience Production	Total
Goodwill, gross	$3,842.0	$1,913.5	$5,755.5
Accumulated impairment losses	(18.4)	(20.4)	(38.8)
Goodwill, net	$3,823.6	$1,893.1	$5,716.7

Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	March 31, 2024			December 31, 2023
	Gross value	Accumulated amortization and impairment[1]	Carrying value	Gross value	Accumulated amortization and impairment[1]	Carrying value
Customer relationships	$4,829.6	$1,713.8	$3,115.8	$4,883.2	$1,670.3	$3,212.9
Trade names	356.0	230.0	126.0	359.7	228.3	131.4
Other	632.2	303.4	328.8	635.5	296.8	338.7
Total finite-lived	$5,817.8	$2,247.2	3,570.6	$5,878.4	$2,195.4	3,683.0
Indefinite-lived			92.3			92.3
Total			$3,662.9			$3,775.3
━━━━━━━━━
1.As of March 31, 2024 and December 31, 2023, accumulated impairment losses on Customer relationships were $65.9 million and on Other were $40.5 million totaling $106.4 million.
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
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. At March 31, 2024, our accrued obligation under this order is $2.4 million, which is calculated based on expected cash payments discounted at rates ranging from 4.2% to 5.1% between 2024 and 2046. The undiscounted amount of that obligation is $3.8 million. We are indemnified against any losses incurred in this matter as stipulated through the agreement and guaranty referenced in our Annual Report.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At March 31, 2024, our balance sheet includes a liability of $1.1 million for remediation and monitoring costs. That liability is estimated primarily on discounted expected remediation payments and is not materially different from its undiscounted amount.

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
Litigation
At March 31, 2024, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

9.    Debt
The following table presents information about our debt:

(dollars in millions)	March 31, 2024			December 31, 2023
	Interest terms	Rate	Amount
Receivables facility	SOFR[1] plus 0.80%	6.23%	$262.2	$221.0
Senior secured credit facilities:
Euro term loans B-4	EURIBOR plus 2.50%	6.33%	424.4	630.1
Euro term loans B-5	EURIBOR plus 2.00%	5.83%	341.0	350.4
U.S. dollar term loans B-5	SOFR[1] plus 2.25%	7.68%	772.4	787.6
2.625% secured notes	fixed rate	2.625%	701.4	718.7
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% unsecured notes	fixed rate	3.875%	431.6	442.3
4.625% unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			68.2	68.3
Other			9.7	11.6
Total debt, gross			5,360.9	5,580.0
Less: unamortized deferred financing costs			(37.9)	(43.4)
Total debt			$5,323.0	$5,536.6
Classification on balance sheets:
Current portion of debt			$299.1	$259.9
Debt, net of current portion			5,023.9	5,276.7
━━━━━━━━━
1.SOFR includes credit spread adjustment.
Interest expense, net includes interest income of $17.9 million and $14.5 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The interest income primarily relates to income on our interest rate swaps and cross currency swaps. Refer to note 14 to the unaudited consolidated financial statements for more information.
Credit facilities
The following table presents availability under our credit facilities:

(in millions)	March 31, 2024
	Receivables facility	Revolving credit facility	Total
Capacity	$320.5	$975.0	$1,295.5
Undrawn letters of credit outstanding	(14.9)	—	(14.9)
Outstanding borrowings	(262.2)	—	(262.2)
Unused availability	$43.4	$975.0	$1,018.4

Capacity under the receivables facility is calculated as the lower of eligible borrowing base or facility limit of $400.0 million. Eligible borrowing base is determined as total available accounts receivable less ineligible accounts receivable and other adjustments. At March 31, 2024, total available accounts receivable under the receivables facility were $538.3 million.
Senior secured credit facilities
On April 2, 2024, we amended the credit agreement to reprice the U.S. Dollar term loan under our senior secured credit facilities. Pursuant to the agreement, the interest rate applicable to the U.S. Dollar term loan reduced from SOFR plus a spread of 2.25% per annum to SOFR plus a spread of 2.00% per annum. The principal amount of U.S. Dollar term loan outstanding immediately prior to the amendment and the outstanding principal amount of U.S. Dollar term loan immediately following the amendment each totaled $772.4 million. The final stated maturity of the U.S. Dollar term loan remains November 6, 2027. The costs to complete the amendment were not material.
During the quarter ended March 31, 2024, we made prepayments of $10.0 million on our U.S. dollar term loan B-5 that matures on November 6, 2027 and prepayments of $190.6 million on our Euro term loan B-4 that matures on June 10, 2028. In connection with these prepayments, we expensed $2.5 million of previously unamortized deferred financing costs as a loss on extinguishment of debt.
Debt covenants
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at March 31, 2024.

10.    Accumulated other comprehensive income or loss
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at December 31, 2023	$(82.8)	$12.6	$1.2	$(69.0)
Unrealized (loss) gain	(22.0)	9.8	(0.2)	(12.4)
Reclassification of gain into earnings	—	(8.5)	—	(8.5)
Change due to income taxes	(6.9)	(0.3)	0.1	(7.1)
Balance at March 31, 2024	$(111.7)	$13.6	$1.1	$(97.0)

Balance at December 31, 2022	$(131.3)	$19.9	$11.1	$(100.3)
Unrealized gain (loss)	16.9	(0.1)	(4.9)	11.9
Reclassification of gain into earnings	—	(6.5)	—	(6.5)
Change due to income taxes	2.7	1.6	0.9	5.2
Balance at March 31, 2023	$(111.7)	$14.9	$7.1	$(89.7)
The reclassifications effects shown above were immaterial to the financial statements and were made to either cost of sales, SG&A expense or interest expense depending upon the nature of the underlying transaction. The income tax effects in the three months ended March 31, 2024 on foreign currency translation were due to our net investment hedge and cross-currency swap discussed in note 14.
11.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Award Classification	Three months ended March 31,
		2024	2023
Stock options	Equity	$3.1	$3.6
RSUs	Equity	8.8	8.7
Other	Both	0.8	0.4
Total		$12.7	$12.7
Award classification:
Equity		$12.4	$12.6
Liability		0.3	0.1
At March 31, 2024, unvested awards under our plans have remaining stock-based compensation expense of $116.4 million to be recognized over a weighted average period of 1.9 years.

Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2023	16.4	$21.37
Granted	0.7	24.35
Exercised	(2.0)	21.92
Forfeited	(0.4)	24.40
Balance at March 31, 2024	14.7	$21.34	$70.8	5.5 years
Expected to vest	3.1	25.11	5.2	8.9 years
Vested	11.6	20.34	65.6	4.7 years
During the three months ended March 31, 2024, we granted stock options that have a contractual life of ten years and will vest annually over three years, subject to the recipient continuously providing service to us through such date.
RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2023	4.0	$26.35
Granted	2.0	25.81
Vested	(0.8)	27.16
Forfeited	(0.1)	30.81
Balance at March 31, 2024	5.1	$26.64
During the three months ended March 31, 2024, we granted RSUs that will vest annually over three years, subject to the recipient continuously providing service to us throughout the vesting period. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. We recorded expense on such awards of $2.1 million and $2.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

12.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended March 31,
	2024	2023
Net foreign currency gain from financing activities	$0.8	$0.2
Income related to defined benefit plans	0.3	0.4
Other income, net	$1.1	$0.6
13.    Income taxes
The following table presents the relationship between income tax expense and income before income taxes:

(in millions)	Three months ended March 31,
	2024	2023
Income before income taxes	$80.6	$155.8
Income tax expense	(20.2)	(34.3)
Effective income tax rate	25.1%	22.0%
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
The change in the effective tax rate for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023, is primarily due to valuation allowances against deferred tax assets not expected to be realized.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $17.0 million will be reclassified as a reduction to interest expense.
As of March 31, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

(dollars in millions)
Interest rate derivative	Number of instruments	Notional
Interest rate swaps	2	$850.0
Effect of cash flow hedge accounting on AOCI
The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2024 and March 31, 2023.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) reclassified from AOCI into income	Amount of gain or (loss) reclassified from AOCI into income
	Three months ended March 31,			Three months ended March 31,
	2024	2023		2024	2023
Interest rate products	$6.7	$(3.5)	Interest expense, net	$5.3	$3.1
Total	$6.7	$(3.5)		$5.3	$3.1

Effect of cash flow hedge accounting on the income statement
The table below presents the effect of our derivative financial instruments on the statement of operations for the three months ended March 31, 2024 and March 31, 2023.

	Three months ended March 31,
	2024	2023
(in millions)	Interest expense, net	Interest expense, net
Total amounts of line items presented in the statements of operations where the effects of cash flow hedges are recorded	$(64.3)	$(73.7)
Amount of gain reclassified from AOCI into income	$5.3	$3.1
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
As of March 31, 2024, we had the following outstanding foreign currency derivatives that were used to hedge net investments in foreign operations:

(value in millions)
Foreign currency derivative	Number of instruments	Notional sold	Notional purchased
Cross-currency swaps	1	€732.1	$750.0
Effect of net investment hedges on AOCI and the income statement
The table below presents the effect of our net investment hedges on AOCI and the statement of operations for the three months ended March 31, 2024 and March 31, 2023.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)
	Three months ended March 31,			Three months ended March 31,
	2024	2023		2024	2023
Cross currency swaps	$20.9	$(7.2)	Interest expense, net	$3.2	$3.2
Total	$20.9	$(7.2)		$3.2	$3.2

The Company did not reclassify any other deferred gains or losses related to cash flow hedges from accumulated other comprehensive income (loss) to earnings for the three months ended March 31, 2024 and March 31, 2023.
The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2024 and December 31, 2023:

	Derivative assets				Derivative liabilities
	March 31, 2024		December 31, 2023		March 31, 2024		December 31, 2023
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate products	Other current assets	$18.0	Other current assets	$16.6	Other current liabilities	$—	Other current liabilities	$—
Foreign exchange products	Other current assets	—	Other current assets	—	Other current liabilities	(37.5)	Other current liabilities	(55.2)
Total		$18.0		$16.6		$(37.5)		$(55.2)
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
Net investment hedge effectiveness is assessed based upon the change in the spot rate of the foreign currency denominated debt. The critical terms of the foreign currency notes match the portion of the net investments designated as being hedged. At March 31, 2024, the net investment hedge was equal to the designated portion of the European operations and was considered to be perfectly effective.
The accumulated gain related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of AOCI was $20.0 million and $9.3 million as of March 31, 2024 and December 31, 2023, respectively.
The amount of (gain) loss related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income or loss for the three months ended March 31, 2024 and March 31, 2023 are presented below:

(in millions)	Three months ended March 31,
	2024	2023
Net investment hedges	$(10.7)	$7.5

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
The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	March 31, 2024		December 31, 2023
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$262.2	$262.2	$221.0	$221.0
Senior secured credit facilities:
Euro term loans B-4	424.4	425.5	630.1	630.9
Euro term loans B-5	341.0	342.3	350.4	351.1
U.S. dollar term loans B-5	772.4	774.3	787.6	791.0
2.625% secured notes	701.4	685.7	718.7	705.3
3.875% unsecured notes	800.0	720.4	800.0	727.3
3.875% unsecured notes	431.6	420.6	442.3	434.3
4.625 % unsecured notes	1,550.0	1,469.3	1,550.0	1,489.1
Finance lease liabilities	68.2	68.2	68.3	68.3
Other	9.7	9.7	11.6	11.6
Total	$5,360.9	$5,178.2	$5,580.0	$5,429.9
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

Basis of presentation
This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes. Pursuant to SEC rules for reports covering interim periods, we have prepared this discussion and analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2023, the date of our Annual Report. Therefore, we encourage you to read this discussion and analysis in conjunction with the Annual Report.
Overview
During the three months ended March 31, 2024, we recorded net sales of $1,679.8 million, net income of $60.4 million, Adjusted EBITDA of $283.0 million and Adjusted Operating Income of $258.4 million. Net sales decreased by 5.6%, which included a 6.3% decline in organic sales compared to the same period in 2023. See “Reconciliations of non-GAAP measures” for reconciliations of net income to Adjusted EBITDA and Adjusted Operating Income, and net income margin to Adjusted EBITDA margin and Adjusted Operating Income margin. See “Results of operations” for a reconciliation of net sales growth (decline) to organic net sales growth (decline).
Segment Change
Effective January 1, 2024, we changed our operating model and reporting segment structure from three reportable segments to two reportable segments, Laboratory Solutions and Bioscience Production. This structure aligns with how our Chief Executive Officer, who is our chief operating decision maker, intends to measure segment operating performance and allocate resources across our operating segments. This reportable segment change has no impact on our consolidated operating results.
In connection with the operating model and reporting structure change, our chief operating decision maker changed the measure used to evaluate segment profitability from Adjusted EBITDA to Adjusted Operating Income. All disclosures relating to segment profitability, including those for comparative periods, have been revised as a result of this change.
Factors and current trends affecting our business and results of operations
The following updates the factors and current trends disclosed in the Annual Report. These updates may affect our performance and financial condition in future periods.
Our business continues to be impacted by the transition from the global coronavirus pandemic
Customer demand and required inventory levels continue to normalize in the transition from the COVID-19 pandemic. For a discussion of this trend and associated economic disruptions, and the actual operational and financial impacts that we experienced through December 31, 2023, see “Part II—Item 7—Management's discussion and analysis of financial condition and results of operations” in the Annual Report.
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
Key indicators of performance and financial condition
To evaluate our performance, we monitor a number of key indicators. As appropriate, we supplement our results of operations determined in accordance with U.S. generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measurements that we believe are useful to investors, creditors and others in assessing our performance. These measures should not be considered in isolation or as a substitute for reported GAAP results because they may include or exclude certain items as compared to similar GAAP-based measures, and such measures may not be comparable to similarly titled measures reported by other companies. Rather, these measures should be considered as an additional way of viewing aspects of our operations that provide a more complete understanding of our business.
The key indicators that we monitor are as follows:
•Net sales, gross margin, operating income, operating income margin, net income or loss and net income or loss margin. These measures are discussed in the section entitled “Results of operations”;
•Organic net sales growth, which is a non-GAAP measure discussed in the section entitled “Results of operations.” Organic net sales growth (decline) eliminates from our reported net sales change the impacts of revenues from any acquired businesses that have been owned for less than one year and changes in foreign currency exchange rates. We believe that this measurement is useful to investors as a way to measure and evaluate our underlying commercial operating performance consistently across our segments and the periods presented. This measurement is used by our management for the same reason. Reconciliations to the change in reported net sales, the most directly comparable GAAP financial measure, are included in the section entitled “Results of operations”;
•Adjusted EBITDA and Adjusted EBITDA margin,, which are non-GAAP measures discussed in the section entitled “Results of operations.” Adjusted EBITDA is our net income or loss adjusted for the following items: (i) interest expense, (ii) income tax expense, (iii) amortization of acquired intangible assets, (iv) depreciation expense, (v) losses on extinguishment of debt, (vi) charges associated with the impairment of certain assets, (vii) and certain other adjustments. Adjusted EBITDA margin is Adjusted EBITDA divided by net sales as determined under GAAP. We believe that these measurements are useful as a way to analyze the underlying trends in our business consistently across the periods presented. These measurements are used by our management for the same reason. A reconciliation of net income or loss and net income or loss margin, the most directly comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, are included in the section entitled “Reconciliations of non-GAAP measures”;
•Adjusted Operating Income and Adjusted Operating Income margin, which are non-GAAP measures discussed in the section entitled “Results of operations.” Adjusted operating income is our net income or loss adjusted for the following items: (i) interest expense, (ii) income tax expense, (iii) amortization of acquired intangible assets, (iv) losses on extinguishment of debt, (v) charges associated with the impairment of certain assets, (vi) and certain other adjustments. This measurement is our segment reporting profitability measure under generally accepted accounting principles. Adjusted Operating Income margin is Adjusted Operating Income divided by net sales as determined under GAAP. We believe that these measurements are useful to investors as a way to analyze the underlying trends in our business consistently across the periods presented. These measurements are used by our management for the same reason. A reconciliation of net income or loss and net income or loss margin, the most directly comparable GAAP financial measures, to Adjusted Operating Income and Adjusted Operating Income margin, respectively, are included in the section entitled “Reconciliations of non-GAAP measures”;
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
Results of operations
We present results of operations in the same way that we manage our business, evaluate our performance and allocate our resources. We also provide discussion of net sales and Adjusted Operating Income by segment: Laboratory Solutions and Bioscience Production. Corporate costs are managed on a standalone basis, certain of which are allocated to our reportable segments.
Executive summary

(dollars in millions)	Three months ended March 31,		Change
	2024	2023
Net sales	$1,679.8	$1,780.3	$(100.5)
Gross margin	34.0%	35.1%	(110) bps
Operating income	$146.3	$231.2	$(84.9)
Operating income margin	8.7%	13.0%	(430) bps
Net income	$60.4	$121.5	$(61.1)
Net income margin	3.6%	6.8%	(320) bps
Adjusted EBITDA	$283.0	$346.2	$(63.2)
Adjusted EBITDA margin	16.8%	19.4%	(260) bps
Adjusted Operating Income	$258.4	$323.1	$(64.7)
Adjusted Operating Income margin	15.4%	18.1%	(270) bps

The first quarter net sales decline was driven by decreases in both segments primarily due to reduced customer demand. Unfavorable product mix contributed to contraction in gross margin. Softness in sales volume and unfavorable product mix drove Adjusted EBITDA and Adjusted Operating Income margin contraction.

Net Sales
Three months ended

(in millions)	Three months ended March 31,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Organic net sales growth (decline)
	2024	2023
Laboratory Solutions	$1,157.1	$1,203.0	$(45.9)	$9.0	$(54.9)
Bioscience Production	522.7	577.3	(54.6)	3.0	(57.6)
Total	$1,679.8	$1,780.3	$(100.5)	$12.0	$(112.5)
Net sales decreased $100.5 million or 5.6%, which included $12.0 million or 0.7% of favorable foreign currency impact. Organic net sales decreased by $112.5 million or 6.3%.
In the Laboratory Solutions segment, net sales decreased $45.9 million or 3.8%, which included $9.0 million or 0.7% of favorable foreign currency impact. Organic net sales decreased $54.9 million or 4.5%. Sales decline was primarily driven by decreased demand in biopharma and healthcare end markets.
In the Bioscience Production segment, net sales decreased $54.6 million or 9.5%, which included $3.0 million or 0.5% of favorable foreign currency impact. Organic net sales decreased by $57.6 million or 10.0%. Sales decline was primarily driven by decreased demand in biopharma and healthcare end markets.
Gross margin

	Three months ended March 31,		Change
	2024	2023
Gross margin	34.0%	35.1%	(110) bps
Three months ended
Gross margin for the three months ended March 31, 2024 contracted by 110 basis points resulting primarily from unfavorable product mix.
Operating income

(in millions)	Three months ended March 31,		Change
	2024	2023
Gross profit	$570.5	$624.8	$(54.3)
Operating expenses	424.2	393.6	30.6
Operating income	$146.3	$231.2	$(84.9)
Three months ended
Operating income decreased primarily from lower gross profit, as previously discussed and higher operating expenses driven by restructuring and severance charges, transformation expenses and inflationary pressures on salary expenses.

Net income

(in millions)	Three months ended March 31,		Change
	2024	2023
Operating income	$146.3	$231.2	$(84.9)
Interest expense, net	(64.3)	(73.7)	9.4
Loss on extinguishment of debt	(2.5)	(2.3)	(0.2)
Other income, net	1.1	0.6	0.5
Income tax expense	(20.2)	(34.3)	14.1
Net income	$60.4	$121.5	$(61.1)
Three months ended
Net income decreased primarily due to lower operating income, as previously discussed, partially offset by lower interest expense on account of debt repayments made over the last twelve months and lower income tax expense due to lower income before income taxes.
Adjusted EBITDA and Adjusted EBITDA margin
For a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to net income and net income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended March 31,		Change
	2024	2023
Adjusted EBITDA	283.0	346.2	(63.2)
Adjusted EBITDA margin	16.8%	19.4%	(260) bps
Three months ended
Adjusted EBITDA decreased by $63.2 million or 18.3%, which included a favorable foreign currency translation impact of $1.0 million or 0.3%.The remaining decline was $64.2 million or 18.6% primarily driven by lower sales volume and unfavorable product mix.

Adjusted Operating Income and Adjusted Operating Income margin
For a reconciliation of Adjusted Operating Income and Adjusted Operating Income margin to net income and net income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended March 31,		Change
	2024	2023
Adjusted Operating Income:
Laboratory Solutions	$148.2	$172.2	$(24.0)
Bioscience Production	126.9	167.5	(40.6)
Corporate	(16.7)	(16.6)	(0.1)
Total	$258.4	$323.1	$(64.7)

Adjusted Operating Income margin	15.4%	18.1%	(270) bps
Adjusted Operating Income decreased $64.7 million or 20.0%, which included a favorable foreign currency translation impact of $0.9 million or 0.3%. The remaining decline was $65.6 million or 20.3% which is further discussed below.
In the Laboratory Solutions segment, Adjusted Operating Income declined $24.0 million or 13.9%, or 13.7% when adjusted for unfavorable foreign currency translation impact. The decrease was due to lower sales volume.
In the Bioscience Production segment, Adjusted Operating Income declined $40.6 million or 24.2%, or 24.3% when adjusted for favorable foreign currency translation impact. The decrease was driven primarily by lower sales volume.
In Corporate, Adjusted Operating Income decreased $0.1 million or 0.6%, due to immaterial offsetting factors.

Reconciliations of non-GAAP financial measures
The following table presents the reconciliation of net income and net income margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively:

(dollars in millions)	Three months ended March 31,
	2024		2023
	$	%	$	%
Net income	$60.4	3.6%	$121.5	6.8%
Interest expense, net	64.3	3.8%	73.7	4.1%
Income tax expense	20.2	1.2%	34.3	2.0%
Depreciation and amortization	99.6	5.9%	101.1	5.6%
Loss on extinguishment of debt	2.5	0.1%	2.3	0.1%
Net foreign currency gain from financing activities	(0.8)	—%	(0.2)	—%
Other stock-based compensation expense	0.3	—%	0.1	—%
Integration-related expenses[1]	—	—%	8.7	0.5%
Restructuring and severance charges[2]	23.2	1.4%	4.7	0.3%
Transformation expenses[3]	13.3	0.8%	—	—%
Adjusted EBITDA	$283.0	16.8%	$346.2	19.4%
━━━━━━━━━
1.Represents direct costs incurred with third parties and the accrual of a long-term retention incentive to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
2.Reflects the incremental expenses incurred in the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption are specific to employee severance, site-related exit costs, and contract termination costs. The expenses recognized in 2024 represent costs incurred to achieve the Company’s publicly-announced cost transformation initiative.
3.Represents incremental expenses directly associated with the Company’s publicly-announced cost transformation initiative, primarily related to the cost of external advisors.

The following table presents the reconciliation of net income and net income margin to Adjusted Operating Income and Adjusted Operating Income margin, respectively:

(dollars in millions)	Three months ended March 31,
	2024		2023
	$	%	$	%
Net income	$60.4	3.6%	$121.5	6.8%
Interest expense, net	64.3	3.8%	73.7	4.1%
Income tax expense	20.2	1.2%	34.3	2.0%
Loss on extinguishment of debt	2.5	0.1%	2.3	0.1%
Other income, net	(1.1)	—%	(0.6)	—%
Operating income	146.3	8.7%	231.2	13.0%
Amortization	75.3	4.5%	78.4	4.3%
Other stock-based compensation expense	0.3	—%	0.1	—%
Integration-related expenses[1]	—	—%	8.7	0.5%
Restructuring and severance charges[2]	23.2	1.4%	4.7	0.3%
Transformation expenses[3]	13.3	0.8%	—	—%
Adjusted Operating Income	$258.4	15.4%	$323.1	18.1%
━━━━━━━━━
1.Represents direct costs incurred with third parties and the accrual of a long-term retention incentive to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
2.Reflects the incremental expenses incurred in the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption are specific to employee severance, site-related exit costs, and contract termination costs. The expenses recognized in 2024 represent costs incurred to achieve the Company’s publicly-announced cost transformation initiative.
3.Represents incremental expenses directly associated with the Company’s publicly-announced cost transformation initiative, primarily related to the cost of external advisors.
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows and credit facilities. Most of our long-term financing is from indebtedness. For the three months ended March 31, 2024, we generated $141.6 million of cash from operating activities, ended the quarter with $234.9 million of cash and cash equivalents and our availability under our credit facilities was $1,018.4 million. We have no debt repayments due in the next twelve months other than required term loan payments of $18.6 million considering the effect of repricing of the U.S. Dollar term loan as described in note 9 to our unaudited consolidated financial statements and receivables facility borrowing of $262.2 million.

Liquidity
The following table presents our primary sources of liquidity:

(in millions)	March 31, 2024
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$320.5	$975.0	$1,295.5
Undrawn letters of credit outstanding	(14.9)	—	(14.9)
Outstanding borrowings	(262.2)	—	(262.2)
Unused availability	$43.4	$975.0	$1,018.4
Cash and cash equivalents			234.9
Total liquidity			$1,253.3
Some of our credit line availability depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs.
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at March 31, 2024.
At March 31, 2024, $222.7 million or 94.8% of our $234.9 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Three months ended March 31,		Change
	2024	2023
Operating activities:
Net income	$60.4	$121.5	(61.1)
Non-cash items[1]	129.2	107.4	21.8
Working capital changes[2]	(50.0)	(39.8)	(10.2)
All other	2.0	30.4	(28.4)
Total	$141.6	$219.5	$(77.9)
Investing activities	$(34.2)	$(27.3)	$(6.9)
Capital expenditures	(34.7)	(28.0)	(6.7)
Financing activities	(130.2)	(275.0)	144.8
━━━━━━━━━
1.Consists of typical non-cash charges including depreciation and amortization, stock based compensation expense, deferred income tax expense and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $77.9 million less cash in 2024 primarily due to lower income before income taxes.
Investing activities used $6.9 million more cash in 2024. The change was primarily attributable to an increase in capital expenditures compared to the prior year.
Financing activities used $144.8 million less cash in 2024 primarily due to the net borrowings made on the receivables facility in 2024 compared to having net repayments in 2023 and higher proceeds received from stock options exercises in 2024 compared to the prior year.
Free cash flow

(in millions)	Three months ended March 31,		Change
	2024	2023
Net cash provided by operating activities	$141.6	$219.5	$(77.9)
Capital expenditures	(34.7)	(28.0)	(6.7)
Free cash flow	$106.9	$191.5	$(84.6)
Free cash flow was $84.6 million lower in 2024 primarily due to lower income before income taxes and an increase in capital spending across the Company in 2024 as noted above.

Indebtedness
For information about our indebtedness, refer to the section entitled “Liquidity” and note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”
Item 3.    Quantitative and qualitative disclosures about market risk
Quantitative and qualitative disclosures about market risk appear in Item 7A in the Company’s 2023 Annual Report. There were no material changes during the quarter ended March 31, 2024 to this information as reported in the Company’s 2023 Annual Report.
Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
Securities Trading Plans of Directors and Executive Officers
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) of the Exchange Act. During the quarter ended March 31, 2024, the following plans or arrangements were adopted:
On March 7, 2024, Christophe Couturier, Executive Vice President, AMEA adopted a Rule 10b5-1 trading plan (a “Plan”) pursuant to which he may sell up to (i) 265,605 shares of the Company's common stock through the exercise of stock options and (ii) 20,000 shares of the Company’s common stock, in each case, in amounts and at prices as determined in accordance with the plan terms. The Plan will terminate on the earlier of April 30, 2025, or the execution of all trades contemplated by the Plan.
On March 8, 2024, James Bramwell, Executive Vice President, Sales and Customer Excellence, adopted a Plan pursuant to which he may sell up to (i) 207,415 shares of the Company's common stock through the exercise of stock options and (ii) 43,867 shares of the Company’s common stock, in each case, in amounts and at prices as determined in accordance with the plan terms. The Plan will terminate on the earlier of March 14, 2025, or the execution of all trades contemplated by the Plan.
No other directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933, during the three months ended March 31, 2024.

Item 6.    Exhibits

Location of exhibits
Exhibit no.	Exhibit description	Form	Exhibit no.	Filling date
10.1
Amendment No. 12 (the “Credit Agreement Amendment”) to Credit Agreement, dated as of November 21, 2017 (as amended by Amendment No. 1 to Credit Agreement, dated as of November 27, 2018, Amendment No. 2 to Credit Agreement, dated as of June 18, 2019, Amendment No. 3 to Credit Agreement, dated as of January 24, 2020, Amendment No. 4 to Credit Agreement, dated as of July 14, 2020, Amendment No. 5 to Credit Agreement, dated as of November 6, 2020, Amendment No. 6 to Credit Agreement, dated as of June 10, 2021, Amendment No. 7 to Credit Agreement, dated as of July 7, 2021, Amendment No. 8 to Credit Agreement, dated as of November 1, 2021, Amendment No. 9 to Credit Agreement, dated as of April 7, 2022, Amendment No. 10 to Credit Agreement, dated as of March 17, 2023, and Amendment No. 11 to Credit Agreement, dated as of June 29, 2023, and as further amended, restated, extended, supplemented or otherwise modified in writing from time to time prior to the date of the Credit Agreement Amendment), among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the guarantors, Goldman Sachs Bank USA, as administrative agent and collateral agent, the swing line lender, a letter of credit issuer and the Additional Incremental B-6 Dollar Term Lender (as defined in the Credit Agreement Amendment) and the other lenders party thereto.
		8-K	10.1	4/5/2024
10.2^	Consulting Agreement dated April 3, 2024 by and between VWR International, LLC and BrophyBio, LLC	*
10.3^	Scientific Advisory Board Consulting Agreement dated April 3, 2024, by and between Avantor, Inc. and Gerard Brophy	*
10.4^	Amended and Restated Employment Letter Agreement, dated April 2, 2019, between Jim Bramwell and VWR International, LLC	*
10.5^	Employment Letter Agreement, dated April 11, 2023, between Randy Stone and VWR Management Services, LLC	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

Location of exhibits
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
101	XBRL exhibits	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
━━━━━━━━━
*        Filled herewith
**        Furnished herewith
^    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avantor, Inc.

Date: April 26, 2024	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)