Form 10-Q
period 2024-06-30
Avantor, Inc.
filed 2024-07-26
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On July 22, 2024, 679,840,443 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended June 30, 2024

i

Glossary

Description
the Company, we, us, our	Avantor, Inc. and its subsidiaries
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Adjusted Operating Income	our earnings or loss before interest, taxes, amortization and certain other adjustments
Annual Report	our annual report on Form 10-K for the year ended December 31, 2023
AOCI	accumulated other comprehensive income or loss
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
GAAP	United States generally accepted accounting principles
long-term	period other than short-term
OCI	other comprehensive income or loss
Ritter	Ritter GmbH and affiliates, a company we acquired in June 2021
RSU	restricted stock units represent awards that will vest annually and awards that contain performance and market conditions
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
SOFR	secured overnight financing rate
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

Cautionary factors regarding forward-looking statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, including our cost transformation initiative, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “outlook,” “plan,” “potential,” “projection,” “prospects,” “continue,” “goal,” “objective,” “opportunity,” “near-term,” “long-term,” “assumption,” “project,” “guidance,” “target,” “trend,” “seek,” “can,” “could,” “may,” “should,” “would,” “will,” the negatives thereof and other words and terms of similar meaning.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$272.6	$262.9
Accounts receivable, net of allowances of $34.6 and $35.0	1,129.0	1,150.2
Inventory	795.6	828.1
Other current assets	132.0	143.7
Total current assets	2,329.2	2,384.9
Property, plant and equipment, net of accumulated depreciation and impairment charges of $656.7 and $616.9	753.8	737.5
Other intangible assets, net (see note 7)	3,582.8	3,775.3
Goodwill, net of accumulated impairment losses of $38.8 and $38.8	5,659.6	5,716.7
Other assets	368.1	358.3
Total assets	$12,693.5	$12,972.7
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$258.4	$259.9
Accounts payable	657.4	625.9
Employee-related liabilities	146.1	133.1
Accrued interest	49.9	50.2
Other current liabilities	352.8	411.2
Total current liabilities	1,464.6	1,480.3
Debt, net of current portion	4,856.6	5,276.7
Deferred income tax liabilities	575.4	612.8
Other liabilities	361.9	350.3
Total liabilities	7,258.5	7,720.1
Commitments and contingencies (see note 8)
Stockholders’ equity:
Common stock including paid-in capital, 679.6 and 676.6 shares issued and outstanding	3,897.5	3,830.1
Accumulated earnings	1,644.8	1,491.5
Accumulated other comprehensive loss	(107.3)	(69.0)
Total stockholders’ equity	5,435.0	5,252.6
Total liabilities and stockholders’ equity	$12,693.5	$12,972.7

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales	$1,702.8	$1,743.9	$3,382.6	$3,524.2
Cost of sales	1,121.3	1,153.9	2,230.6	2,309.4
Gross profit	581.5	590.0	1,152.0	1,214.8
Selling, general and administrative expenses	405.7	357.5	829.9	751.1
Impairment charges	—	160.8	—	160.8
Operating income	175.8	71.7	322.1	302.9
Interest expense, net	(60.9)	(73.4)	(125.2)	(147.1)
Loss on extinguishment of debt	(1.9)	(1.6)	(4.4)	(3.9)
Other income, net	1.6	2.0	2.7	2.6
Income (loss) before income taxes	114.6	(1.3)	195.2	154.5
Income tax expense	(21.7)	(6.0)	(41.9)	(40.3)
Net income (loss)	$92.9	$(7.3)	$153.3	$114.2

Earnings (Loss) per share:
Basic	$0.14	$(0.01)	$0.23	$0.17
Diluted	$0.14	$(0.01)	$0.22	$0.17
Weighted average shares outstanding:
Basic	679.4	675.3	678.7	675.0
Diluted	682.6	675.3	681.9	677.9
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss)	$92.9	$(7.3)	$153.3	$114.2
Other comprehensive (loss) income:
Foreign currency translation — unrealized (loss) gain	(6.1)	8.7	(28.1)	25.6
Derivative instruments:
Unrealized gain	5.4	16.8	15.2	16.7
Reclassification of gain into earnings	(8.4)	(7.6)	(16.9)	(14.1)
Activity related to defined benefit plans	(0.2)	(0.8)	(0.4)	(5.7)
Other comprehensive (loss) income before income taxes	(9.3)	17.1	(30.2)	22.5
Income tax effect	(1.0)	0.7	(8.1)	5.9
Other comprehensive (loss) income	(10.3)	17.8	(38.3)	28.4
Comprehensive income	$82.6	$10.5	$115.0	$142.6
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	Common stock including paid-in capital		Accumulated earnings	AOCI	Total
	Shares	Amount
Balance at March 31, 2024	679.2	$3,881.4	$1,551.9	$(97.0)	$5,336.3
Comprehensive income (loss)	—	—	92.9	(10.3)	82.6
Stock-based compensation expense	—	11.6	—	—	11.6
Stock option exercises and other common stock transactions	0.4	4.5	—	—	4.5
Balance at June 30, 2024	679.6	$3,897.5	$1,644.8	$(107.3)	$5,435.0

Balance at March 31, 2023	675.1	$3,792.4	$1,291.9	$(89.7)	$4,994.6
Comprehensive (loss) income	—	—	(7.3)	17.8	10.5
Stock-based compensation expense	—	9.3	—	—	9.3
Stock option exercises and other common stock transactions	0.6	(3.1)	—	—	(3.1)
Balance at June 30, 2023	675.7	$3,798.6	$1,284.6	$(71.9)	$5,011.3
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity (continued)

(in millions)	Stockholders’ equity
	Common stock including paid-in capital		Accumulated earnings	AOCI	Total
	Shares	Amount
Balance at December 31, 2023	676.6	$3,830.1	$1,491.5	$(69.0)	$5,252.6
Comprehensive income (loss)	—	—	153.3	(38.3)	115.0
Stock-based compensation expense	—	24.0	—	—	24.0
Stock option exercises and other common stock transactions	3.0	43.4	—	—	43.4
Balance at June 30, 2024	679.6	$3,897.5	$1,644.8	$(107.3)	$5,435.0

Balance at December 31, 2022	674.3	$3,785.3	$1,170.4	$(100.3)	$4,855.4
Comprehensive income	—	—	114.2	28.4	142.6
Stock-based compensation expense	—	21.9	—	—	21.9
Stock option exercises and other common stock transactions	1.4	(8.6)	—	—	(8.6)
Balance at June 30, 2023	675.7	$3,798.6	$1,284.6	$(71.9)	$5,011.3
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$153.3	$114.2
Reconciling adjustments:
Depreciation and amortization	202.2	203.7
Impairment charges	—	160.8
Stock-based compensation expense	23.8	21.9
Provision for accounts receivable and inventory	39.5	43.1
Deferred income tax benefit	(52.7)	(64.7)
Amortization of deferred financing costs	5.8	6.7
Loss on extinguishment of debt	4.4	3.9
Foreign currency remeasurement loss (gain)	3.1	(0.1)
Changes in assets and liabilities:
Accounts receivable	—	7.9
Inventory	(14.2)	(1.7)
Accounts payable	45.9	(74.4)
Accrued interest	(0.3)	(0.6)
Other assets and liabilities	6.4	(34.3)
Other	5.5	1.3
Net cash provided by operating activities	422.7	387.7
Cash flows from investing activities:
Capital expenditures	(80.5)	(58.1)
Other	1.4	1.4
Net cash used in investing activities	(79.1)	(56.7)
Cash flows from financing activities:
Debt borrowings	12.3	—
Debt repayments	(383.0)	(460.3)
Payments of debt refinancing fees and premiums	—	(2.3)
Proceeds received from exercise of stock options	50.8	4.7
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(7.4)	(13.3)
Net cash used in financing activities	(327.3)	(471.2)
Effect of currency rate changes on cash and cash equivalents	(7.3)	4.1
Net change in cash, cash equivalents and restricted cash	9.0	(136.1)
Cash, cash equivalents and restricted cash, beginning of period	287.7	396.9
Cash, cash equivalents and restricted cash, end of period	$296.7	$260.8
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
In the second quarter of 2023, persistently high customer inventory in the end markets served by Ritter and an overall slowdown in research activity caused Ritter’s revenue to decline compared to prior expectations. Due to these circumstances, we performed an impairment test of the Ritter asset group, which resulted in a fair value that was lower than its carrying value. As a result, we recorded impairment charges of $106.4 million on Ritter’s finite-lived intangible assets and $54.4 million on Ritter’s property, plant & equipment in the second quarter of 2023. These charges impacted our Laboratory Solutions reportable segment.
Our impairment test was performed as of June 30, 2023 and utilized our then latest estimates of Ritter’s projected cash flows, including revenues, gross margin, SG&A expenses, capital expenditures to maintain the acquired assets, and investments in debt free net working capital, as well as current market assumptions for the discount rate.
We have not identified any further events or changes in circumstances that would indicate a potential inability to recover the remaining carrying amounts of the Ritter asset group following the recognition of the impairment charges in the second quarter of 2023.
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
3.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2024:

(in millions, except per share data)	Three months ended June 30, 2024			Six months ended June 30, 2024
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$92.9	679.4	$0.14	$153.3	678.7	$0.23
Dilutive effect of stock-based awards	—	3.2		—	3.2
Diluted	$92.9	682.6	$0.14	$153.3	681.9	$0.22
The following table presents the reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2023:

(in millions, except per share data)	Three months ended June 30, 2023			Six months ended June 30, 2023
	Loss (numerator)	Weighted average shares outstanding (denominator)	Loss per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$(7.3)	675.3	$(0.01)	$114.2	675.0	$0.17
Dilutive effect of stock-based awards	—	—		—	2.9
Diluted	$(7.3)	$675.3	$(0.01)	$114.2	677.9	$0.17
For the three months ended June 30, 2023, basic and diluted loss per share calculations were the same because there was a net loss. As a result, 1.6 million of stock options and 0.8 million of restricted stock units were excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

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
The following table presents information by reportable segment:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales:
Laboratory Solutions	$1,155.7	$1,193.8	$2,312.8	$2,396.8
Bioscience Production	547.1	550.1	1,069.8	1,127.4
Total	$1,702.8	$1,743.9	$3,382.6	$3,524.2
Adjusted Operating Income:
Laboratory Solutions	$150.9	$179.7	$299.1	$351.9
Bioscience Production	144.0	154.2	270.9	321.7
Corporate	(17.7)	(15.0)	(34.4)	(31.6)
Total	$277.2	$318.9	$535.6	$642.0
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.

The following table presents the reconciliation of net income (loss), the nearest measurement under GAAP, to Adjusted Operating Income:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss)	$92.9	$(7.3)	$153.3	$114.2
Interest expense, net	60.9	73.4	125.2	147.1
Income tax expense	21.7	6.0	41.9	40.3
Loss on extinguishment of debt	1.9	1.6	4.4	3.9
Other income, net	(1.6)	(2.0)	(2.7)	(2.6)
Operating income	175.8	71.7	322.1	302.9
Amortization	74.9	78.9	150.2	157.3
Integration-related expenses[1]	—	(0.6)	—	8.1
Restructuring and severance charges[2]	9.7	7.2	32.9	11.9
Transformation expenses[3]	16.2	—	29.5	—
Other[4]	0.6	0.9	0.9	1.0
Impairment charges[5]	—	160.8	—	160.8
Adjusted Operating Income	$277.2	$318.9	$535.6	$642.0
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
4.Represents other stock-based compensation expense (benefit) and charges and legal costs in connection with certain litigation and other contingencies that are unrelated to our core operations and not reflective of on-going business and operating results.
5.As described in note 1.
The following table presents net sales by product category:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Proprietary	$914.0	$923.9	$1,797.5	$1,876.1
Third-party	788.8	820.0	1,585.1	1,648.1
Total	$1,702.8	$1,743.9	$3,382.6	$3,524.2

5.    Supplemental disclosures of cash flow information
The following table presents supplemental disclosures of cash flow information:

(in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$272.6	$262.9
Restricted cash classified as other assets	24.1	24.8
Total	$296.7	$287.7
At June 30, 2024 and December 31, 2023, amounts included in restricted cash primarily represent funds held in escrow to satisfy a long-term retention incentive related to the acquisition of Ritter.

(in millions)	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Cash paid for income taxes, net	$86.5	$126.7
Cash paid for interest, net, excluding financing leases	116.1	138.2
Cash paid for interest on finance leases	2.5	2.5
Cash paid under operating leases	22.0	21.1
Cash flows from financing activities:
Cash paid under finance leases	$2.8	$2.5
6.    Inventory
The following table presents the components of inventory:

(in millions)	June 30, 2024	December 31, 2023
Merchandise inventory	$443.5	$503.5
Finished goods	119.6	91.0
Raw materials	162.3	167.2
Work in process	70.2	66.4
Total	$795.6	$828.1
7.    Goodwill and other intangible assets
Goodwill
As described in note 1, we reorganized our segment reporting structure effective January 1, 2024. The segment reporting reorganization also resulted in a change to our reporting units for the purpose of goodwill impairment testing. Our new reporting units are Buy Sell Lab, Proprietary Lab, Services, Manufactured Products, Buy Sell Production, and NuSil. As a result of the reorganization, our goodwill was reassigned to the new reporting units making up our Laboratory Solutions and Bioscience Production reporting segments.
We have reassigned goodwill as of January 1, 2024 to align to our new segment structure by using a relative fair value approach. We tested goodwill for impairment immediately before and after the realignment; no impairment was identified.

The following table presents goodwill by our reportable segments, on the effective date of the change:

	Laboratory Solutions	Bioscience Production	Total
Goodwill, gross	$3,842.0	$1,913.5	$5,755.5
Accumulated impairment losses	(18.4)	(20.4)	(38.8)
Goodwill, net	$3,823.6	$1,893.1	$5,716.7
Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	June 30, 2024			December 31, 2023
	Gross value	Accumulated amortization and impairment[1]	Carrying value	Gross value	Accumulated amortization and impairment[1]	Carrying value
Customer relationships	$4,822.3	$1,772.0	$3,050.3	$4,883.2	$1,670.3	$3,212.9
Trade names	355.5	234.3	121.2	359.7	228.3	131.4
Other	631.3	312.3	319.0	635.5	296.8	338.7
Total finite-lived	$5,809.1	$2,318.6	3,490.5	$5,878.4	$2,195.4	3,683.0
Indefinite-lived			92.3			92.3
Total			$3,582.8			$3,775.3
━━━━━━━━━
1.As of June 30, 2024 and December 31, 2023, accumulated impairment losses on Customer relationships were $65.9 million and on Other were $40.5 million totaling $106.4 million.
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
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. At June 30, 2024, our accrued obligation under this order is $2.4 million, which is calculated based on expected cash payments discounted at rates ranging from 4.3% to 5.1% between 2024 and 2046. The undiscounted amount of that obligation is $3.7 million.

We are indemnified against any losses incurred in this matter as stipulated through the agreement and guaranty referenced in our Annual Report.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At June 30, 2024, our balance sheet includes a liability of $1.1 million for remediation and monitoring costs. That liability is estimated primarily on discounted expected remediation payments and is not materially different from its undiscounted amount.
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
Litigation
At June 30, 2024, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

9.    Debt
The following table presents information about our debt:

(dollars in millions)	June 30, 2024			December 31, 2023
	Interest terms	Rate	Amount
Receivables facility	SOFR[1] plus 0.80%	6.24%	$233.3	$221.0
Senior secured credit facilities:
Euro term loans B-4	EURIBOR plus 2.50%	6.15%	264.5	630.1
Euro term loans B-5	EURIBOR plus 2.00%	5.65%	337.8	350.4
U.S. dollar term loans B-5	SOFR[1] plus —%	—%	—	787.6
U.S. dollar term loans B-6	SOFR[1] plus 2.00%	7.44%	760.5	—
2.625% secured notes	fixed rate	2.625%	696.5	718.7
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% unsecured notes	fixed rate	3.875%	428.6	442.3
4.625% unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			67.0	68.3
Other			10.1	11.6
Total debt, gross			5,148.3	5,580.0
Less: unamortized deferred financing costs			(33.3)	(43.4)
Total debt			$5,115.0	$5,536.6
Classification on balance sheets:
Current portion of debt			$258.4	$259.9
Debt, net of current portion			4,856.6	5,276.7
━━━━━━━━━
1.SOFR includes credit spread adjustment.
Interest expense, net includes interest income of $17.9 million and $15.5 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $35.8 million and $30.0 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The interest income primarily relates to income on our interest rate swaps and cross currency swaps. Refer to note 14 to the unaudited consolidated financial statements for more information.
Credit facilities
The following table presents availability under our credit facilities:

(in millions)	June 30, 2024
	Receivables facility	Revolving credit facility	Total
Capacity	$333.5	$975.0	$1,308.5
Undrawn letters of credit outstanding	(14.5)	—	(14.5)
Outstanding borrowings	(233.3)	—	(233.3)
Unused availability	$85.7	$975.0	$1,060.7
Capacity under the receivables facility is calculated as the lower of eligible borrowing base or facility limit of $400.0 million. Eligible borrowing base is determined as total available accounts receivable less ineligible accounts receivable and other adjustments. At June 30, 2024, total available accounts receivable under the receivables facility were $547.2 million.
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
During the quarter ended June 30, 2024, we made prepayments of $10.0 million on our U.S. dollar term loan B-6 that matures on November 6, 2027 and prepayments of $156.2 million on our Euro term loan B-4 that matures on June 10, 2028. In connection with these prepayments, we expensed $1.9 million of previously unamortized deferred financing costs as a loss on extinguishment of debt.
Debt covenants
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at June 30, 2024.

10.    Accumulated other comprehensive income or loss
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at March 31, 2024	$(111.7)	$13.6	$1.1	$(97.0)
Unrealized (loss) gain	(6.1)	5.4	(0.2)	(0.9)
Reclassification of gain into earnings	—	(8.4)	—	(8.4)
Change due to income taxes	(1.7)	0.7	—	(1.0)
Balance at June 30, 2024	$(119.5)	$11.3	$0.9	$(107.3)

Balance at March 31, 2023	$(111.7)	$14.9	$7.1	$(89.7)
Unrealized gain (loss)	8.7	16.8	(0.8)	24.7
Reclassification of gain into earnings	—	(7.6)	—	(7.6)
Change due to income taxes	2.6	(2.2)	0.3	0.7
Balance at June 30, 2023	$(100.4)	$21.9	$6.6	$(71.9)

Balance at December 31, 2023	$(82.8)	$12.6	$1.2	$(69.0)
Unrealized (loss) gain	(28.1)	15.2	(0.4)	(13.3)
Reclassification of gain into earnings	—	(16.9)	—	(16.9)
Change due to income taxes	(8.6)	0.4	0.1	(8.1)
Balance at June 30, 2024	$(119.5)	$11.3	$0.9	$(107.3)

Balance at December 31, 2022	$(131.3)	$19.9	$11.1	$(100.3)
Unrealized gain (loss)	25.6	16.7	(5.7)	36.6
Reclassification of gain into earnings	—	(14.1)	—	(14.1)
Change due to income taxes	5.3	(0.6)	1.2	5.9
Balance at June 30, 2023	$(100.4)	$21.9	$6.6	$(71.9)
The reclassifications effects shown above were immaterial to the financial statements and were made to either cost of sales, SG&A expense or interest expense depending upon the nature of the underlying transaction. The income tax effects in the three and six months ended June 30, 2024 on foreign currency translation were due to our net investment hedge and cross-currency swap discussed in note 14.

11.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Award Classification	Three months ended June 30,		Six months ended June 30,
		2024	2023	2024	2023
Stock options	Equity	$2.6	$3.6	$5.7	$7.2
RSUs	Equity	8.8	5.5	17.6	14.2
Other	Both	(0.3)	0.1	0.5	0.5
Total		$11.1	$9.2	$23.8	$21.9
Award classification:
Equity		$11.6	$9.3	$24.0	$21.9
Liability		(0.5)	(0.1)	(0.2)	—
At June 30, 2024, unvested awards under our plans have remaining stock-based compensation expense of $103.8 million to be recognized over a weighted average period of 1.8 years.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2023	16.4	$21.37
Granted	0.7	24.14
Exercised	(2.3)	21.34
Forfeited	(0.7)	25.94
Balance at June 30, 2024	14.1	$21.25	$31.4	5.3 years
Expected to vest	3.0	25.12	0.3	8.7 years
Vested	11.1	20.24	31.1	4.4 years
During the six months ended June 30, 2024, we granted stock options that have a contractual life of ten years and will vest annually over three years, subject to the recipient continuously providing service to us through such date.

RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2023	4.0	$26.35
Granted	2.2	25.65
Vested	(0.9)	25.93
Forfeited	(0.2)	29.62
Balance at June 30, 2024	5.1	$26.60
During the six months ended June 30, 2024, we granted RSUs that will vest annually over three years, subject to the recipient continuously providing service to us throughout the vesting period. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. We recorded expense on such awards of $2.7 million and $(0.5) million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $4.8 million and $1.8 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
12.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net foreign currency gain from financing activities	$1.0	$1.6	$1.8	$1.8
Income related to defined benefit plans	0.6	0.3	0.9	0.7
Other	—	0.1	—	0.1
Other income, net	$1.6	$2.0	$2.7	$2.6
13.    Income taxes
The following table presents the relationship between income tax expense and income (loss) before income taxes:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income (loss) before income taxes	$114.6	$(1.3)	$195.2	$154.5
Income tax expense	(21.7)	(6.0)	(41.9)	(40.3)
Effective income tax rate	18.9%	(461.5)%	21.5%	26.1%
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
The change in the effective tax rate for the three and six months ended June 30, 2024 when compared to the three and six months ended June 30, 2023, is primarily due to an impairment loss against the Company’s investment in its Ritter business that was recorded in the second quarter of 2023, as well as valuation allowances against deferred tax assets not expected to be realized as a result of the impairment.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $14.8 million will be reclassified as a reduction to interest expense.
As of June 30, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

(dollars in millions)
Interest rate derivative	Number of instruments	Notional
Interest rate swaps	2	$850.0

Effect of cash flow hedge accounting on AOCI
The table below presents the effect of cash flow hedge accounting on AOCI for the three and six months ended June 30, 2024 and June 30, 2023.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative				Location of gain or (loss) reclassified from AOCI into income	Amount of gain or (loss) reclassified from AOCI into income
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023		2024	2023	2024	2023
Interest rate products	$2.2	$13.6	$8.8	$10.1	Interest expense, net	$5.3	$4.4	$10.5	$7.5
Total	$2.2	$13.6	$8.8	$10.1		$5.3	$4.4	$10.5	$7.5

Effect of cash flow hedge accounting on the income statement
The table below presents the effect of our derivative financial instruments on the statement of operations for the three and six months ended June 30, 2024 and June 30, 2023.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
(in millions)	Interest expense, net	Interest expense, net	Interest expense, net	Interest expense, net
Total amounts of line items presented in the statements of operations where the effects of cash flow hedges are recorded	$(60.9)	$(73.4)	$(125.2)	$(147.1)
Amount of gain reclassified from AOCI into income	$5.3	$4.4	$10.5	$7.5
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
As of June 30, 2024, we had the following outstanding foreign currency derivatives that were used to hedge net investments in foreign operations:

(value in millions)
Foreign currency derivative	Number of instruments	Notional sold	Notional purchased
Cross-currency swaps	1	€732.1	$750.0
Effect of net investment hedges on AOCI and the income statement
The table below presents the effect of our net investment hedges on AOCI and the statement of operations for the three and six months ended June 30, 2024 and June 30, 2023.

Effect of Net Investment Hedges on AOCI and the Income Statement
(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)
	Three months ended June 30,			Three months ended June 30,
	2024	2023		2024	2023
Three months ended:
Cross currency swaps	$7.4	$(6.0)	Interest expense, net	$3.2	$3.2
Total	$7.4	$(6.0)		$3.2	$3.2
Six months ended:
Cross currency swaps	$28.3	$(13.2)	Interest expense, net	$6.3	$6.4
Total	$28.3	$(13.2)		$6.3	$6.4
The Company did not reclassify any other deferred gains or losses related to cash flow hedges from accumulated other comprehensive income (loss) to earnings for the three and six months ended June 30, 2024 and June 30, 2023.
The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2024 and December 31, 2023:

	Derivative assets				Derivative liabilities
	June 30, 2024		December 31, 2023		June 30, 2024		December 31, 2023
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate products	Other current assets	$14.9	Other current assets	$16.6	Other current liabilities	$—	Other current liabilities	$—
Foreign exchange products	Other current assets	—	Other current assets	—	Other current liabilities	(33.3)	Other current liabilities	(55.2)
Total		$14.9		$16.6		$(33.3)		$(55.2)
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
Net investment hedge effectiveness is assessed based upon the change in the spot rate of the foreign currency denominated debt. The critical terms of the foreign currency notes match the portion of the net investments designated as being hedged. At June 30, 2024, the net investment hedge was equal to the designated portion of the European operations and was considered to be perfectly effective.
The accumulated gain related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of AOCI was $23.0 million and $9.3 million as of June 30, 2024 and December 31, 2023, respectively.
The amount of (gain) loss related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income or loss for the three and six months ended June 30, 2024 and June 30, 2023 are presented below:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net investment hedges	$(3.0)	$1.8	$(13.7)	$9.3
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
The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	June 30, 2024		December 31, 2023
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$233.3	$233.3	$221.0	$221.0
Senior secured credit facilities:
Euro term loans B-4	264.5	265.8	630.1	630.9
Euro term loans B-5	337.8	339.5	350.4	351.1
U.S. dollar term loans B-5	—	—	787.6	791.0
U.S. dollar term loans B-6	760.5	765.7	—	—
2.625% secured notes	696.5	682.4	718.7	705.3
3.875% unsecured notes	800.0	724.0	800.0	727.3
3.875% unsecured notes	428.6	418.6	442.3	434.3
4.625 % unsecured notes	1,550.0	1,474.7	1,550.0	1,489.1
Finance lease liabilities	67.0	67.0	68.3	68.3
Other	10.1	10.1	11.6	11.6
Total	$5,148.3	$4,981.1	$5,580.0	$5,429.9
The fair values of debt instruments are based on standard pricing models that take into account the present value of future cash flows, and in some cases private trading data, which are level 2 measurements.
16.    Subsequent events
On July 24, 2024, we committed to certain significant restructuring activities in connection with the Company’s publicly-announced multi-year cost transformation initiative. These activities are designed to right-size the Company’s cost base and optimize its footprint and organizational structure with a focus on driving significant cost improvement and productivity.
While the Company is continuing to define the specific actions that may be required to deliver the targeted benefits, it expects to incur incremental restructuring charges in the range of $50.0 million to $65.0 million, including severance costs and other employment related expenses in the range of $40.0 million to $50.0 million. The Company expects to recognize the majority of these severance and related costs during the third and fourth quarters of 2024.
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
Overview
During the three months ended June 30, 2024, we recorded net sales of $1,702.8 million, net income of $92.9 million, Adjusted EBITDA of $305.6 million and Adjusted Operating Income of $277.2 million. Net sales decreased by 2.4%, which included a 2.0% decline in organic sales compared to the same period in 2023. See “Reconciliations of non-GAAP measures” for reconciliations of net income (loss) to Adjusted EBITDA and Adjusted Operating Income, and net income (loss) margin to Adjusted EBITDA margin and Adjusted Operating Income margin. See “Results of operations” for a reconciliation of net sales growth (decline) to organic net sales growth (decline).
Segment Change
Effective January 1, 2024, we changed our operating model and reporting segment structure from three reportable segments to two reportable segments, Laboratory Solutions and Bioscience Production. This structure aligns with how our Chief Executive Officer, who is our chief operating decision maker, measures segment operating performance and allocate resources across our operating segments. This reportable segment change has no impact on our consolidated operating results.
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
Our business continues to be impacted by the transition from the global coronavirus pandemic
Customer demand and required inventory levels continue to normalize in the transition from the COVID-19 pandemic. For a discussion of this trend and associated economic disruptions, and the actual operational and financial impacts that we experienced through December 31, 2023, see “Part II—Item 7

—Management's discussion and analysis of financial condition and results of operations” in the Annual Report.
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

Executive summary

(dollars in millions)	Three months ended June 30,		Change
	2024	2023
Net sales	$1,702.8	$1,743.9	$(41.1)
Gross margin	34.1%	33.8%	30 bps
Operating income	$175.8	$71.7	$104.1
Operating income margin	10.3%	4.1%	620 bps
Net income (loss)	$92.9	$(7.3)	$100.2
Net income (loss) margin	5.5%	(0.4)%	590 bps
Adjusted EBITDA	$305.6	$343.0	$(37.4)
Adjusted EBITDA margin	17.9%	19.7%	(180) bps
Adjusted Operating Income	$277.2	$318.9	$(41.7)
Adjusted Operating Income margin	16.3%	18.3%	(200) bps
The second quarter net sales decline was driven by decreases in the Laboratory Solutions segment primarily due to reduced customer demand. Volume declines contributed to contraction in gross profit while gross margin increased due to improved product mix, lower inventory reserves and manufacturing productivity, partially offset by inflationary pressures. Volume softness and the reset of annual incentive compensation drove Adjusted EBITDA margin and Adjusted Operating Income margin contraction.
Net Sales
Three months ended

(in millions)	Three months ended June 30,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Organic net sales growth (decline)
	2024	2023
Laboratory Solutions	$1,155.7	$1,193.8	$(38.1)	$(5.4)	$(32.7)
Bioscience Production	547.1	550.1	(3.0)	(1.3)	(1.7)
Total	$1,702.8	$1,743.9	$(41.1)	$(6.7)	$(34.4)
Net sales decreased $41.1 million or 2.4%, which included $6.7 million or 0.4% of unfavorable foreign currency impact. Organic net sales decreased by $34.4 million or 2.0%.
In the Laboratory Solutions segment, net sales decreased $38.1 million or 3.2%, which included $5.4 million or 0.5% of unfavorable foreign currency impact. Organic net sales decreased $32.7 million or 2.7%. Sales decline was primarily driven by decreased demand in biopharma and healthcare end markets.
In the Bioscience Production segment, net sales decreased $3.0 million or 0.5%, which included $1.3 million or 0.2% of unfavorable foreign currency impact. Organic net sales decreased by $1.7 million or 0.3%.

Six months ended

(in millions)	Six months ended June 30,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Organic net sales growth (decline)
	2024	2023
Laboratory Solutions	$2,312.8	$2,396.8	$(84.0)	$3.6	$(87.6)
Bioscience Production	1,069.8	1,127.4	(57.6)	1.7	(59.3)
Total	$3,382.6	$3,524.2	$(141.6)	$5.3	$(146.9)
Net sales decreased $141.6 million or 4.0%, which included $5.3 million or 0.2% of favorable foreign currency impact. Organic decline in net sales was $146.9 million or 4.2%.
In the Laboratory Solutions segment, net sales decreased $84.0 million or 3.5%, which included $3.6 million or 0.2% of favorable foreign currency impact. Organic net sales decreased $87.6 million or 3.7%. Sales decline was primarily driven by decreased demand in biopharma and healthcare end markets.
In the Bioscience Production segment, net sales decreased $57.6 million or 5.1%, which included $1.7 million or 0.2% of favorable foreign currency impact. Organic net sales decreased by $59.3 million or 5.3%. Sales decline was primarily driven by decreased demand in biopharma and healthcare end markets.
Gross margin

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023		2024	2023
Gross margin	34.1%	33.8%	30 bps	34.1%	34.5%	(40) bps
Three and six months ended
Gross margin for the three months ended June 30, 2024, expanded by 30 basis points due to improved product mix, lower inventory reserves and manufacturing productivity, partially offset by inflationary pressures. For the six months ended June 30, 2024, margin contracted 40 basis points driven by inflationary pressures and unfavorable product mix.

Operating income

(in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023		2024	2023
Gross profit	$581.5	$590.0	$(8.5)	$1,152.0	$1,214.8	$(62.8)
Operating expenses (excluding impairment charges)	405.7	357.5	48.2	829.9	751.1	78.8
Impairment charges	—	160.8	(160.8)	—	160.8	(160.8)
Operating income	$175.8	$71.7	$104.1	$322.1	$302.9	$19.2
Three and six months ended
Operating income for the three months ended June 30, 2024, increased primarily from the absence of impairment charges, partially offset by higher operating expenses driven by transformation expenses, higher accruals related to incentive compensation and inflationary pressures on salary expenses. Operating income for the six months ended June 30, 2024, increased primarily from the absence of impairment charges, partially offset by lower gross profit, as previously discussed, and higher operating expenses driven by restructuring and severance charges, transformation expenses, higher accruals related to incentive compensation and inflationary pressures on salary expenses.
Net income (loss)

(in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023		2024	2023
Operating income	$175.8	$71.7	$104.1	$322.1	$302.9	$19.2
Interest expense, net	(60.9)	(73.4)	12.5	(125.2)	(147.1)	21.9
Loss on extinguishment of debt	(1.9)	(1.6)	(0.3)	(4.4)	(3.9)	(0.5)
Other income, net	1.6	2.0	(0.4)	2.7	2.6	0.1
Income tax expense	(21.7)	(6.0)	(15.7)	(41.9)	(40.3)	(1.6)
Net income (loss)	$92.9	$(7.3)	$100.2	$153.3	$114.2	$39.1
Three and six months ended
Net income increased primarily due to higher operating income, as previously discussed, and lower interest expense due to debt repayments made over the last twelve months, partially offset by higher income tax expense due to higher income before income taxes.

Adjusted EBITDA and Adjusted EBITDA margin
For a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to net income (loss) and net income (loss) margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023		2024	2023
Adjusted EBITDA	$305.6	$343.0	$(37.4)	$588.6	$689.2	$(100.6)
Adjusted EBITDA margin	17.9%	19.7%	(180) bps	17.4%	19.6%	(220) bps
Three and six months ended
For the three months ended June 30, 2024, Adjusted EBITDA decreased by $37.4 million or 10.9%, which included a favorable foreign currency translation impact of $2.0 million or 0.6%.The remaining decline was $39.4 million or 11.5% primarily driven by increased operating expenses and lower sales volume.
For the six months ended June 30, 2024, Adjusted EBITDA decreased by $100.6 million or 14.6%, which included a favorable foreign currency translation impact of $3.0 million or 0.4%.The remaining decline was 103.6 million or 15.0% primarily driven by increased operating expenses and lower sales volume.
Adjusted Operating Income and Adjusted Operating Income margin
For a reconciliation of Adjusted Operating Income and Adjusted Operating Income margin to net income (loss) and net income (loss) margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023		2024	2023
Adjusted Operating Income:
Laboratory Solutions	$150.9	$179.7	$(28.8)	$299.1	$351.9	$(52.8)
Bioscience Production	144.0	154.2	(10.2)	270.9	321.7	(50.8)
Corporate	(17.7)	(15.0)	(2.7)	(34.4)	(31.6)	(2.8)
Total	$277.2	$318.9	$(41.7)	$535.6	$642.0	$(106.4)

Adjusted Operating Income margin	16.3%	18.3%	(200) bps	15.8%	18.2%	(240) bps
Three months ended
Adjusted Operating Income decreased $41.7 million or 13.1%, which included an unfavorable foreign currency translation impact of $2.5 million or 0.8%. The remaining decline was $39.2 million or 12.3% which is further discussed below.

In the Laboratory Solutions segment, Adjusted Operating Income declined $28.8 million or 16.0%, or 14.9% when adjusted for unfavorable foreign currency translation impact. The decrease was due to increased operating expenses primarily driven by higher accruals related to incentive compensation.
In the Bioscience Production segment, Adjusted Operating Income declined $10.2 million or 6.6%, or 6.4% when adjusted for unfavorable foreign currency translation impact. The decrease was driven primarily by increased operating expenses primarily driven by higher accruals related to incentive compensation and lower sales volume.
In Corporate, Adjusted Operating Income decreased $2.7 million due to immaterial offsetting factors.
Six months ended
Adjusted Operating Income decreased $106.4 million or 16.6%, which included an unfavorable foreign currency translation impact of $1.6 million or 0.3%. The remaining decline was $104.8 million or 16.3% which is further discussed below.
In the Laboratory Solutions segment, Adjusted Operating Income declined $52.8 million or 15.0%, or 14.3% when adjusted for unfavorable foreign currency translation impact. The decrease was due to increased operating expenses primarily driven by higher accruals related to incentive compensation and lower sales volume.
In the Bioscience Production segment, Adjusted Operating Income declined $50.8 million or 15.8%, or 15.7% when adjusted for unfavorable foreign currency translation impact. The decrease was driven primarily by lower sales volume and unfavorable product mix.
In Corporate, Adjusted Operating Income decreased $2.8 million due to immaterial offsetting factors.

Reconciliations of non-GAAP financial measures
The following table presents the reconciliation of net income (loss) and net income (loss) margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively:

(dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	$	%	$	%	$	%	$	%
Net income (loss)	$92.9	5.5%	$(7.3)	(0.4)%	$153.3	4.5%	$114.2	3.2%
Interest expense, net	60.9	3.6%	73.4	4.2%	125.2	3.7%	147.1	4.2%
Income tax expense	21.7	1.3%	6.0	0.3%	41.9	1.2%	40.3	1.1%
Depreciation and amortization	102.6	5.9%	102.6	5.9%	202.2	6.0%	203.7	5.9%
Loss on extinguishment of debt	1.9	—%	1.6	0.1%	4.4	0.1%	3.9	0.1%
Integration-related expenses[1]	—	—%	(0.6)	—%	—	—%	8.1	0.2%
Restructuring and severance charges[2]	9.7	0.6%	7.2	0.4%	32.9	1.0%	11.9	0.3%
Transformation expenses[3]	16.2	1.0%	—	—%	29.5	0.9%	—	—%
Other[4]	(0.3)	—%	(0.7)	—%	(0.8)	—%	(0.8)	—%
Impairment charges[5]	—	—%	160.8	9.2%	—	—%	160.8	4.6%
Adjusted EBITDA	$305.6	17.9%	$343.0	19.7%	$588.6	17.4%	$689.2	19.6%
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
4.Represents net foreign currency (gain) loss from financing activities, other stock-based compensation expense (benefit) and charges and legal costs in connection with certain litigation and other contingencies that are unrelated to our core operations and not reflective of on-going business and operating results.
5.As described in note 1 to our unaudited condensed consolidated financial statements.

The following table presents the reconciliation of net income (loss) and net income (loss) margin to Adjusted Operating Income and Adjusted Operating Income margin, respectively:

(dollars in millions)	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	$	%	$	%	$	%	$	%
Net income (loss)	$92.9	5.5%	$(7.3)	(0.4)%	$153.3	4.5%	$114.2	3.2%
Interest expense, net	60.9	3.6%	73.4	4.2%	125.2	3.7%	147.1	4.2%
Income tax expense	21.7	1.3%	6.0	0.3%	41.9	1.2%	40.3	1.1%
Loss on extinguishment of debt	1.9	—%	1.6	0.1%	4.4	0.1%	3.9	0.1%
Other income, net	(1.6)	(0.1)%	(2.0)	(0.1)%	(2.7)	—%	(2.6)	—%
Operating income	175.8	10.3%	71.7	4.1%	322.1	9.5%	302.9	8.6%
Amortization	74.9	4.4%	78.9	4.5%	150.2	4.4%	157.3	4.5%
Integration-related expenses[1]	—	—%	(0.6)	—%	—	—%	8.1	0.2%
Restructuring and severance charges[2]	9.7	0.6%	7.2	0.4%	32.9	1.0%	11.9	0.3%
Transformation expenses[3]	16.2	1.0%	—	—%	29.5	0.9%	—	—%
Other[4]	0.6	—%	0.9	0.1%	0.9	—%	1.0	—%
Impairment charges[5]	—	—%	160.8	9.2%	—	—%	160.8	4.6%
Adjusted Operating Income	$277.2	16.3%	$318.9	18.3%	$535.6	15.8%	$642.0	18.2%
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
4.Represents other stock-based compensation expense (benefit) and charges and legal costs in connection with certain litigation and other contingencies that are unrelated to our core operations and not reflective of on-going business and operating results.
5.As described in note 1 to our unaudited condensed consolidated financial statements.
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows and credit facilities. Most of our long-term financing is from indebtedness. For the three and six months ended June 30, 2024, we generated $281.1 million and $422.7 million of cash from operating activities, respectively, ended the quarter with $272.6 million of cash and cash equivalents and our availability under our credit facilities was $1,060.7 million. We have no debt repayments due in the next twelve months other than required term loan payments of $19.7 million and receivables facility borrowing of $233.3 million.

Liquidity
The following table presents our primary sources of liquidity:

(in millions)	June 30, 2024
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$333.5	$975.0	$1,308.5
Undrawn letters of credit outstanding	(14.5)	—	(14.5)
Outstanding borrowings	(233.3)	—	(233.3)
Unused availability	$85.7	$975.0	$1,060.7
Cash and cash equivalents			272.6
Total liquidity			$1,333.3
Some of our credit line availability depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs.
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at June 30, 2024.
At June 30, 2024, $258.0 million or 94.6% of our $272.6 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Six months ended June 30,		Change
	2024	2023
Operating activities:
Net income	$153.3	$114.2	$39.1
Non-cash items[1]	226.1	375.3	(149.2)
Working capital changes[2]	35.5	(46.8)	82.3
All other	7.8	(55.0)	62.8
Total	$422.7	$387.7	$35.0
Investing activities	$(79.1)	$(56.7)	$(22.4)
Capital expenditures	(80.5)	(58.1)	(22.4)
Financing activities	(327.3)	(471.2)	143.9
━━━━━━━━━
1.Consists of typical non-cash charges including depreciation and amortization, impairments, stock based compensation expense, deferred income tax expense and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $35.0 million more cash in 2024 primarily due to improved working capital and lower outflow of income taxes, partially offset by lower operating income.
Investing activities used $22.4 million more cash in 2024. The change was primarily attributable to an increase in capital expenditures compared to the prior year.
Financing activities used $143.9 million less cash in 2024 primarily due to the net borrowings made on the receivables facility in 2024 compared to having net repayments in 2023 and higher proceeds received from stock options exercises in 2024 compared to the prior year.
Free cash flow

(in millions)	Six months ended June 30,		Change
	2024	2023
Net cash provided by operating activities	$422.7	$387.7	$35.0
Capital expenditures	(80.5)	(58.1)	(22.4)
Free cash flow	$342.2	$329.6	$12.6
Free cash flow was $12.6 million higher in 2024 primarily due to higher cash flow from operating activities as previously discussed, partially offset by an increase in capital spending across the Company in 2024 as noted above.

Indebtedness
For information about our indebtedness, refer to the section entitled “Liquidity” and note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”
Item 3.    Quantitative and qualitative disclosures about market risk
Quantitative and qualitative disclosures about market risk appear in Item 7A in the Company’s 2023 Annual Report. There were no material changes during the quarter ended June 30, 2024 to this information as reported in the Company’s 2023 Annual Report.
Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
Item 2.05 Costs Associated with Exit or Disposal Activities

As previously announced, effective January 1, 2024, the Company transitioned to a new operating model consisting of two complementary business segments, the Laboratory Solutions segment and the Bioscience Production segment. In conjunction with the new operating model, the Company launched a multi-year cost transformation initiative and undertook a period of evaluation to determine the scope and scale of the initiative which included certain immaterial restructuring charges in the first and second quarters of 2024. On July 24, 2024, the Company committed to certain significant restructuring activities in connection with the initiative. These activities are designed to right-size the Company’s cost base and optimize its footprint and organizational structure with a focus on driving significant cost improvement and productivity. The Company will involve local stakeholders, including relevant employee representatives, in each impacted country in compliance with local laws and regulations.
The Company's objective for this multi-year cost transformation initiative is to deliver approximately $300.0 million in annual gross run-rate savings by the end of 2026.
While the Company is continuing to define the specific actions that may be required to deliver the targeted benefits, it expects to incur incremental restructuring charges in the range of $50.0 million to $65.0 million, including severance costs and other employment related expenses in the range of $40.0 million to $50.0 million. The Company expects to recognize the majority of these severance and related costs during the third and fourth quarters of 2024. Other charges, primarily related to impairments of long-lived assets and site closures, are expected to be immaterial in 2024. Cash expenses are expected in the range of $40.0 million to $50.0 million.
The Company is currently in the process of defining the specific parameters of its restructuring activities associated with the multi-year cost transformation initiative and, accordingly, future actions by the Company or changes in circumstances from current assumptions may cause actual results and future cash payments to differ.
Securities Trading Plans of Directors and Officers
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) of the Exchange Act. No directors or officers, as defined in Exchange Act Rule 16a-1(f), of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933, during the three months ended June 30, 2024.

Item 6.    Exhibits

		Location of exhibits
Exhibit no.	Exhibit description	Form	Exhibit no.	Filing date
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
		8-K	10.1	4/5/2024
10.2^	Consulting Agreement dated April 3, 2024 by and between VWR International, LLC and BrophyBio, LLC	10-Q	10.2	4/26/2024
10.3^	Scientific Advisory Board Consulting Agreement dated April 3, 2024, by and between Avantor, Inc. and Gerard Brophy	10-Q	10.3	4/26/2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

Location of exhibits
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
101	XBRL exhibits	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
━━━━━━━━━
*        Filled herewith
**        Furnished herewith
^    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avantor, Inc.

Date: July 26, 2024	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)