Form 10-Q
period 2024-09-30
Avantor, Inc.
filed 2024-10-25
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On October 21, 2024, 680,613,800 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended September 30, 2024
i

Glossary

Description
the Company, we, us, our	Avantor, Inc. and its subsidiaries
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Adjusted Operating Income	our earnings or loss before interest, taxes, amortization and certain other adjustments
Annual Report	our annual report on Form 10-K for the year ended December 31, 2023
AOCI	accumulated other comprehensive income or loss
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
GAAP	United States generally accepted accounting principles
long-term	period other than short-term
OCI	other comprehensive income or loss
Ritter	Ritter GmbH and affiliates, a company we acquired in June 2021
RSU	restricted stock units represent awards that will vest annually and awards that contain performance and market conditions
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
short-term	period less than a year from the reporting date
SOFR	secured overnight financing rate
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$285.3	$262.9
Accounts receivable, net of allowances of $32.5 and $35.0	1,087.7	1,150.2
Inventory	779.6	828.1
Other current assets	135.6	143.7
Assets held for sale (see note 17)	216.5	—
Total current assets	2,504.7	2,384.9
Property, plant and equipment, net of accumulated depreciation and impairment charges of $620.9 and $616.9	722.8	737.5
Other intangible assets, net (see note 7)	3,522.7	3,775.3
Goodwill, net of accumulated impairment losses of $38.8 and $38.8	5,670.6	5,716.7
Other assets	419.8	358.3
Total assets	$12,840.6	$12,972.7
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$229.7	$259.9
Accounts payable	673.5	625.9
Employee-related liabilities	183.3	133.1
Accrued interest	39.9	50.2
Other current liabilities	401.7	411.2
Liabilities held for sale (see note 17)	101.7	—
Total current liabilities	1,629.8	1,480.3
Debt, net of current portion	4,691.4	5,276.7
Deferred income tax liabilities	547.3	612.8
Other liabilities	418.9	350.3
Total liabilities	7,287.4	7,720.1
Commitments and contingencies (see note 9)
Stockholders’ equity:
Common stock including paid-in capital, 680.6 and 676.6 shares issued and outstanding	3,924.5	3,830.1
Accumulated earnings	1,702.6	1,491.5
Accumulated other comprehensive loss	(73.9)	(69.0)
Total stockholders’ equity	5,553.2	5,252.6
Total liabilities and stockholders’ equity	$12,840.6	$12,972.7
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales	$1,714.4	$1,720.2	$5,097.0	$5,244.4
Cost of sales	1,150.0	1,141.6	3,380.6	3,451.0
Gross profit	564.4	578.6	1,716.4	1,793.4
Selling, general and administrative expenses	439.8	368.4	1,269.7	1,119.5
Impairment charges	—	—	—	160.8
Operating income	124.6	210.2	446.7	513.1
Interest expense, net	(48.7)	(72.4)	(173.9)	(219.5)
Loss on extinguishment of debt	(2.1)	(2.0)	(6.5)	(5.9)
Other income, net	0.7	0.7	3.4	3.3
Income before income taxes	74.5	136.5	269.7	291.0
Income tax expense	(16.7)	(28.1)	(58.6)	(68.4)
Net income	$57.8	$108.4	$211.1	$222.6

Earnings per share:
Basic	$0.08	$0.16	$0.31	$0.33
Diluted	$0.08	$0.16	$0.31	$0.33
Weighted average shares outstanding:
Basic	680.3	676.0	679.3	675.4
Diluted	683.0	678.5	682.1	678.1
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$57.8	$108.4	$211.1	$222.6
Other comprehensive income (loss):
Foreign currency translation — unrealized gain (loss)	33.8	(30.4)	5.7	(4.8)
Derivative instruments:
Unrealized (loss) gain	(0.9)	8.0	14.3	24.7
Reclassification of gain into earnings	(14.1)	(8.4)	(31.0)	(22.5)
Activity related to defined benefit plans	(0.2)	(0.9)	(0.6)	(6.6)
Other comprehensive income (loss) before income taxes	18.6	(31.7)	(11.6)	(9.2)
Income tax effect	14.8	(7.5)	6.7	(1.6)
Other comprehensive income (loss)	33.4	(39.2)	(4.9)	(10.8)
Comprehensive income	$91.2	$69.2	$206.2	$211.8
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	Common stock including paid-in capital		Accumulated earnings	AOCI	Total
	Shares	Amount
Balance at June 30, 2024	679.6	$3,897.5	$1,644.8	$(107.3)	$5,435.0
Comprehensive income	—	—	57.8	33.4	91.2
Stock-based compensation expense	—	11.3	—	—	11.3
Stock option exercises and other common stock transactions	1.0	15.7	—	—	15.7
Balance at September 30, 2024	680.6	$3,924.5	$1,702.6	$(73.9)	$5,553.2

Balance at June 30, 2023	675.7	$3,798.6	$1,284.6	$(71.9)	$5,011.3
Comprehensive income (loss)	—	—	108.4	(39.2)	69.2
Stock-based compensation expense	—	9.7	—	—	9.7
Stock option exercises and other common stock transactions	0.6	9.2	—	—	9.2
Balance at September 30, 2023	676.3	$3,817.5	$1,393.0	$(111.1)	$5,099.4
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity (continued)

(in millions)	Stockholders’ equity
	Common stock including paid-in capital		Accumulated earnings	AOCI	Total
	Shares	Amount
Balance at December 31, 2023	676.6	$3,830.1	$1,491.5	$(69.0)	$5,252.6
Comprehensive income (loss)	—	—	211.1	(4.9)	206.2
Stock-based compensation expense	—	35.3	—	—	35.3
Stock option exercises and other common stock transactions	4.0	59.1	—	—	59.1
Balance at September 30, 2024	680.6	$3,924.5	$1,702.6	$(73.9)	$5,553.2

Balance at December 31, 2022	674.3	$3,785.3	$1,170.4	$(100.3)	$4,855.4
Comprehensive income (loss)	—	—	222.6	(10.8)	211.8
Stock-based compensation expense	—	31.6	—	—	31.6
Stock option exercises and other common stock transactions	2.0	0.6	—	—	0.6
Balance at September 30, 2023	676.3	$3,817.5	$1,393.0	$(111.1)	$5,099.4
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$211.1	$222.6
Reconciling adjustments:
Depreciation and amortization	304.6	301.7
Impairment charges	—	160.8
Stock-based compensation expense	35.7	31.7
Non-cash restructuring charges (see note 8)	16.4	—
Provision for accounts receivable and inventory	55.8	62.5
Deferred income tax benefit	(75.3)	(94.1)
Amortization of deferred financing costs	8.6	9.9
Loss on extinguishment of debt	6.5	5.9
Foreign currency remeasurement loss (gain)	3.0	(3.1)
Changes in assets and liabilities:
Accounts receivable	34.2	55.1
Inventory	(21.5)	9.1
Accounts payable	41.9	(95.8)
Accrued interest	(16.5)	(10.3)
Other assets and liabilities	63.0	(38.5)
Other	—	0.9
Net cash provided by operating activities	667.5	618.4
Cash flows from investing activities:
Capital expenditures	(121.3)	(95.8)
Other	1.7	2.1
Net cash used in investing activities	(119.6)	(93.7)
Cash flows from financing activities:
Debt repayments	(585.0)	(657.9)
Payments of debt refinancing fees and premiums	—	(2.3)
Proceeds received from exercise of stock options	67.3	14.1
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(8.2)	(13.5)
Net cash used in financing activities	(525.9)	(659.6)
Effect of currency rate changes on cash and cash equivalents	0.6	(1.3)
Net change in cash, cash equivalents and restricted cash	22.6	(136.2)
Cash, cash equivalents and restricted cash, beginning of period	287.7	396.9
Cash, cash equivalents and restricted cash, end of period	$310.3	$260.7
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
The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company will first apply this standard to its annual disclosures for the year ending December 31, 2024, which we expect will result in additional disclosures in the Company’s segment financial information footnote, primarily through enhanced disclosure about significant segment expenses.
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
On April 4, 2024, the SEC issued an order staying the final rules pending completion of judicial review of the petitions challenging the final rules. The order does not amend the compliance dates contemplated by the final rules, which are applicable to the Company for fiscal years beginning with the Company’s annual report on Form 10-K for the fiscal year ending December 31, 2025. We are currently evaluating the impact of our pending adoption of these requirements on our financial statement disclosures.
3.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2024:

(in millions, except per share data)	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$57.8	680.3	$0.08	$211.1	679.3	$0.31
Dilutive effect of stock-based awards	—	2.7		—	2.8
Diluted	$57.8	683.0	$0.08	$211.1	682.1	$0.31
The following table presents the reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2023:

(in millions, except per share data)	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$108.4	676.0	$0.16	$222.6	675.4	$0.33
Dilutive effect of stock-based awards	—	2.5		—	2.7
Diluted	$108.4	$678.5	$0.16	$222.6	678.1	$0.33

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
The following table presents information by reportable segment:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales:
Laboratory Solutions	$1,171.5	$1,159.1	$3,484.3	$3,555.9
Bioscience Production	542.9	561.1	1,612.7	1,688.5
Total	$1,714.4	$1,720.2	$5,097.0	$5,244.4
Adjusted Operating Income:
Laboratory Solutions	$151.5	$159.1	$450.7	$511.0
Bioscience Production	138.1	148.2	409.0	469.9
Corporate	(14.8)	(12.3)	(49.2)	(43.9)
Total	$274.8	$295.0	$810.5	$937.0
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.

The following table presents the reconciliation of net income, the nearest measurement under GAAP, to Adjusted Operating Income:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$57.8	$108.4	$211.1	$222.6
Interest expense, net	48.7	72.4	173.9	219.5
Income tax expense	16.7	28.1	58.6	68.4
Loss on extinguishment of debt	2.1	2.0	6.5	5.9
Other income, net	(0.7)	(0.7)	(3.4)	(3.3)
Operating income	124.6	210.2	446.7	513.1
Amortization	75.4	75.4	225.6	232.7
Integration-related expenses[1]	—	0.2	—	8.3
Restructuring and severance charges[2]	49.4	6.1	82.3	18.0
Transformation expenses[3]	17.1	—	46.6	—
Reserve for certain legal matters[4]	7.9	3.0	7.9	4.0
Other[5]	0.4	0.1	1.4	0.1
Impairment charges[6]	—	—	—	160.8
Adjusted Operating Income	$274.8	$295.0	$810.5	$937.0
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
5.Represents other stock-based compensation expense (benefit).
6.As described in note 1 to our unaudited condensed consolidated financial statements.
The following table presents net sales by product category:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Proprietary	$920.5	$921.8	$2,718.0	$2,797.9
Third-party	793.9	798.4	2,379.0	2,446.5
Total	$1,714.4	$1,720.2	$5,097.0	$5,244.4

5.    Supplemental disclosures of cash flow information
The following table presents supplemental disclosures of cash balances:

(in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$285.3	$262.9
Restricted cash classified as other assets	25.0	24.8
Total	$310.3	$287.7
At September 30, 2024 and December 31, 2023, amounts included in restricted cash primarily represent funds held in escrow to satisfy a long-term retention incentive related to the acquisition of Ritter.

(in millions)	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Cash paid for income taxes, net	$128.1	$195.3
Cash paid for interest, net, excluding financing leases	179.1	214.2
Cash paid for interest on finance leases	3.9	3.8
Cash paid under operating leases	33.5	32.4
Cash flows from financing activities:
Cash paid under finance leases	$4.5	$3.8
6.    Inventory
The following table presents the components of inventory:

(in millions)	September 30, 2024	December 31, 2023
Merchandise inventory	$432.3	$503.5
Finished goods	114.1	91.0
Raw materials	163.2	167.2
Work in process	70.0	66.4
Total	$779.6	$828.1
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

The following table presents goodwill by our reportable segments, on the effective date of the change:

	Laboratory Solutions	Bioscience Production	Total
Goodwill, gross	$3,842.0	$1,913.5	$5,755.5
Accumulated impairment losses	(18.4)	(20.4)	(38.8)
Goodwill, net	$3,823.6	$1,893.1	$5,716.7
Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	September 30, 2024			December 31, 2023
	Gross value	Accumulated amortization and impairment[1]	Carrying value	Gross value	Accumulated amortization and impairment[1]	Carrying value
Customer relationships	$4,833.9	$1,831.2	$3,002.7	$4,883.2	$1,670.3	$3,212.9
Trade names	361.1	243.8	117.3	359.7	228.3	131.4
Other	636.1	325.7	310.4	635.5	296.8	338.7
Total finite-lived	$5,831.1	$2,400.7	3,430.4	$5,878.4	$2,195.4	3,683.0
Indefinite-lived			92.3			92.3
Total			$3,522.7			$3,775.3
━━━━━━━━━
1.As of September 30, 2024 and December 31, 2023, accumulated impairment losses on Customer relationships were $65.9 million and on Other were $40.5 million totaling $106.4 million.
8.    Restructuring
The following table presents restructuring and severance expenses by plan:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
2024 restructuring program	$49.4	$—	$82.3	$—
Other	—	6.1	—	18.0
Total	$49.4	$6.1	$82.3	$18.0
Restructuring and severance charges are classified as SG&A expenses or cost of sales depending on the nature of the expense.
2024 restructuring program
The 2024 restructuring program is a part of the Company’s multi-year cost transformation initiative designed to right-size the Company’s cost base and optimize its footprint and organizational structure with a focus on driving significant cost improvement and productivity.

The following table presents information about expenses under the 2024 restructuring program for the periods covered under this report in which the plan was active:

(in millions)	Three months ended September 30,	Nine months ended September 30,	Charges incurred	Expected remaining charges	Total expected charges
	2024	2024
Employee severance and related	$39.7	$64.9	$64.9	$10.3	$75.2
Facility closure	0.4	1.0	1.0	0.3	1.3
Other	9.3	16.4	16.4	5.0	21.4
Total	$49.4	$82.3	$82.3	$15.6	$97.9

Laboratory Solutions	$26.0	$41.9	$41.9	$10.6	$52.5
Bioscience Production	23.4	39.5	39.5	5.0	44.5
Corporate	—	0.9	0.9	—	0.9
Total	$49.4	$82.3	$82.3	$15.6	$97.9
Other charges in the table above primarily relate to the write-downs of the carrying value of assets that we plan to dispose of under the program.
The following table presents changes to accrued employee severance and related expenses under the 2024 restructuring program, which are primarily classified as employee-related current liabilities:

(in millions)	Nine months ended September 30,
2024
Beginning balance	$—
Expenses	64.9
Cash payments	(32.6)
Currency translation	0.8
Ending balance	$33.1
9.    Commitments and contingencies
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

The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. At September 30, 2024, our accrued obligation under this order is $2.5 million, which is calculated based on expected cash payments discounted at rates ranging from 3.5% to 4.2% between 2024 and 2045. The undiscounted amount of that obligation is $3.7 million. We are indemnified against any losses incurred in this matter as stipulated through the agreement and guaranty referenced in our Annual Report.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At September 30, 2024, our balance sheet includes a liability of $1.1 million for remediation and monitoring costs. That liability is estimated primarily on discounted expected remediation payments and is not materially different from its undiscounted amount.
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
Litigation
At September 30, 2024, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

10.    Debt
The following table presents information about our debt:

(dollars in millions)	September 30, 2024			December 31, 2023
	Interest terms	Rate	Amount
Receivables facility	SOFR[1] plus 0.80%	5.86%	$205.1	$221.0
Senior secured credit facilities:
Euro term loans B-4	EURIBOR plus 2.50%	5.88%	89.5	630.1
Euro term loans B-5	EURIBOR plus 2.00%	5.38%	350.3	350.4
U.S. dollar term loans B-5	SOFR[1] plus —%	—%	—	787.6
U.S. dollar term loans B-6	SOFR[1] plus 2.00%	6.95%	758.6	—
2.625% secured notes	fixed rate	2.625%	724.2	718.7
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% unsecured notes	fixed rate	3.875%	445.6	442.3
4.625% unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			16.9	68.3
Other			10.0	11.6
Total debt, gross			4,950.2	5,580.0
Less: unamortized deferred financing costs			(29.1)	(43.4)
Total debt			$4,921.1	$5,536.6
Classification on balance sheets:
Current portion of debt			$229.7	$259.9
Debt, net of current portion			4,691.4	5,276.7
━━━━━━━━━
1.SOFR includes credit spread adjustment.
Interest expense, net includes interest income of $26.8 million and $17.4 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $62.6 million and $47.4 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The interest income primarily relates to income on our interest rate swaps and cross currency swaps discussed in note 15.
Credit facilities
The following table presents availability under our credit facilities:

(in millions)	September 30, 2024
	Receivables facility	Revolving credit facility	Total
Capacity	$314.4	$975.0	$1,289.4
Undrawn letters of credit outstanding	(14.8)	(3.2)	(18.0)
Outstanding borrowings	(205.1)	—	(205.1)
Unused availability	$94.5	$971.8	$1,066.3
Capacity under the receivables facility is calculated as the lower of eligible borrowing base or facility limit of $400.0 million. Eligible borrowing base is determined as total available accounts receivable less ineligible accounts receivable and other adjustments. At September 30, 2024, total available accounts receivable under the receivables facility were $522.4 million.
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
During the quarter ended September 30, 2024, we made prepayment of $179.6 million on our Euro term loan B-4 that matures on June 10, 2028. In connection with this prepayment, we expensed $2.1 million of previously unamortized deferred financing costs as a loss on extinguishment of debt.
Debt covenants
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at September 30, 2024.

11.    Accumulated other comprehensive income or loss
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at June 30, 2024	$(119.5)	$11.3	$0.9	$(107.3)
Unrealized gain (loss)	33.8	(0.9)	(0.2)	32.7
Reclassification of gain into earnings	—	(14.1)	—	(14.1)
Change due to income taxes	11.2	3.6	—	14.8
Balance at September 30, 2024	$(74.5)	$(0.1)	$0.7	$(73.9)

Balance at June 30, 2023	$(100.4)	$21.9	$6.6	$(71.9)
Unrealized (loss) gain	(30.4)	8.0	(0.9)	(23.3)
Reclassification of gain into earnings	—	(8.4)	—	(8.4)
Change due to income taxes	(7.9)	0.1	0.3	(7.5)
Balance at September 30, 2023	$(138.7)	$21.6	$6.0	$(111.1)

Balance at December 31, 2023	$(82.8)	$12.6	$1.2	$(69.0)
Unrealized gain (loss)	5.7	14.3	(0.6)	19.4
Reclassification of gain into earnings	—	(31.0)	—	(31.0)
Change due to income taxes	2.6	4.0	0.1	6.7
Balance at September 30, 2024	$(74.5)	$(0.1)	$0.7	$(73.9)

Balance at December 31, 2022	$(131.3)	$19.9	$11.1	$(100.3)
Unrealized (loss) gain	(4.8)	24.7	(6.6)	13.3
Reclassification of gain into earnings	—	(22.5)	—	(22.5)
Change due to income taxes	(2.6)	(0.5)	1.5	(1.6)
Balance at September 30, 2023	$(138.7)	$21.6	$6.0	$(111.1)
The reclassifications effects shown above were immaterial to the financial statements and were made to either cost of sales, SG&A expense or interest expense depending upon the nature of the underlying transaction. The income tax effects in the three and nine months ended September 30, 2024 on foreign currency translation were due to our net investment hedge and cross-currency swap discussed in note 15.

12.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Award Classification	Three months ended September 30,		Nine months ended September 30,
		2024	2023	2024	2023
Stock options	Equity	$2.5	$3.0	$8.2	$10.2
RSUs	Equity	8.3	6.5	25.9	20.7
Other	Both	1.1	0.3	1.6	0.8
Total		$11.9	$9.8	$35.7	$31.7
Award classification:
Equity		$11.3	$9.7	$35.3	$31.6
Liability		0.6	0.1	0.4	0.1
At September 30, 2024, unvested awards under our plans have remaining stock-based compensation expense of $85.5 million to be recognized over a weighted average period of 1.7 years.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2023	16.4	$21.37
Granted	0.7	24.14
Exercised	(3.0)	20.71
Forfeited	(1.6)	19.31
Balance at September 30, 2024	12.5	$21.93	$55.4	5.1 years
Expected to vest	2.5	25.46	3.9	8.4 years
Vested	10.0	21.07	51.5	4.3 years
During the nine months ended September 30, 2024, we granted stock options that have a contractual life of ten years and will vest annually over three years, subject to the recipient continuously providing service to us through such date.

RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2023	4.0	$26.35
Granted	2.2	25.66
Vested	(1.1)	25.49
Forfeited	(0.5)	28.29
Balance at September 30, 2024	4.6	$26.68
During the nine months ended September 30, 2024, we granted RSUs that will vest annually over three years, subject to the recipient continuously providing service to us throughout the vesting period. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. We recorded expense on such awards of $1.8 million and $1.7 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $6.6 million and $3.5 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
13.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net foreign currency gain from financing activities	$—	$0.5	$1.8	$2.3
Income related to defined benefit plans	0.7	0.3	1.6	1.0
Other	—	(0.1)	—	—
Other income, net	$0.7	$0.7	$3.4	$3.3
14.    Income taxes
The following table presents the relationship between income tax expense and income before income taxes:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Income before income taxes	$74.5	$136.5	$269.7	$291.0
Income tax expense	(16.7)	(28.1)	(58.6)	(68.4)
Effective income tax rate	22.4%	20.6%	21.7%	23.5%
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
The change in the effective tax rate for the three and nine months ended September 30, 2024 when compared to the three and nine months ended September 30, 2023, is primarily due to an increase in foreign benefit in the third quarter of 2023, as well as a reduced impact of a limitation on the tax deduction of executive compensation expenses in 2024, respectively.
15.    Derivative and hedging activities
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an immaterial amount will be reclassified as an increase to interest expense.
As of September 30, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

(dollars in millions)
Interest rate derivative	Number of instruments	Notional
Interest rate swaps	1	$100.0

Effect of cash flow hedge accounting on AOCI
The table below presents the effect of cash flow hedge accounting on AOCI for the three and nine months ended September 30, 2024 and September 30, 2023.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative				Location of gain or (loss) reclassified from AOCI into income	Amount of gain or (loss) reclassified from AOCI into income
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023		2024	2023	2024	2023
Interest rate products	$(4.0)	$4.9	$4.8	$15.0	Interest expense, net	$11.0	$5.2	$21.5	$12.7
Total	$(4.0)	$4.9	$4.8	$15.0		$11.0	$5.2	$21.5	$12.7
Effect of cash flow hedge accounting on the income statement
The table below presents the effect of our derivative financial instruments on the statement of operations for the three and nine months ended September 30, 2024 and September 30, 2023.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(in millions)	Interest expense, net	Interest expense, net	Interest expense, net	Interest expense, net
Total amounts of line items presented in the statements of operations where the effects of cash flow hedges are recorded	$(48.7)	$(72.4)	$(173.9)	$(219.5)
Amount of gain reclassified from AOCI into income	$11.0	$5.2	$21.5	$12.7
During the quarter ended September 30, 2024, the hedging relationship between our $750.0 million notional value interest rate swap and underlying hedged item became ineffective as the hedged forecast transaction was deemed no longer probable of occurring. Due to the ineffectiveness, hedge accounting was discontinued, which resulted in a $6.2 million gain on the hedged transaction to be reclassified from AOCI into earnings. After the hedging relationship was discontinued, we terminated the interest rate swap and monetized $6.2 million of cash proceeds, which were received in October 2024.
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

As of September 30, 2024, we had the following outstanding foreign currency derivatives that were used to hedge net investments in foreign operations:

(value in millions)
Foreign currency derivative	Number of instruments	Notional sold	Notional purchased
Cross-currency swaps	1	€732.1	$750.0
Effect of net investment hedges on AOCI and the income statement
The table below presents the effect of our net investment hedges on AOCI and the statement of operations for the three and nine months ended September 30, 2024 and September 30, 2023.

Effect of Net Investment Hedges on AOCI and the Income Statement
(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)
	Three months ended September 30,			Three months ended September 30,
	2024	2023		2024	2023
Three months ended:
Cross currency swaps	$(26.3)	$22.8	Interest expense, net	$3.1	$3.2
Total	$(26.3)	$22.8		$3.1	$3.2
Nine months ended:
Cross currency swaps	$2.0	$9.6	Interest expense, net	$9.5	$9.5
Total	$2.0	$9.6		$9.5	$9.5
The Company did not reclassify any other deferred gains or losses related to cash flow hedges from accumulated other comprehensive income (loss) to earnings for the three and nine months ended September 30, 2024 and September 30, 2023 other than those mentioned above.
The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2024 and December 31, 2023:

	Derivative assets				Derivative liabilities
	September 30, 2024		December 31, 2023		September 30, 2024		December 31, 2023
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate products	Other current assets	$—	Other current assets	$16.6	Other current liabilities	$(0.1)	Other current liabilities	$—
Foreign exchange products	Other current assets	—	Other current assets	—	Other current liabilities	(62.7)	Other current liabilities	(55.2)
Total		$—		$16.6		$(62.8)		$(55.2)
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
Net investment hedge effectiveness is assessed based upon the change in the spot rate of the foreign currency denominated debt. The critical terms of the foreign currency notes match the portion of the net investments designated as being hedged. At September 30, 2024, the net investment hedge was equal to the designated portion of the European operations and was considered to be perfectly effective.
In October 2024, the Company de-designated these outstanding €400.0 million 3.875% senior unsecured notes as a hedge of our net investment in certain of our European operations. The de-designation will have no impact on earnings as the accumulated gain on the net investment hedge is only reclassified into earnings upon a liquidation event or deconsolidation of a hedged foreign subsidiary.
The accumulated gain related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of AOCI was $6.0 million and $9.3 million as of September 30, 2024 and December 31, 2023, respectively.
The amount of loss (gain) related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income or loss for the three and nine months ended September 30, 2024 and September 30, 2023 are presented below:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net investment hedges	$17.0	$(13.5)	$3.3	$(4.2)

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
The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	September 30, 2024		December 31, 2023
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$205.1	$205.1	$221.0	$221.0
Senior secured credit facilities:
Euro term loans B-4	89.5	90.1	630.1	630.9
Euro term loans B-5	350.3	351.8	350.4	351.1
U.S. dollar term loans B-5	—	—	787.6	791.0
U.S. dollar term loans B-6	758.6	763.8	—	—
2.625% secured notes	724.2	718.0	718.7	705.3
3.875% unsecured notes	800.0	758.0	800.0	727.3
3.875% unsecured notes	445.6	444.7	442.3	434.3
4.625 % unsecured notes	1,550.0	1,516.2	1,550.0	1,489.1
Finance lease liabilities	16.9	16.9	68.3	68.3
Other	10.0	10.0	11.6	11.6
Total	$4,950.2	$4,874.6	$5,580.0	$5,429.9
The fair values of debt instruments are based on standard pricing models that take into account the present value of future cash flows, and in some cases private trading data, which are level 2 measurements.

17.    Assets held for sale
The Company completed the sale of its Clinical Services business, a component of the Company’s Laboratory Solutions reportable segment, on October 17, 2024, pursuant to a definitive agreement that was signed on August 16, 2024. The Company received gross proceeds of approximately $595.0 million, which are subject to customary post-closing adjustments. We expect the sale to generate approximately $500.0 million of cash proceeds after taxes and transaction costs. The Clinical Services business has not been classified as a discontinued operation as it did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
Assets and liabilities held for sale on the balance sheet, subject to this agreement, were approximately $216.5 million and $101.7 million, respectively, as of September 30, 2024.
Item 2.    Management’s discussion and analysis of financial condition and results of operations
This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Cautionary factors regarding forward-looking statements.”
Basis of presentation
This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes. Pursuant to SEC rules for reports covering interim periods, we have prepared this discussion and analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2023, the date of our Annual Report. Therefore, we encourage you to read this discussion and analysis in conjunction with our Annual Report.
Overview
During the three months ended September 30, 2024, we recorded net sales of $1,714.4 million, net income of $57.8 million, Adjusted EBITDA of $302.5 million and Adjusted Operating Income of $274.8 million. Net sales decreased by 0.3%, which included a 0.7% decline in organic sales compared to the same period in 2023. See “Reconciliations of non-GAAP measures” for reconciliations of net income to Adjusted EBITDA and Adjusted Operating Income, and net income margin to Adjusted EBITDA margin and Adjusted Operating Income margin. See “Results of operations” for a reconciliation of net sales growth (decline) to organic net sales growth (decline).
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

Factors and current trends affecting our business and results of operations
The following updates the factors and current trends disclosed in our Annual Report. These updates may affect our performance and financial condition in future periods.
Our business continues to be impacted by the transition from the global coronavirus pandemic
Customer demand and required inventory levels continue to normalize in the transition from the COVID-19 pandemic. For a discussion of this trend and associated economic disruptions, and the actual operational and financial impacts that we experienced through December 31, 2023, see “Part II, Item 7—Management's discussion and analysis of financial condition and results of operations” in our Annual Report.
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
We are implementing a cost transformation initiative to reduce our expenses
We are advancing a global cost transformation initiative to further enhance productivity through increased organizational efficiency, footprint optimization, reduced cost-to-serve and procurement savings that are expected to generate approximately $300 million in run rate cost savings by the end of 2026.
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

•Organic net sales growth, which is a non-GAAP measure discussed in the section entitled “Results of operations.” Organic net sales growth (decline) eliminates from our reported net sales change the impacts of revenues from acquisitions and divestitures that occurred in the last year and changes in foreign currency exchange rates. We believe that this measurement is useful to investors as a way to measure and evaluate our underlying commercial operating performance consistently across our segments and the periods presented. This measurement is used by our management for the same reason. Reconciliations to the change in reported net sales, the most directly comparable GAAP financial measure, are included in the section entitled “Results of operations”;
•Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP measures discussed in the section entitled “Results of operations.” Adjusted EBITDA is our net income or loss adjusted for the following items: (i) interest expense, (ii) income tax expense, (iii) amortization of acquired intangible assets, (iv) depreciation expense, (v) losses on extinguishment of debt, (vi) charges associated with the impairment of certain assets, (vii) and certain other adjustments. Adjusted EBITDA margin is Adjusted EBITDA divided by net sales as determined under GAAP. We believe that these measurements are useful as ways to analyze the underlying trends in our business consistently across the periods presented. These measurements are used by our management for the same reason. A reconciliation of net income or loss and net income or loss margin, the most directly comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, are included in the section entitled “Reconciliations of non-GAAP measures”;
•Adjusted Operating Income and Adjusted Operating Income margin, which are non-GAAP measures discussed in the section entitled “Results of operations.” Adjusted Operating Income is our net income or loss adjusted for the following items: (i) interest expense, (ii) income tax expense, (iii) amortization of acquired intangible assets, (iv) losses on extinguishment of debt, (v) charges associated with the impairment of certain assets, (vi) and certain other adjustments. This measurement is our segment reporting profitability measure under generally accepted accounting principles. Adjusted Operating Income margin is Adjusted Operating Income divided by net sales as determined under GAAP. We believe that these measurements are useful to investors as ways to analyze the underlying trends in our business consistently across the periods presented. These measurements are used by our management for the same reason. A reconciliation of net income or loss and net income or loss margin, the most directly comparable GAAP financial measures, to Adjusted Operating Income and Adjusted Operating Income margin, respectively, are included in the section entitled “Reconciliations of non-GAAP measures”;
•Cash flows from operating activities, which we discuss in the section entitled “Liquidity and capital resources—Historical cash flows”;
•Free cash flow, which is a non-GAAP measure, is equal to our cash flows from operating activities, less capital expenditures, plus the direct costs to close acquisitions and divestitures (including income tax effects, if any) in the period. We believe that this measurement is useful to investors as it provides a view on the Company’s ability to generate cash for use in financing or investing activities. This measurement is used by management for the same reason. A reconciliation of cash flows from operating activities, the most directly comparable GAAP financial measure, to free cash flow, is included in the section entitled “Liquidity and capital resources—Historical cash flows.”

Results of operations
We present results of operations in the same way that we manage our business, evaluate our performance and allocate our resources. We also provide discussion of net sales and Adjusted Operating Income by segment: Laboratory Solutions and Bioscience Production. Corporate costs are managed on a standalone basis, certain of which are allocated to our reportable segments.
Executive summary

(dollars in millions)	Three months ended September 30,		Change
	2024	2023
Net sales	$1,714.4	$1,720.2	$(5.8)
Gross margin	32.9%	33.6%	(70) bps
Operating income	$124.6	$210.2	$(85.6)
Operating income margin	7.3%	12.2%	(490) bps
Net income	$57.8	$108.4	$(50.6)
Net income margin	3.4%	6.3%	(290) bps
Adjusted EBITDA	$302.5	$317.8	$(15.3)
Adjusted EBITDA margin	17.6%	18.5%	(90) bps
Adjusted Operating Income	$274.8	$295.0	$(20.2)
Adjusted Operating Income margin	16.0%	17.1%	(110) bps
The third quarter net sales decline was driven by decreases in the Bioscience Production segment primarily due to reduced customer demand. Volume declines and inflationary pressures, partially offset by manufacturing productivity, contributed to contraction in gross profit and gross margin. Lower gross profit and the reset of annual incentive compensation, partially offset by savings from our cost transformation initiative, drove Adjusted EBITDA margin and Adjusted Operating Income margin contraction.
Net Sales
Three months ended

(in millions)	Three months ended September 30,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Organic net sales growth (decline)
	2024	2023
Laboratory Solutions	$1,171.5	$1,159.1	$12.4	$5.3	$7.1
Bioscience Production	542.9	561.1	(18.2)	1.9	(20.1)
Total	$1,714.4	$1,720.2	$(5.8)	$7.2	$(13.0)
Net sales decreased $5.8 million or 0.3%, which included $7.2 million or 0.4% of favorable foreign currency impact. Organic net sales decreased by $13.0 million or 0.7%.
In the Laboratory Solutions segment, net sales increased by $12.4 million or 1.1%, which included $5.3 million or 0.5% of favorable foreign currency impact. Organic net sales increased $7.1 million or 0.6%.

The sales increase was primarily driven by increased demand in the Education and Advanced Technology end markets.
In the Bioscience Production segment, net sales decreased by $18.2 million or 3.2%, which included $1.9 million or 0.3% of favorable foreign currency impact. Organic net sales decreased by $20.1 million or 3.5%. The sales decline was primarily driven by decreased demand for our proprietary silicones offerings to customers in the healthcare end market and by decreased sales of formulated solutions offerings to customers in the semiconductor industry.
Nine months ended

(in millions)	Nine months ended September 30,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Organic net sales growth (decline)
	2024	2023
Laboratory Solutions	$3,484.3	$3,555.9	$(71.6)	$8.9	$(80.5)
Bioscience Production	1,612.7	1,688.5	(75.8)	3.6	(79.4)
Total	$5,097.0	$5,244.4	$(147.4)	$12.5	$(159.9)
Net sales decreased $147.4 million or 2.8%, which included $12.5 million or 0.2% of favorable foreign currency impact. Organic decline in net sales was $159.9 million or 3.0%.
In the Laboratory Solutions segment, net sales decreased $71.6 million or 2.0%, which included $8.9 million or 0.3% of favorable foreign currency impact. Organic net sales decreased $80.5 million or 2.3%. The sales decline was primarily driven by decreased demand in biopharma and healthcare end markets.
In the Bioscience Production segment, net sales decreased $75.8 million or 4.5%, which included $3.6 million or 0.2% of favorable foreign currency impact. Organic net sales decreased by $79.4 million or 4.7%. The sales decline was primarily driven by decreased demand in biopharma and healthcare end markets.
Gross margin

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023		2024	2023
Gross margin	32.9%	33.6%	(70) bps	33.7%	34.2%	(50) bps
Three and nine months ended
Gross margin for the three months ended September 30, 2024, contracted by 70 basis points due to volume declines and inflationary pressures, partially offset by manufacturing productivity. For the nine months ended September 30, 2024, margin contracted by 50 basis points due to the same drivers as the three-month period.

Operating income

(in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023		2024	2023
Gross profit	$564.4	$578.6	$(14.2)	$1,716.4	$1,793.4	$(77.0)
Operating expenses (excluding impairment charges)	439.8	368.4	71.4	1,269.7	1,119.5	150.2
Impairment charges	—	—	—	—	160.8	(160.8)
Operating income	$124.6	$210.2	$(85.6)	$446.7	$513.1	$(66.4)
Three and nine months ended
Operating income for the three months and nine months ended September 30, 2024, decreased primarily from lower gross profit, as previously discussed, higher operating expenses driven by restructuring and severance charges, transformation expenses, and higher accruals related to incentive compensation.
Net income

(in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023		2024	2023
Operating income	$124.6	$210.2	$(85.6)	$446.7	$513.1	$(66.4)
Interest expense, net	(48.7)	(72.4)	23.7	(173.9)	(219.5)	45.6
Loss on extinguishment of debt	(2.1)	(2.0)	(0.1)	(6.5)	(5.9)	(0.6)
Other income, net	0.7	0.7	—	3.4	3.3	0.1
Income tax expense	(16.7)	(28.1)	11.4	(58.6)	(68.4)	9.8
Net income	$57.8	$108.4	$(50.6)	$211.1	$222.6	$(11.5)
Three and nine months ended
Net income decreased primarily due to lower operating income, as previously discussed, partially offset by lower interest expense due to debt repayments made over the last twelve months and lower income tax expense due to lower income before income taxes.
Adjusted EBITDA and Adjusted EBITDA margin
For a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to net income and net income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023		2024	2023
Adjusted EBITDA	$302.5	$317.8	$(15.3)	$891.1	$1,007.0	$(115.9)
Adjusted EBITDA margin	17.6%	18.5%	(90) bps	17.5%	19.2%	(170) bps

Three and nine months ended
For the three months ended September 30, 2024, Adjusted EBITDA decreased by $15.3 million or 4.8%, which included a favorable foreign currency translation impact of $1.3 million or 0.4%. The remaining decline was $16.6 million or 5.2% primarily driven by lower gross profit and the reset of annual incentive compensation, partially offset by savings from our cost transformation initiative.
For the nine months ended September 30, 2024, Adjusted EBITDA decreased by $115.9 million or 11.5%, which included a favorable foreign currency translation impact of $4.3 million or 0.4%.The remaining decline was 120.2 million or 11.9% primarily driven by lower gross profit and the reset of annual incentive compensation, partially offset by savings from our cost transformation initiative.
Adjusted Operating Income and Adjusted Operating Income margin
For a reconciliation of Adjusted Operating Income and Adjusted Operating Income margin to net income and net income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023		2024	2023
Adjusted Operating Income:
Laboratory Solutions	$151.5	$159.1	$(7.6)	$450.7	$511.0	$(60.3)
Bioscience Production	138.1	148.2	(10.1)	409.0	469.9	(60.9)
Corporate	(14.8)	(12.3)	(2.5)	(49.2)	(43.9)	(5.3)
Total	$274.8	$295.0	$(20.2)	$810.5	$937.0	$(126.5)

Adjusted Operating Income margin	16.0%	17.1%	(110) bps	15.9%	17.9%	(200) bps
Three months ended
Adjusted Operating Income decreased $20.2 million or 6.8%, which included a favorable foreign currency translation impact of $1.2 million or 0.4%. The remaining decline was $21.4 million or 7.2% which is further discussed below.
In the Laboratory Solutions segment, Adjusted Operating Income declined $7.6 million or 4.8%, or 5.2% when adjusted for favorable foreign currency translation impact. The decrease was due to increased operating expenses primarily driven by higher accruals related to incentive compensation and inflationary pressures, partially offset by savings from our cost transformation initiative.
In the Bioscience Production segment, Adjusted Operating Income declined $10.1 million or 6.8%, or 7.1% when adjusted for favorable foreign currency translation impact. The decrease was driven primarily by lower sales volume, unfavorable product mix and higher accruals related to incentive compensation, partially offset by savings from our cost transformation initiative.
In Corporate, Adjusted Operating Income decreased $2.5 million due to immaterial offsetting factors.

Nine months ended
Adjusted Operating Income decreased $126.5 million or 13.5%, which included an unfavorable foreign currency translation impact of $0.4 million or 0.0%. The remaining decline was $126.1 million or 13.5% which is further discussed below.
In the Laboratory Solutions segment, Adjusted Operating Income declined $60.3 million or 11.8%, or 11.5% when adjusted for unfavorable foreign currency translation impact. The decrease was due to increased operating expenses primarily driven by lower sales volume and higher accruals related to incentive compensation, partially offset by savings from our cost transformation initiative.
In the Bioscience Production segment, Adjusted Operating Income declined $60.9 million or 13.0%, or 13.1% when adjusted for modestly favorable foreign currency translation impact. The decrease was driven primarily by lower sales volume, unfavorable product mix and higher accruals related to incentive compensation, partially offset by savings from our cost transformation initiative.
In Corporate, Adjusted Operating Income decreased $5.3 million due to immaterial offsetting factors.

Reconciliations of non-GAAP financial measures
The following table presents the reconciliation of net income and net income margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively:

(dollars in millions, % based on net sales)	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	$	%	$	%	$	%	$	%
Net income	$57.8	3.4%	$108.4	6.3%	$211.1	4.1%	$222.6	4.2%
Interest expense, net	48.7	2.8%	72.4	4.2%	173.9	3.4%	219.5	4.2%
Income tax expense	16.7	1.0%	28.1	1.6%	58.6	1.2%	68.4	1.3%
Depreciation and amortization	102.4	5.9%	98.0	5.8%	304.6	5.9%	301.7	5.7%
Loss on extinguishment of debt	2.1	0.1%	2.0	0.1%	6.5	0.1%	5.9	0.1%
Integration-related expenses[1]	—	—%	0.2	—%	—	—%	8.3	0.2%
Restructuring and severance charges[2]	49.4	2.9%	6.1	0.4%	82.3	1.7%	18.0	0.3%
Transformation expenses[3]	17.1	1.0%	—	—%	46.6	0.9%	—	—%
Reserve for certain legal matters[4]	7.9	0.5%	3.0	0.1%	7.9	0.2%	4.0	0.1%
Other[5]	0.4	—%	(0.4)	—%	(0.4)	—%	(2.2)	—%
Impairment charges[6]	—	—%	—	—%	—	—%	160.8	3.1%
Adjusted EBITDA	$302.5	17.6%	$317.8	18.5%	$891.1	17.5%	$1,007.0	19.2%
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
5.Represents net foreign currency (gain) loss from financing activities and other stock-based compensation expense (benefit).
6.As described in note 1 to our unaudited condensed consolidated financial statements.

The following table presents the reconciliation of net income and net income margin to Adjusted Operating Income and Adjusted Operating Income margin, respectively:

(dollars in millions, % based on net sales)	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	$	%	$	%	$	%	$	%
Net income	$57.8	3.4%	$108.4	6.3%	$211.1	4.1%	$222.6	4.2%
Interest expense, net	48.7	2.8%	72.4	4.2%	173.9	3.4%	219.5	4.2%
Income tax expense	16.7	1.0%	28.1	1.6%	58.6	1.2%	68.4	1.3%
Loss on extinguishment of debt	2.1	0.1%	2.0	0.1%	6.5	0.1%	5.9	0.1%
Other income, net	(0.7)	—%	(0.7)	—%	(3.4)	(0.1)%	(3.3)	—%
Operating income	124.6	7.3%	210.2	12.2%	446.7	8.7%	513.1	9.8%
Amortization	75.4	4.3%	75.4	4.4%	225.6	4.4%	232.7	4.4%
Integration-related expenses[1]	—	—%	0.2	—%	—	—%	8.3	0.2%
Restructuring and severance charges[2]	49.4	2.9%	6.1	0.4%	82.3	1.7%	18.0	0.3%
Transformation expenses[3]	17.1	1.0%	—	—%	46.6	0.9%	—	—%
Reserve for certain legal matter[4]	7.9	0.5%	3.0	0.1%	7.9	0.2%	4.0	0.1%
Other[5]	0.4	—%	0.1	—%	1.4	—%	0.1	—%
Impairment charges[6]	—	—%	—	—%	—	—%	160.8	3.1%
Adjusted Operating Income	$274.8	16.0%	$295.0	17.1%	$810.5	15.9%	$937.0	17.9%
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
5.Represents other stock-based compensation expense (benefit).
6.As described in note 1 to our unaudited condensed consolidated financial statements.
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows and credit facilities. Most of our long-term financing is from indebtedness. For the three and nine months ended September 30, 2024, we generated $244.8 million and $667.5 million of cash from operating activities, respectively, ended the quarter with $285.3 million of cash and cash equivalents and our availability under our credit facilities was $1,066.3 million. We have no debt repayments due in the next twelve months other than required term loan payments of $20.1 million and receivables facility borrowing of $205.1 million.

Liquidity
The following table presents our primary sources of liquidity:

(in millions)	September 30, 2024
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$314.4	$975.0	$1,289.4
Undrawn letters of credit outstanding	(14.8)	(3.2)	(18.0)
Outstanding borrowings	(205.1)	—	(205.1)
Unused availability	$94.5	$971.8	$1,066.3
Cash and cash equivalents			285.3
Total liquidity			$1,351.6
Some of our credit line availability depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs.
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at September 30, 2024.
At September 30, 2024, $257.2 million or 90.2% of our $285.3 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Nine months ended September 30,		Change
	2024	2023
Operating activities:
Net income	$211.1	$222.6	$(11.5)
Non-cash items[1]	355.3	475.3	(120.0)
Working capital changes[2]	62.3	(10.0)	72.3
All other	38.8	(69.5)	108.3
Total	$667.5	$618.4	$49.1
Investing activities	$(119.6)	$(93.7)	$(25.9)
Capital expenditures	(121.3)	(95.8)	(25.5)
Financing activities	(525.9)	(659.6)	133.7
━━━━━━━━━
1.Consists of typical non-cash charges including depreciation and amortization, impairments, stock-based compensation expense, deferred income tax expense, non-cash restructuring charges and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $49.1 million more cash in 2024 primarily due to improved working capital and lower outflow of income taxes, partially offset by lower operating income.
Investing activities used $25.9 million more cash in 2024. The change was primarily attributable to an increase in capital expenditures compared to the prior year.
Financing activities used $133.7 million less cash in 2024 primarily due to the lower repayments of term loans in 2024 compared to 2023 and higher proceeds received from stock options exercises in 2024 compared to the prior year.
Free cash flow

(in millions)	Nine months ended September 30,		Change
	2024	2023
Net cash provided by operating activities	$667.5	$618.4	$49.1
Capital expenditures	(121.3)	(95.8)	(25.5)
Free cash flow	$546.2	$522.6	$23.6
Free cash flow was $23.6 million higher in 2024 primarily due to higher cash flow from operating activities as previously discussed, partially offset by an increase in capital spending across the Company in 2024 as noted above.

Indebtedness
For information about our indebtedness, refer to the section entitled “Liquidity” and note 10 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”
Item 3.    Quantitative and qualitative disclosures about market risk
Quantitative and qualitative disclosures about market risk appear in Item 7A “Quantitative and qualitative disclosures about market risk” in our Annual Report. There were no material changes during the quarter ended September 30, 2024 to this information as reported in the Annual Report.
Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1.    Legal proceedings
For additional information regarding legal proceedings and matters, see note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements,” in this report, which information is incorporated into this item by reference.
Item 1A.    Risk factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report. There have been no material changes to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report.
Item 2.    Unregistered sales of equity securities and use of proceeds
None.

Item 3.    Defaults upon senior securities
None.
Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
Securities Trading Plans of Directors and Officers
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the quarter ended September 30, 2024, the following plans or arrangements were adopted:
On September 6, 2024, Steven Eck, Senior Vice President and Chief Accounting Officer, adopted a Rule 10b5-1 trading plan (the “Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934, pursuant to which he may sell up to (i) 70,459 shares of the Company’s common stock through the exercise of stock options and (ii) 42,924 shares of the Company's common stock, in each case, in amounts and at prices as determined in accordance with the Plan terms. The Plan will terminate on the earlier of August 29, 2025, or the execution of all trades contemplated by the Plan.
No other directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K, during the three months ended September 30, 2024.

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

Avantor, Inc.

Date: October 25, 2024	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)