Form 10-K
period 2024-12-31
Avantor, Inc.
filed 2025-02-07
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-K
━━━━━━━━━
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of common stock held by our non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,407,779,658.
On February 3, 2025, 680,902,572 shares of common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for our 2025 annual meeting of stockholders will be filed with the SEC on or before 120 days after our 2024 fiscal year-end and are incorporated by reference into Part III of this report.

Avantor, Inc. and subsidiaries
Form 10-K for the fiscal year ended December 31, 2024

i

Glossary

Description
the Company, we, us, our	Avantor, Inc. and its subsidiaries
2019 Plan	the Avantor, Inc. 2019 Equity Incentive Plan, a stock-based compensation plan
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Adjusted Operating Income	our earnings or loss before interest, taxes, amortization and certain other adjustments
AI	artificial intelligence
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
BIS	the Bureau of Industry and Security
CERCLA	the Comprehensive Environmental Response Compensation and Liability Act
cGMP	Current Good Manufacturing Practice
CODM	chief operating decision maker
COVID-19	Coronavirus disease of 2019
DDTC	Directorate of Defense Trade controls
DEA	Drug Enforcement Administration
DHHS	Department of Health and Human Service
EMA	European Medicines Agency
EPA	the U.S. Environmental Protection Agency
ERP	enterprise resource planning
EU	European Union
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
FCPA	the United States Foreign Corrupt Practices Act
FDA	United States Food and Drug Administration
GAAP	United States generally accepted accounting principles
GDPR	the General Data Protection Regulation

Description
ICH Q7	the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use - Good Manufacturing Practice Guidance for Active Pharmaceutical Ingredients
IPO	initial public offering
ISO	International Organization for Standardization or international equivalents
ITAR	the International Traffic In Arms Regulations
LIBOR	the basic rate of interest used in lending between banks on the London interbank market
Long-Term	period other than Short Term
Masterflex	Masterflex LLC, a company we acquired in November 2021
MCPS	6.250% Series A Mandatory Convertible Preferred Stock
NAV	Net Asset Value
NuSil	NuSil Acquisition Corp, NuSil Investments LLC and subsidiaries, a business organization with which we merged in 2016
NYSE	the New York Stock Exchange
OCI	other comprehensive income or loss
OEM	original engineering manufacturers
OFAC	the U.S. Department of The Treasury’s Office of Foreign Assets Control
OSHA	the U.S. Occupational Safety & Health Administration
Ritter	Ritter GmbH and affiliates, a company we acquired in June 2021
RSU	restricted stock units represent awards that will vest annually and awards may contain performance and market conditions
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
Short Term	period less than a year from the reporting date
SKU	stock keeping unit
SOFR	secured overnight financing rate
specialty procurement	product sales related to customer procurement services
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

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
You should understand that the following important factors, in addition to those discussed under Part I, Item 1A, “Risk factors” and Item 7, “Management’s discussion and analysis of financial condition and results of operations” could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
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
We have a number of distinctive capabilities that set us apart from other companies in our space. For example, our global footprint offers extraordinary customer access, enabling us to serve more than 300,000 customer locations in approximately 180 countries around the world.
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
Avantor, Inc. was incorporated in Delaware in May 2017 in anticipation of the VWR acquisition. We completed our initial public offering through Avantor, Inc. and listed our shares on the New York Stock Exchange in May 2019.

Business segments
We report financial results in two segments: Laboratory Solutions and Bioscience Production. The following chart presents the approximate mix of net sales for each of those segments during 2024:
Within our reportable segments, we sell materials & consumables, equipment & instrumentation and services & specialty procurement to customers in the biopharma & healthcare, education & government and advanced technologies & applied materials industries. We work with customers across these sophisticated, science-driven industries that require innovation and adherence to the most demanding technical and regulatory requirements. The following charts present the approximate mix of net sales for each of these groups during 2024:

Products and services
Our portfolio includes a comprehensive range of products and services that allows us to create customized and integrated solutions for our customers. These products and services enable our customers to achieve precise analytical results in their research, diagnostic, and quality assurance and quality control activities. We also provide mission-critical, high-purity materials and solutions to customers that support the development and production of their life-changing treatments. More than 86% of our net sales were from product and service offerings that we consider to be recurring in nature. Our products and services are as follows:
•Materials & consumables include ultra-high purity chemicals and reagents, lab products and supplies, highly specialized formulated silicone materials, customized excipients, customized single-use assemblies, process chromatography resins and columns, analytical sample prep kits and education and microbiology and clinical trial kits, and fluid handling tips. Some of these are proprietary products that we make while others are produced by third parties;
•Equipment & instrumentation include filtration systems, virus inactivation systems, incubators, analytical instruments, evaporators, ultra-low-temperature freezers, peristaltic pumps, biological safety cabinets and critical environment supplies; and
•Services & specialty procurement include onsite lab and production, equipment, procurement and sourcing and biopharmaceutical material scale-up and development services.
In aggregate, we provide millions of SKUs, including high value specialty products developed to exacting purity and performance specifications. Our proprietary brands have been specified and trusted for decades. Our e-commerce platform makes it easy for customers to do business with us and enables digital marketing efforts that position us to capture new demand. All of our capabilities are underpinned by our Avantor Business System which drives execution and continuous improvement. We manufacture products that meet or exceed the demanding requirements of our customers across a number of highly regulated industries. Our high-purity and ultra-high purity products, such as our J.T.Baker brand chemicals, are trusted by life sciences and electronic materials customers around the world and can be manufactured at purity levels as stringent as one part-per-trillion. Similarly, our NuSil brand of high-purity, customized silicones has been trusted for more than 30 years by leading medical device manufacturers and aerospace companies.
Our services organization of over 2,500 colleagues work side-by-side with our customers to support their workflows. Our traditional service offerings focus on the needs of laboratory scientists and include procurement, logistics, inventory and stock room management, chemical and equipment tracking and glassware autoclaving. In addition, we offer more complex and value-added scientific research support and production services such as DNA extraction, media preparation, bioreactor servicing and compound management, and cleanroom control, monitoring, maintenance and sanitization.
Customers
We benefit from longstanding customer relationships, and approximately 40% of our 2024 net sales came from customers that have had relationships with us for 15 years or more. We also have a diverse customer base with no single end customer comprising more than 5% of net sales.

Suppliers
We sell proprietary products we make and third-party products sourced from a wide variety of product suppliers located across the globe. Many of our supplier relationships are based on contracts that vary in geographic scope, duration, product and service type, and some include exclusivity provisions. Those relationships may include distribution, sales and marketing support as well as servicing of instruments and equipment. Many of our supplier relationships have been in place for more than twenty years.
Sales channels
We reach our customers throughout the Americas, Europe and AMEA via a well-trained global sales force, comprehensive websites and targeted catalogs. Our sales force is comprised of approximately 3,500 sales and sales support professionals, including over 200 sales specialists selected for their in-depth industry and product knowledge. Our sales professionals include native speakers for each of the countries in which we operate, allowing us to have high impact interactions with our customers across the globe.
Our e-commerce platform plays a vital role in how we conduct business with our customers. In 2024, approximately 76% of our transactions came from our digital channels. Our websites utilize search analytics and feature personalized search tools, customer specific web solutions and enhanced data that optimize our customers’ online purchasing experience with rich content and AI-based recommendations and better integrate our customers’ processes with our own. Our websites are designed to integrate acquisitions, drive geographical expansion and serve segmented market needs with ease. In addition, we have introduced digital services and solutions that streamline lab procurement and operations and have become embedded into many customers’ laboratories, such as Avantor’s Inventory Manager.
Infrastructure
We have more than 200 facilities strategically located throughout the globe that include manufacturing, distribution, service and research & technology.
We operate over 40 global manufacturing facilities, including 12 facilities that are cGMP compliant and have been registered with the FDA or comparable foreign regulatory authorities. Our facilities are strategically located in North America, Europe and the AMEA region to facilitate supply chain efficiency and proximity to customers. Our manufacturing capabilities include: (i) an ability to quickly change specifications depending on customer needs; (ii) our flexible unit operations, which allow for production scalability, from laboratory pre-clinical development to large-volume commercialization; (iii) proprietary purification technologies designed to ensure lot-to-lot consistency through ultra-low impurity levels; (iv) rigorous analytical quality control testing; and (v) robust regulatory and quality control procedures. Our global network of distribution centers gives our customers security of supply and real-time flexibility. We also have 14 innovation centers that enable extensive collaboration and customization, critical elements for serving highly regulated, specification-driven applications.
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
Our approach to sustainability is reflected in our people, the products we create, the transformative services we provide, and the integrity with which we serve our stockholders, business partners, suppliers, customers, associates, and communities. Our efforts to build a more sustainable future include programs to monitor, measure, and set strategies to reduce greenhouse gas emissions, efficiently manage resource use, and reduce end of life impact of products. We directly engage our supply chain on these efforts through Avantor’s Responsible Supplier Program. The program enables collaboration with supplier partners to identify sustainability challenges and solutions focused on four priority topic areas: climate change, human rights, resource circularity, and natural resource conservation.
As our program matures and we continue to address the evolving expectations of stakeholders, we completed a double materiality assessment in 2024, and will use this information to refine our strategy and goal setting.
In 2024, Avantor received several important accolades for our efforts: Avantor received a Bronze Medal from EcoVadis, a leader in sustainability ratings, for a second year in a row; and achieved a score of 100 on the Human Rights Campaign Foundation’s 2025 Corporate Equality Index (CEI) for the second year in a row; and was recognized as a “Best Place to Work for Disability Inclusion” from Disability:In for the first time.
Employees and human capital resources
Our success depends on our ability to attract, retain and motivate highly qualified and diverse talent. As of December 31, 2024, we had approximately 13,500 employees located in over 30 different countries in a variety of roles. Approximately 5,300 of our associates were employed in the U.S. We believe that our relations with our employees are good. As of December 31, 2024, approximately 5% of our employees in North America were represented by unions, and a majority of our employees in Europe were represented by workers’ councils or unions. We compete in the highly competitive life sciences industry. Attracting, developing and retaining talented people in technical, marketing, sales, research and other positions is crucial to executing our strategy and our ability to compete effectively. Our ability to recruit and retain such talent depends on a number of factors, including a positive and inclusive work environment and culture, compensation and benefits, talent development and career growth and opportunities, and protecting the health, safety and well-being of our associates. To that end, we invest in our associates in order to be an employer of choice. Our associates reflect the communities in which we live and work, the customers we serve, and possess a broad range of thought and experiences that have helped Avantor achieve our goal of setting science in motion to create a better world.
People & culture
Enhancing our Associate Experience is a strategic priority for Avantor. Our values give our associates a foundation for how we want to work together. Innovation, Customer-centricity, Accountability, Respect, and Excellence are the building blocks of our inclusive company culture and send a strong message to our associates, customers, suppliers, stockholders and communities: ICARE. In addition, our executive leaders serve as sponsors of our Associate-Centric Teams (ACTs) in support of our diversity and inclusion initiatives. ACTs are employee resource groups that foster an inclusive work environment, build connections, create community, and promote career opportunities. Based on common interests, backgrounds or characteristics, ACTs are open to all associates. Additionally, Avantor’s Talent Philosophy is a part of commitment to our associates and guides our managers in their role in supporting our people and our culture.
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
Health, safety and well-being

We are committed to protecting the health, safety and well-being of our associates. Our approach involves environment, health and safety professionals and process engineers who identify risks and implement behavioral solutions to prevent accidents before they occur. A robust auditing program is in place at every facility to ensure that we measure performance and drive continuous improvement. Our primary focus is to keep associates safe and free from injury. We do this through compliance with regulatory and international requirements, active monitoring of regulatory agencies for changing requirements, partnering with operational leaders to meet Environment, Health & Safety, Security & Sustainability (EHSSS) requirements, and promoting effective communication throughout the organization.
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
Government contracts
We conduct business with various government agencies and government contractors. As such, we are subject to certain laws and regulations applicable to companies doing business with the government, as well as with those concerning government contracts. Failure to address or comply with these laws and regulations could harm our business by leading to a renegotiation of profits or termination of the contract at the election of the government agency. For a discussion of risks related to government contracting requirements, refer to Part I, Item 1A, “Risk factors.” No government contract is of such a magnitude as to have a material adverse effect on our financial results.
Government regulation
Our facilities that engage in the manufacturing, packaging, distribution of material used in biopharmaceutical and biomaterials production, as well as many of our products themselves, are subject to extensive ongoing regulation by U.S. governmental authorities, the EMA and other global regulatory authorities. Certain of our subsidiaries are required to register with these agencies, or to apply for permits and/or licenses with, and must comply with the operating, cGMP, quality and security standards of applicable domestic and foreign regulators, including the FDA, the DEA, the Bureau of Alcohol, Tobacco, Firearms and Explosives, DHHS, the equivalent agencies of EU member states, and comparable foreign, state and local agencies, as well as various accrediting bodies, each depending upon the type of operation and the locations of storage or sale of the products manufactured or services provided by those subsidiaries in the event of noncompliance.
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
The costs associated with complying with the various applicable federal, state, local, foreign and transnational regulations could be significant, and the failure to comply with such legal requirements could have an adverse effect on our reputation, results of operations and financial condition. See Part I, Item 1A, “Risk factors—Risks related to regulation.” We are subject to audits by the FDA and other similar foreign regulatory bodies. To date, we have had no instances of noncompliance that have had a material impact on our operations.
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
We are also subject to various federal, state and international laws and regulations related to privacy and data protection, including the EU’s GDPR as well as the California Consumer Privacy Act of 2018, which became effective on January 1, 2020 (as amended by the California Privacy Rights Act, which took effect on January 1, 2023, the “CPRA”). The interpretation and application of data privacy, cross-border data transfers and data protection laws and regulations are often uncertain and are evolving in the U.S. and internationally, such as in the EU, China and other jurisdictions. We monitor pending and proposed legislation and regulatory initiatives to ascertain their relevance to, and potential impact on, our business and develop strategies to address regulatory trends and developments, including any required changes to our privacy and data protection compliance programs and policies. Globally, we see a growing trend toward data protection laws and regulations increasing in complexity and number, and we anticipate that our obligations will expand commensurately.
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
A number of our operations involve, in varying degrees, the handling, manufacturing, use or sale of substances that are or could be classified as toxic or hazardous materials within the meaning of applicable laws. Consequently, some risk of environmental harm is inherent in our operations and products, as it is with other companies engaged in similar businesses. For additional information about environmental matters, see note 13 to our consolidated financial statements beginning on page F-1 of this report.
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
Effective January 1, 2024, we transitioned to a new operating model consisting of two complementary business segments, the Laboratory Solutions segment and the Bioscience Production segment. In conjunction with our new operating model, we launched a multi-year cost transformation initiative, with the objective to deliver approximately $300 million in annual gross run-rate savings by the end of 2026. We have also committed to certain significant restructuring activities in connection with the initiative. The initiative and restructuring activities are subject to a variety of known and unknown risks and uncertainties, including the potential that we may not be able to successfully execute on the initiative or achieve the anticipated benefits and cost-saving opportunities, or that achieving such benefits and opportunities may take longer to realize than expected. If we are unable to achieve the expected benefits from the initiative and manage the effects of the restructuring activities, this could have an adverse effect on our business, results of operations and financial condition.
As we refine our business model, we may also pursue divestitures in line with our new operating model. For example, in October 2024, we divested our Clinical Services business, a component of our Laboratory Solutions reportable segment. We also plan to continue expanding our commercial sales operations and scope and complexity of our business both domestically and internationally, while maintaining our commercial operations and administrative activities. Our ability to manage our business and conduct our global operations while also pursuing our strategies for improving growth and optimizing costs requires considerable management attention and resources and is subject to the challenges of supporting a rapidly growing business in an environment of multiple languages, cultures and customs, legal and regulatory systems, alternative dispute systems and commercial markets. Our failure to implement these strategies in a cost-effective and timely manner could have an adverse effect on our business, results of operations and financial condition.
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
We have global operations and derive a substantial portion of our net sales from customers outside of the United States. Accordingly, our international operations or those of our international customers could be substantially affected by a number of risks arising from operating an international business, including: (i) limitations on repatriation of earnings; (ii) taxes on imports; (iii) the possibility that unfriendly nations or groups could boycott our products; (iv) general economic and political conditions in the markets where we operate, including changes in inflation and interest rates, instability in the global banking industry, rising energy prices, potential energy shortages and actual or anticipated military or political conflicts, such as the ongoing Ukraine/Russia or Israel/Hamas conflicts; (v) foreign currency exchange rate fluctuations; (vi) potential changes in diplomatic and trade relationships, including potential changes under the second Trump administration and political and trade uncertainty in China; (vii) a global health crisis; (viii) potential increased costs associated with overlapping tax structures; (ix) potential increased reliance on third parties within less developed markets; (x) potential changes in trade restrictions, tariffs and exchange controls, such as tariffs that may be proposed by the second Trump administration and potential retaliatory tariffs by other countries; (xi) more limited protection for intellectual property rights in some countries; (xii) difficulties and costs associated with staffing and managing foreign operations; (xiii) difficulties in complying with a wide variety of foreign laws and regulations and unexpected changes thereto; (xiv) expanded enforcement of laws related to data protection and personal privacy; (xv) the risk that certain governments may adopt regulations or take other actions that would have a direct adverse impact on our business and market opportunities, including nationalization of private enterprise; (xvi) violations of anti-bribery and anti-corruption laws, such as the FCPA; (xvii) violations of economic sanctions laws, such as the regulations enforced by OFAC; (xviii) longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors; (xix) the credit risk of local customers and distributors; (xx) limitations on our ability to enforce legal rights and remedies with third parties or partners outside of the United States; (xxi) import and export licensing requirements and other restrictions, such as those imposed by OFAC, BIS, DDTC and comparable regulatory agencies and policies of foreign governments; and (xxii) changes to our distribution networks.
Changes in exchange rates can adversely affect our financial condition, results of operations and cash flows.
A substantial amount of our revenues is derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside of the United States in the future. Our consolidated results of operations are comprised of many different functional currencies that translate into our U.S. dollar reporting currency. The movement of the U.S. dollar against those functional currencies, particularly the Euro, has caused significant variability in our results in the past and may continue to do so in the future. The revenues we report with respect to our operations outside of the United States have been in the past and may be adversely affected by fluctuations in foreign currency exchange rates.
Further, we have a substantial amount of Euro denominated indebtedness, as well as intercompany loans and short-term intercompany balances between entities with the Euro as their functional currency. Fluctuations in the exchange rate between U.S. dollars and Euros may have a material adverse effect on our ability to repay such indebtedness. See Part I, Item 7A, “Quantitative and qualitative disclosures about market risk.”

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
While we have implemented cybersecurity and data protection measures, our efforts to minimize the risks and impacts of cyberattacks and protect our information systems may be insufficient and we may experience significant breaches or other failures or disruptions that could compromise our systems and data and, ultimately, affect our business operations and our financial position or results of operations. New technology that could result in greater operational efficiency, such as the development and adoption of AI and machine learning technology, may further exposure our systems and businesses to the risk of cyberattacks. Like other companies, the systems and networks we maintain and third-party systems and networks we use have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, including physical or electronic break-ins or unauthorized tampering, as well as attempted cyber and other security threats and other attacks such as “denial of service” attacks, phishing, untargeted but sophisticated and automated attacks, ransomware, and other disruptive software. For example, as AI continues to evolve, cyber-attackers could also use AI to develop malicious code and sophisticated phishing attempts. We are also exposed to similar risks resulting from cyber-attacks that are experienced by our third-party service providers. For example, we and many of the third-party service providers we rely on use generative AI, which increases the risk that our confidential or proprietary information or personal data could be inadvertently or maliciously exposed. Security breaches can also occur as a result of intentional or inadvertent actions by our employees, third-party service providers or their personnel or other parties.
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

We are required to comply with increasingly complex and changing data privacy regulations both in the United States and beyond that regulate the collection, use, sharing, and transfer of personal data. Many of these regulations also grant rights to individuals. Many foreign data privacy regulations (including GDPR in the EU) and certain state laws and regulations (including California’s CPRA) impose requirements beyond those enacted under federal law including, in some instances, private rights of action. For example, the EU GDPR imposes more stringent data protection requirements, including a broader scope of protected data, restrictions on cross-border transfers of personal data and more onerous breach reporting requirements, and greater penalties for non-compliance than the federal data protection laws. Other states and countries continue to enact similar legislation. We are also required to comply with expanding and increasingly complex privacy and data protection regulations in the United States and abroad with respect to reporting adverse events and additional requirements for avoiding or responding to an adverse event. We also have contractual obligations to our customers related to the protection of personal data and compliance with privacy laws.
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
Accordingly, we focus significant efforts and resources on the development and identification of new technologies, products and services that are attractive to, and gain acceptance, in the markets we serve and further broaden our offerings. We have been and expect to continue to utilize AI and machine learning in certain of our products and services. As with many technological innovations, there are significant risks and challenges involved in maintaining and deploying these technologies, including risks related to cybersecurity, privacy and data use practices as well as related to accuracy issues, and there can be no assurance that the use of such technologies will enhance our products or services or be beneficial to our business. Further, the regulatory landscape surrounding AI is evolving and may impose restrictions that limit the usability or effectiveness of AI in our products and services and expose us to an increased risk of regulatory enforcement and litigation.
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
We continue to focus on strategies and systems, such as reducing greenhouse gas emissions and packaging waste, to address climate change. However, we face climate and environmental risks and the occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, drought, storms, sea level rise, floods, and other severe hazards or accidents in the United States, the United Kingdom, the EU or in other countries or regions in which we operate could adversely affect our operations and financial performance. Extreme weather, natural disasters, power outages, or other unexpected events could result in physical damage to, and complete or partial closure of, one or more of our manufacturing or distribution centers; temporary or long-term disruption in the supply of products; and/or disruption of our ability to deliver products to customers. Increasing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business, financial condition and results of operations. We also monitor rules and regulations related to environmental, social and governance disclosure obligations, which may expose us to increased costs associated with additional reporting obligations. In addition, we have established and publicly announced goals and commitments to reduce our carbon footprint, including targets to reduce greenhouse gas emissions (scope 1, scope 2 and scope 3). We have a broad range of stakeholders, including our stockholders, employees and customers, some of whom increasingly focus on environmental, social and governance matters. If we are unable to achieve, or improperly report on our progress toward, our carbon footprint reduction goals and commitments, this may result in litigation and/or regulatory action as well as negative publicity, which could lead to the loss of business, adverse reputational impacts, diluted market valuations and challenges in attracting and retaining customers and talented employees.
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
We face risks related to health epidemics and pandemics, including risks related to any responses thereto by the federal, state or foreign governments, as well as customers and suppliers. A pandemic has in the past and could in the future adversely affect our operations, supply chains and distribution network, and we could experience and expect prolonged unpredictable reductions in supply and demand for certain of our offerings similar to those experienced during the COVID-19 pandemic, as well as unpredictable increases in demand for certain of our offerings similar to those experienced during the COVID-19 pandemic. Further, it is possible that disruptions or delays in shipments of certain raw materials used in the products we manufacture and in the finished goods that we sell globally could be similar to those experienced during the COVID-19 pandemic. The implementation of any government-mandated vaccination or testing mandates may impact our ability to retain current employees and attract new employees. Any extended disruption in our ability to service our customers could have a negative effect on our operating results.
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
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the FCPA, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related stockholder lawsuits, could lead to substantial civil and criminal, monetary and non monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government in relevant jurisdictions may seek to hold us liable as a successor for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our business, reputation and financial statements.
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
We currently incur costs and may incur additional costs related to remediation of alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling at property that we currently own or operate, or formerly owned or operated, or facilities to which we arranged for the disposal of hazardous substances. Our liabilities arising from past or future releases of, or exposures to, hazardous substances may exceed our estimates or adversely affect our financial statements and reputation and we may be subject to additional claims for cleanup or other environmental claims in the future based on our past, present or future business activities, and we may not be able to recover any costs under any of our indemnifications that we have. For additional information regarding environmental matters, see note 13 to our consolidated financial statements beginning on page F-1 of this report.
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
We maintain enterprise-wide information security policies, processes and standards that set the requirements around acceptable use of information systems and data, risk assessment and management, identity and access management, data security, security operations, security incident response and threat and vulnerability management. We also perform formal risk assessment activities annually, aligned to the National Institute of Standards and Technology (NIST) 800-171 and Cybersecurity Framework, as its program controls are designed to protect and maintain confidentiality, integrity, and continued availability of our data and information systems. Our team of information security professionals monitors our information systems for cybersecurity threats, breaches, intrusions and other weaknesses, responds to cybersecurity incidents, develops and implements plans to mitigate cybersecurity threats and facilitates training for our employees.
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

Although no cybersecurity incident during the year ended December 31, 2024 resulted in an interruption of our operations, known losses of critical data, or otherwise had a material impact on Avantor’s strategy, financial condition or results of operations, the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors” for more information on how material cybersecurity attacks may impact our business.
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
Our CISO reports to our executive leadership team composed of our Chief Executive Officer, Chief Financial Officer, and Chief Information Officer on cybersecurity matters, providing the leadership team with updates on enterprise risks, cybersecurity incidents, the status of ongoing initiatives, key metrics, and additional cybersecurity topics. Our information technology leaders also meet regularly to discuss the progress of ongoing program initiatives, cybersecurity priorities, identified risks and metrics. We have also developed a cross functional disclosure working group to assess elevated cybersecurity incidents and, as appropriate, report on such events to Avantor’s standing Disclosure Committee to conclude on the materiality of the incident and any need for regulatory reporting.
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
Item 2.    Properties
As of December 31, 2024, the Company had facilities in over 30 countries, including approximately 200 significant administrative, sales, research and development, manufacturing and distribution facilities. Approximately 60 of these facilities are located in the United States across 20 states. Approximately 140 of these facilities are located outside the United States, primarily in Europe and to a lesser extent in AMEA. Refer to the Consolidated Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.
Item 3.    Legal proceedings
For information regarding legal proceedings and matters, see note 13 to our consolidated financial statements beginning on page F-1 of this report, which information is incorporated into this item by reference.

Item 4.    Mine safety disclosures
Not applicable.

Information about our Executive Officers
The following table sets forth certain information regarding our executive officers at February 3, 2025:

	Age	Position
Michael Stubblefield	52	Director, President and Chief Executive Officer
R. Brent Jones	55	Executive Vice President and Chief Financial Officer
Benoit Gourdier	54	Executive Vice President, Bioscience Production
Christophe Couturier	59	Executive Vice President, AMEA
Brittany Hankamer	44	Executive Vice President and Chief Human Resources Officer
Claudius Sokenu	57	Executive Vice President, Chief Legal and Compliance Officer and Corporate Secretary
James Bramwell	58	Executive Vice President, Sales and Customer Excellence
Kitty Sahin	55	Executive Vice President, Strategy and Corporate Development
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
Holders of common stock
On February 3, 2025, we had 6 holders of record of our common stock. This does not include holdings in street or nominee names.
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

Value of $100 investment (in $)
350
325
300
275
250
225
200
175
150
125
100
May 17, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
Avantor, Inc.
S&P 500 Index
S&P 500 Health Care Index

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference to the applicable information in our 2025 Proxy Statement (defined below).

Item 6.    [Reserved]
Item 7.    Management’s discussion and analysis of financial condition and results of operations
This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Cautionary factors regarding forward-looking statements.”
Overview
For the fiscal year ended December 31, 2024, we recorded net sales of $6,783.6 million, net income of $711.5 million, Adjusted EBITDA of $1,198.8 million and Adjusted Operating Income of $1,089.8 million. Net sales declined 2.6% which included 2.1% organic net sales decrease compared to the same period in 2023. See “Reconciliations of non-GAAP measures” for reconciliations of net income to Adjusted EBITDA and Adjusted Operating Income, and net income margin to Adjusted EBITDA margin and Adjusted Operating Income margin. See “Results of operations” for a reconciliation and explanation of changes of net sales growth (decline) to organic net sales growth (decline).
Segment Change
Effective January 1, 2024, we changed our operating model and reporting segment structure from three reportable segments to two reportable segments, Laboratory Solutions and Bioscience Production. This structure aligns with how our Chief Executive Officer, who is our CODM, measures segment operating performance and allocates resources across our operating segments. This reportable segment change has no impact on our consolidated operating results.
In connection with the operating model and reporting structure change, our CODM changed the measure used to evaluate segment profitability from Adjusted EBITDA to Adjusted Operating Income. All disclosures relating to segment profitability, including those for comparative periods, have been revised as a result of this change.
Trends affecting our business and results of operations
The following trends have affected our recent operating results, and they may also continue to affect our performance and financial condition in future periods.
Our business continues to be impacted by the transition from the global COVID-19 pandemic
Customer demand and required inventory levels continue to normalize in the transition from the COVID-19 pandemic. The transition from the outbreak continued to impact the full year results of our two segments, as described further in the “Results of operations” section.
Our results are impacted by a divestiture to further refine our business model
We completed the sale of our Clinical Services business, a component of the Company’s Laboratory Solutions reportable segment, on October 17, 2024, pursuant to a definitive agreement that was signed on August 16, 2024. The Clinical Services business has not been classified as a discontinued operation as it did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
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
We continue to advance our cost transformation initiative to reduce our expenses
We are advancing a global cost transformation initiative to further enhance productivity through increased organizational efficiency, footprint optimization, reduced cost-to-serve and procurement savings that are expected to generate approximately $300 million in run rate gross cost savings by the end of 2026.
We increased our liquidity and mitigated the impact of interest rate volatility
In June 2023, we amended the revolving credit facility to increase its funding limit up to $975.0 million and extended the term to June 29, 2028.
In 2024, we made prepayments of $690.0 million and $526.4 million on U.S. dollar term loan B-6 and Euro term loan B-4, respectively, which reduced our variable-rate debt.
Changes in foreign currency exchange rates are impacting our financial condition and results of operations
Our consolidated results of operations are comprised of many different functional currencies that translate into our U.S. dollar reporting currency. The movement of the U.S. dollar against those functional currencies, particularly the Euro, has caused significant variability in our results and may continue to do so in the future. See Part I, Item 7A, “Quantitative and qualitative disclosures about market risk.”
Key indicators of performance and financial condition
To evaluate our performance, we monitor a number of key indicators. As appropriate, we supplement our results of operations determined in accordance with U.S. GAAP with certain non-GAAP financial measurements that we believe are useful to investors, creditors and others in assessing our performance. These measures should not be considered in isolation or as a substitute for reported GAAP results because they may include or exclude certain items as compared to similar GAAP-based measures, and such measures may not be comparable to similarly titled measures reported by other companies. Rather, these measures should be considered as an additional way of viewing aspects of our operations that provide a more complete understanding of our business.

The key indicators that we monitor are as follows:
•Net sales, gross margin, operating income, operating income margin, net income or loss and net income or loss margin. These measures are discussed in the section entitled “Results of operations”;
•Organic net sales growth (decline), which is a non-GAAP measure discussed in the section entitled “Results of operations.” Organic net sales growth (decline) eliminates from our reported net sales change the impacts of revenues from acquisitions and divestitures that occurred in the last year (as applicable) and changes in foreign currency exchange rates. We believe that this measurement is useful to investors as a way to measure and evaluate our underlying commercial operating performance consistently across our segments and the periods presented. This measurement is used by our management for the same reason. Reconciliations to the change in reported net sales, the most directly comparable GAAP financial measure, are included in the section entitled “Results of operations”;
•Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP measures discussed in the section entitled “Results of operations.” Adjusted EBITDA is our net income or loss adjusted for the following items: (i) interest expense, (ii) income tax expense, (iii) amortization of acquired intangible assets, (iv) depreciation expense, (v) losses on extinguishment of debt, (vi) charges associated with the impairment of certain assets, (vii) gain on sale of business, (viii) and certain other adjustments. Adjusted EBITDA margin is Adjusted EBITDA divided by net sales as determined under GAAP. We believe that these measurements are useful to investors as ways to analyze the underlying trends in our business consistently across the periods presented. These measurements are used by our management for the same reason. A reconciliation of net income or loss and net income or loss margin, the most directly comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, are included in the section entitled “Reconciliations of non-GAAP measures”;
•Adjusted Operating Income and Adjusted Operating Income margin, which are non-GAAP measures discussed in the section entitled “Results of operations.” Adjusted Operating Income is our net income or loss adjusted for the following items: (i) interest expense, (ii) income tax expense, (iii) amortization of acquired intangible assets, (iv) losses on extinguishment of debt, (v) charges associated with the impairment of certain assets, (vi) gain on sale of business, (vii) and certain other adjustments. This measurement is our segment reporting profitability measure under GAAP. Adjusted Operating Income margin is Adjusted Operating Income divided by net sales as determined under GAAP. We believe that these measurements are useful to investors as ways to analyze the underlying trends in our business consistently across the periods presented. These measurements are used by our management for the same reason. A reconciliation of net income or loss and net income or loss margin, the most directly comparable GAAP financial measures, to Adjusted Operating Income and Adjusted Operating Income margin, respectively, are included in the section entitled “Reconciliations of non-GAAP measures”;
•Cash flows from operating activities, which we discuss in the section entitled “Liquidity and capital resources—Historical cash flows”;
•Free cash flow, which is a non-GAAP measure, is equal to our cash flows from operating activities, less capital expenditures, plus direct transaction costs and income taxes paid related to acquisitions and divestitures (as applicable) in the period. We believe that this measurement is useful to investors as it provides a view on the Company’s ability to generate cash for use in financing or investing activities. This measurement is used by management for the same reason. A reconciliation of cash flows from operating activities, the most directly comparable GAAP financial measure, to free cash flow, is included in the section entitled “Liquidity and capital resources—Historical cash flows.”
Results of operations
We present results of operations in the same way that we manage our business, evaluate our performance and allocate our resources. We also provide discussion of net sales and Adjusted Operating Income by segment: Laboratory Solutions and Bioscience Production. Corporate costs are managed on a standalone basis, certain of which are allocated to our reportable segments.
Years ended December 31, 2024, 2023 and 2022
Executive summary

(dollars in millions)	Year ended December 31,			2024 vs. 2023	2023 vs. 2022
	2024	2023	2022
Net sales	$6,783.6	$6,967.2	$7,512.4	$(183.6)	$(545.2)
Gross margin	33.6%	33.9%	34.6%	(30) bps	(70) bps
Operating income	$1,084.8	$696.4	$1,130.2	$388.4	$(433.8)
Operating income margin	16.0%	10.0%	15.0%	600 bps	(500) bps
Net income	$711.5	$321.1	$686.5	$390.4	$(365.4)
Net income margin	10.5%	4.6%	9.1%	590 bps	(450) bps
Adjusted EBITDA	$1,198.8	$1,309.1	$1,570.7	$(110.3)	$(261.6)
Adjusted EBITDA margin	17.7%	18.8%	20.9%	(110) bps	(210) bps
Adjusted Operating Income	$1,089.8	$1,211.8	$1,477.3	$(122.0)	$(265.5)
Adjusted Operating Income margin	16.1%	17.4%	19.7%	(130) bps	(230) bps
In 2024, the net sales decline was driven by decreases in both segments primarily due to reduced customer demand. Volume declines and inflationary pressures, partially offset by savings from our cost transformation initiative, contributed to contraction in gross margin and gross profit. Operating income was driven primarily by the gain on sale of our Clinical Services business. Lower gross profit and higher annual incentive compensation expenses, partially offset by savings from our cost transformation initiative, drove Adjusted EBITDA and Adjusted Operating Income margin contraction.
In 2023, the net sales decline was driven primarily by reduced customer demand, the impact of customer destocking, and COVID-19 related headwinds. Unfavorable product mix and inflationary pressures contributed to contraction in gross margin. Operating income was driven primarily by asset impairment charges recorded in 2023. Lower sales volumes along with unfavorable product mix drove Adjusted EBITDA margin contraction and Adjusted Operating Income margin contraction.

Net sales

(in millions)	Year ended December 31,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Divestiture impact	Organic net sales growth (decline)
	2024	2023
Laboratory Solutions	$4,610.1	$4,738.3	$(128.2)	$5.5	$(42.4)	$(91.3)
Bioscience Production	2,173.5	2,228.9	(55.4)	1.8	—	(57.2)
Total	$6,783.6	$6,967.2	$(183.6)	$7.3	$(42.4)	$(148.5)
Net sales decreased $183.6 million or 2.6%, which included $7.3 million or 0.1% of favorable foreign currency translation impact and $42.4 million or 0.6% of impact related to our Clinical Services divestiture. Organic net sales decreased by $148.5 million or 2.1% which is discussed below.
In the Laboratory Solutions segment, net sales decreased $128.2 million or 2.7% which included $5.5 million or 0.1% of favorable foreign currency translation impact and $42.4 million or 0.9% of impact related to our Clinical Services divestiture. Organic net sales decreased by $91.3 million or 1.9%. The sales decline was driven primarily by decreased demand in biopharma and healthcare end markets.
In the Bioscience Production segment, net sales decreased $55.4 million or 2.5%, which included $1.8 million or 0.1% of favorable foreign currency translation impact. Organic net sales decreased $57.2 million or 2.6%. The sales decline was driven primarily by decreased demand in biopharma and healthcare end markets.

(in millions)	Year ended December 31,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Organic net sales growth (decline)
	2023	2022
Laboratory Solutions	$4,738.3	$5,002.4	$(264.1)	$30.8	$(294.9)
Bioscience Production	2,228.9	2,510.0	(281.1)	10.4	(291.5)
Total	$6,967.2	$7,512.4	$(545.2)	$41.2	$(586.4)
Net sales decreased $545.2 million or 7.3%, which included $41.2 million or 0.5% of favorable foreign currency translation impact. Organic net sales decreased by $586.4 million or 7.8% (decline of 5.2% when excluding the impact of sales of COVID-19 related products in both periods, referred to herein as COVID-19 related headwinds or tailwinds).
In the Laboratory Solutions segment, net sales decreased $264.1 million or 5.3% which included $30.8 million or 0.6% of favorable foreign currency translation impact. Organic net sales decreased by $294.9 million or 5.9% (decline of 3.4% excluding COVID-19 headwinds). The organic decline was primarily related to the roll off of COVID-19 revenues for diagnostic testing, in addition to reduced customer demand and destocking of lab products.
In the Bioscience Production segment, net sales decreased $281.1 million or 11.2%, which included $10.4 million or 0.4% of favorable foreign currency translation impact. Organic net sales decreased $291.5 million or 11.6% (decline of 8.9% excluding COVID-19 headwinds). The organic decline was primarily related to the roll off of COVID-19 revenues for vaccines, decline in medical grade silicones and lower demand for our semiconductor and electronic device offerings.
Gross margin

	Year ended December 31,			2024 vs. 2023	2023 vs. 2022
	2024	2023	2022
Gross margin	33.6%	33.9%	34.6%	(30) bps	(70) bps
In 2024, gross margin decreased 30 basis points resulting primarily from the impact of inflationary pressures, partially offset by savings from our cost transformation initiative.
In 2023, gross margin decreased 70 basis points resulting primarily from unfavorable product mix and the impact of inflationary pressures, partially offset by lower distribution costs.
Operating income

(in millions)	Year ended December 31,			2024 vs. 2023	2023 vs. 2022
	2024	2023	2022
Gross profit	$2,279.3	$2,363.8	$2,602.8	$(84.5)	$(239.0)
Operating expenses (excluding impairment charges & gain on sale of business)	1,641.1	1,506.6	1,472.6	134.5	34.0
Impairment charges	—	160.8	—	(160.8)	160.8
Gain on sale of business	(446.6)	—	—	(446.6)	—
Operating income	$1,084.8	$696.4	$1,130.2	$388.4	$(433.8)
In 2024, operating income increased primarily from the gain on sale of our Clinical Services business and the absence of impairment charges in 2024, partially offset by lower gross profit as previously discussed, higher operating expenses driven by restructuring and severance charges, transformation expenses, and annual incentive compensation expenses.
In 2023, operating income decreased primarily from lower gross profit, as previously discussed, as well as higher operating expenses driven by asset impairment charges recorded in 2023, accrual of a long-term retention incentive, inflation and investments made to grow the business, partially offset by lower accruals related to incentive compensation.

Net income

(in millions)	Year ended December 31,			2024 vs. 2023	2023 vs. 2022
	2024	2023	2022
Operating income	$1,084.8	$696.4	$1,130.2	$388.4	$(433.8)
Interest expense, net	(218.8)	(284.8)	(265.8)	66.0	(19.0)
Loss on extinguishment of debt	(10.9)	(6.9)	(12.5)	(4.0)	5.6
Other (expense) income, net	(1.2)	5.8	(0.8)	(7.0)	6.6
Income tax expense	(142.4)	(89.4)	(164.6)	(53.0)	75.2
Net income	$711.5	$321.1	$686.5	$390.4	$(365.4)
In 2024, net income increased primarily due to higher operating income, as previously discussed, as well as lower interest expense due to debt repayments on our variable-rate debt, partially offset by higher income tax expense due to higher income before income taxes.
In 2023, net income decreased primarily due to lower operating income, as previously discussed, as well as higher interest expense from rising interest rates on our variable-rate term loans, partially offset by lower income tax expense due to lower income before income taxes.
Adjusted EBITDA and Adjusted EBITDA margin
For reconciliations of Adjusted EBITDA and Adjusted EBITDA margin to net income and net income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP measures.”

(dollars in millions)	Year ended December 31,			2024 vs. 2023	2023 vs. 2022
	2024	2023	2022
Adjusted EBITDA	$1,198.8	$1,309.1	$1,570.7	$(110.3)	$(261.6)
Adjusted EBITDA margin	17.7%	18.8%	20.9%	(110) bps	(210) bps
In 2024, Adjusted EBITDA decreased $110.3 million or 8.4%, which included a favorable foreign currency translation impact of $3.3 million or 0.3%. The remaining decline of $113.6 million or 8.7% was driven primarily by lower gross profit and higher annual incentive compensation expenses, partially offset by savings from our cost transformation initiative.
In 2023, Adjusted EBITDA decreased $261.6 million or 16.7%, which included a favorable foreign currency translation impact of $5.3 million or 0.3%. The remaining decline of $266.9 million or 17.0% was driven primarily by lower gross profit, partially offset by reduced operating expenses and lower distribution costs.

Adjusted Operating Income and Adjusted Operating Income margin
For a reconciliation of Adjusted Operating Income and Adjusted Operating Income margin to net income and net income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Year ended December 31,		Change
	2024	2023
Adjusted Operating Income:
Laboratory Solutions	$598.0	$668.3	$(70.3)
Bioscience Production	558.2	601.9	(43.7)
Corporate	(66.4)	(58.4)	(8.0)
Total	$1,089.8	$1,211.8	$(122.0)

Adjusted Operating Income margin	16.1%	17.4%	(130) bps
Adjusted Operating Income decreased $122.0 million or 10.1%, which included an unfavorable foreign currency translation impact of $1.3 million or 0.1%. The remaining decline of $120.7 million or 10.0% is discussed below.
In the Laboratory Solutions segment, Adjusted Operating Income declined $70.3 million or 10.5%, or 10.2% when adjusted for unfavorable foreign currency translation impact. The decrease was driven primarily by lower sales volume and higher annual incentive compensation expenses, partially offset by savings from our cost transformation initiative.
In the Bioscience Production segment, Adjusted Operating Income declined $43.7 million or 7.3%. The impact of foreign currency translation impact was immaterial. The decrease was driven primarily by lower sales volume, unfavorable product mix and higher annual incentive compensation expenses, partially offset by savings from our cost transformation initiative.
In Corporate, Adjusted Operating Income decreased $8.0 million driven primarily by increased stock-based compensation expense.

(dollars in millions)	Year ended December 31,		Change
	2023	2022
Adjusted Operating Income:
Laboratory Solutions	$668.3	$764.7	$(96.4)
Bioscience Production	601.9	778.9	(177.0)
Corporate	(58.4)	(66.3)	7.9
Total	$1,211.8	$1,477.3	$(265.5)

Adjusted Operating Income margin	17.4%	19.7%	(230) bps

Adjusted Operating Income decreased $265.5 million or 18.0%, which included a favorable foreign currency translation impact of $5.3 million or 0.4%. The remaining decline of $270.8 million or 18.4% is discussed below.
In the Laboratory Solutions segment, Adjusted Operating Income declined $96.4 million or 12.6%, or 13.1% when adjusted for favorable foreign currency translation impact. The decrease was driven by lower sales volume and unfavorable product mix, partially offset by reduced operating expenses and distribution costs.
In the Bioscience Production segment, Adjusted Operating Income declined $177.0 million or 22.7%, or 22.9% when adjusted for favorable foreign currency translation impact. The decrease was driven by lower sales volume and unfavorable product mix, partially offset by reduced operating expenses, distribution costs and favorable manufacturing variances.
In Corporate, Adjusted Operating Income increased $7.9 million driven primarily by reduced stock-based compensation expense.
Reconciliations of non-GAAP measures
The following table presents the reconciliation of net income and net income margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively:

(dollars in millions, % based on net sales)	Year ended December 31,
	2024		2023		2022
	$	%	$	%	$	%
Net income	$711.5	10.5%	$321.1	4.6%	$686.5	9.1%
Interest expense, net	218.8	3.2%	284.8	4.1%	265.8	3.5%
Income tax expense	142.4	2.1%	89.4	1.3%	164.6	2.2%
Depreciation and amortization	405.5	6.0%	402.3	5.7%	405.5	5.4%
Loss on extinguishment of debt	10.9	0.2%	6.9	0.1%	12.5	0.2%
Integration-related expenses[1]	—	—%	7.6	0.1%	19.2	0.3%
Purchase accounting adjustments[2]	—	—%	—	—%	9.4	0.2%
Restructuring and severance charges[3]	82.8	1.2%	26.5	0.4%	3.5	—%
Transformation expenses[4]	58.9	0.9%	5.4	0.1%	—	—%
Reserve for certain legal matters, net[5]	9.2	0.2%	7.1	0.1%	—	—%
Other[6]	(3.9)	(0.2)%	(2.8)	—%	3.7	—%
Impairment charges[7]	—	—%	160.8	2.3%	—	—%
Gain on sale of business[8]	(446.6)	(6.6)%	—	—%	—	—%
Pension termination charges[9]	9.3	0.2%	—	—%	—	—%
Adjusted EBITDA	$1,198.8	17.7%	$1,309.1	18.8%	$1,570.7	20.9%

1.Represents direct costs incurred with third parties and the accrual of a long-term retention incentive to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
2.Represents the non-cash reduction of contingent consideration related to the Ritter acquisition and the amortization of the purchase accounting adjustment to record Masterflex inventory at fair value.
3.Reflects the incremental expenses incurred in the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption are specific to employee severance, site-related exit costs, and contract termination costs. The expenses recognized in 2024 represent costs incurred to achieve the Company’s publicly-announced cost transformation initiative.
4.Represents incremental expenses directly associated with the Company’s publicly-announced cost transformation initiative, primarily related to the cost of external advisors.
5.Represents charges and legal costs, net of recoveries, in connection with certain litigation and other contingencies that are unrelated to our core operations and not reflective of on-going business and operating results.
6.Represents net foreign currency (gain) loss from financing activities and other stock-based compensation expense (benefit).
7.As described in notes 10 and 11 to our consolidated financial statements beginning on F-1 of this report.
8.As described in note 4 to our consolidated financial statements beginning on F-1 of this report.
9.As described in note 17 to our consolidated financial statements beginning on F-1 of this report.
The following table presents the reconciliation of net income and net income margin to Adjusted Operating Income and Adjusted Operating Income margin, respectively:

(dollars in millions, % based on net sales)	Year ended December 31,
	2024		2023		2022
	$	%	$	%	$	%
Net income	$711.5	10.5%	$321.1	4.6%	$686.5	9.1%
Interest expense, net	218.8	3.2%	284.8	4.1%	265.8	3.5%
Income tax expense	142.4	2.1%	89.4	1.3%	164.6	2.2%
Loss on extinguishment of debt	10.9	0.2%	6.9	0.1%	12.5	0.2%
Other (expense) income, net	1.2	—%	(5.8)	(0.1)%	0.8	—%
Operating income	1,084.8	16.0%	696.4	10.0%	1,130.2	15.0%
Amortization	299.8	4.4%	307.7	4.4%	318.3	4.2%
Integration-related expenses[1]	—	—%	7.6	0.1%	19.2	0.3%
Purchase accounting adjustments[2]	—	—%	—	—%	9.4	0.2%
Restructuring and severance charges[3]	82.8	1.2%	26.5	0.4%	3.5	—%
Transformation expenses[4]	58.9	0.9%	5.4	0.1%	—	—%
Reserve for certain legal matters, net[5]	9.2	0.2%	7.1	0.1%	—	—%
Other[6]	0.9	—%	0.3	—%	(3.3)	—%
Impairment charges[7]	—	—%	160.8	2.3%	—	—%
Gain on sale of business[8]	(446.6)	(6.6)%	—	—%	—	—%
Adjusted Operating Income	$1,089.8	16.1%	$1,211.8	17.4%	$1,477.3	19.7%

1.Represents direct costs incurred with third parties and the accrual of a long-term retention incentive to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
2.Represents the non-cash reduction of contingent consideration related to the Ritter acquisition and the amortization of the purchase accounting adjustment to record Masterflex inventory at fair value.
3.Reflects the incremental expenses incurred in the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption are specific to employee severance, site-related exit costs, and contract termination costs. The expenses recognized in 2024 represent costs incurred to achieve the Company’s publicly-announced cost transformation initiative.
4.Represents incremental expenses directly associated with the Company’s publicly-announced cost transformation initiative, primarily related to the cost of external advisors.
5.Represents charges and legal costs, net of recoveries, in connection with certain litigation and other contingencies that are unrelated to our core operations and not reflective of on-going business and operating results.
6.Represents other stock-based compensation expense (benefit).
7.As described in notes 10 and 11 to our consolidated financial statements beginning on F-1 of this report.
8.As described in note 4 to our consolidated financial statements beginning on F-1 of this report.
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

Liquidity
The following table presents our primary sources of liquidity:

(in millions)	December 31, 2024
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$247.6	$975.0	$1,222.6
Undrawn letters of credit outstanding	(15.3)	(3.1)	(18.4)
Outstanding borrowings	(125.0)	—	(125.0)
Unused availability	$107.3	$971.9	1,079.2
Cash and cash equivalents			261.9
Total liquidity			$1,341.1

Our availability under our receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs.
At December 31, 2024, $217.7 million or 83% of our cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. We ordinarily generate significant cash flows in the U.S. and deploy U.S. cash flows promptly toward debt principal repayment. Our U.S. business has significant liquidity via our unused working capital facilities, which satisfy our day-to-day cash operating needs.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Year ended December 31,		Change
	2024	2023
Operating activities:
Net income	$711.5	$321.1	$390.4
Non-cash items[1]	81.9	533.0	(451.1)
Working capital changes[2]	89.9	(21.3)	111.2
All other	(42.5)	37.2	(79.7)
Total	$840.8	$870.0	$(29.2)
Investing activities:
Capital expenditures	$(148.8)	$(146.4)	$(2.4)
Cash proceeds from sale of disposal group, net of cash and cash equivalents sold	585.2	—	585.2
Other	2.5	2.7	(0.2)
Total	$438.9	$(143.7)	$582.6
Financing activities	(1,281.2)	(843.7)	(437.5)

1.Consists of non-cash charges including depreciation and amortization, impairment charges, stock-based compensation expense, deferred income tax expense, non-cash restructuring charges, pension termination charges, gain on sale of business and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $29.2 million less cash in 2024 due to higher cash costs related to our cost transformation initiative and higher cash taxes paid in the current year, partially offset by improved working capital.
Investing activities provided $582.6 million more cash in 2024. The change was primarily attributable to the proceeds received from the sale of our Clinical Services business.
Financing activities used $437.5 million more cash in 2024 primarily due to higher debt repayments in the current year, partially offset by higher proceeds received from stock option exercises in 2024.
Free cash flow

(in millions)	Year ended December 31,		Change
	2024	2023
Net cash provided by operating activities	$840.8	$870.0	$(29.2)
Capital expenditures	(148.8)	(146.4)	(2.4)
Divestiture-related transaction expenses and taxes paid	76.3	—	76.3
Free cash flow	$768.3	$723.6	$44.7

Free cash flow was $44.7 million higher in 2024 driven by changes in cash flows from operating activities noted above.
A discussion and analysis of historical cash flows covering the year ended December 31, 2022 is included in the 2023 Form 10-K.
Indebtedness
A significant portion of our long-term financing is from indebtedness. The purpose of this section is to disclose how certain features of our indebtedness influence our liquidity and capital resources. Additional detail about the terms of our indebtedness may be found in note 14 to our consolidated financial statements beginning on page F-1 of this report.
Our credit facilities provide us access to up to $1,222.6 million of borrowing capacity.
We have entered into a receivables facility and a revolving credit facility that provide us access to cash to fund short-term business needs. See the section entitled “Liquidity” for additional information.
Our indebtedness restricts us from paying dividends to common stockholders.
Certain of the debt agreements entered into by our wholly-owned subsidiary, Avantor Funding, Inc., prevent it from paying dividends or making other payments to Avantor, Inc., subject to limited exceptions. At December 31, 2024 and 2023, substantially all of Avantor, Inc.’s net assets were subject to those restrictions.
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
To the extent our net leverage ratios, as defined in our credit agreement, reach certain levels, we are required to make additional prepayments if: (i) we generate excess cash flows, as defined in our credit agreement, at specified percentages that decline if certain net leverage ratios are achieved; or (ii) we receive cash proceeds from certain types of asset sales or debt issuances. We are required to make a prepayment of 50% of our excess cash flows if our first lien net leverage ratio, as defined in our credit agreement, exceeds 4.50:1.00, a prepayment of 25% of our excess cash flows if our first lien net leverage ratio is less than or equal to 4.50:1.00 but greater than 3.75:1.00, and no prepayment if our first lien net leverage ratio is less than or equal to 3.75:1.00. As our first lien net leverage ratio was below 3.75:1.00 at December 31, 2024, no additional prepayments were required and no such prepayments have become due since the inception of the credit facilities.
We are subject to certain financial covenants that, if not met, could put us in default of our debt agreements
The receivables facility and our senior secured credit facilities contain certain customary covenants, including a financial covenant. That covenant becomes applicable in periods when we have drawn more than 35% of our revolving credit facility. When applicable, we may not have total borrowings in excess of a pro forma net leverage ratio, as defined. This covenant was not applicable at December 31, 2024, and our historical net leverage has been below the covenant requirement.
Contractual obligations
The following table presents our contractual obligations at December 31, 2024:

(in millions)	Payments due by period
	Total	Short-Term	Long-Term
Debt:
Principal(1)(2)	$4,077.8	$821.1	$3,256.7
Interest(1)	536.9	159.2	377.7
Operating leases	236.1	37.8	198.3
Purchase obligations(3)	326.6	113.6	213.0
Other liabilities:
Underfunded defined benefit plans(4)	92.0	6.2	85.8
Transition tax payments(5)	19.3	19.3	—
Other	4.7	1.1	3.6
Total	$5,293.4	$1,158.3	$4,135.1

(1)Includes finance lease liabilities. To calculate payments for principal and interest, we assumed that variable interest rates, foreign currency exchange rates and outstanding borrowings under credit facilities were unchanged from December 31, 2024 through maturity. Further, we have not considered any interest obligation on our receivables facility. For the variable interest rates and principal amounts used, see note 14 to our consolidated financial statements beginning on page F-1 of this report.
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
Testing goodwill and other intangible assets for impairment
We carry significant amounts of goodwill and other intangible assets on our consolidated balance sheet. At December 31, 2024, the combined carrying value of goodwill and other intangible assets, net of accumulated amortization and impairment charges, was $8,899.4 million or 73% of our total assets.
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
We did not record any impairment charges as a result of our October 1, 2024 impairment testing. Each reporting unit had a fair value that was in excess of its carrying value, and our indefinite-lived intangible assets did not show any indications that their fair value was more likely than not below their carrying value.
Estimating valuation allowances on deferred tax assets
We are required to estimate the degree to which tax assets and loss carryforwards will result in a future income tax benefit, based on our expectations of future profitability by tax jurisdiction. We provide a valuation allowance for deferred tax assets that we believe will more likely than not go unutilized. If it becomes more likely than not that a deferred tax asset will be realized, we reverse the related valuation allowance and recognize an income tax benefit for the amount of the reversal. At December 31, 2024, our valuation allowance on deferred tax assets was $214.1 million, $149.2 million of which relates to foreign net operating loss carry forwards that are not expected to be realized.
We must make assumptions and judgments to estimate the amount of valuation allowance to be recorded against our deferred tax assets, which take into account current tax laws and estimates of the amount of future taxable income, if any. Changes to any of the assumptions or judgments could cause our actual income tax obligations to differ from our estimates.
Accounting for uncertain tax positions
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess income tax positions for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded an amount having greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority assumed to have full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Our reserve for uncertain tax positions was $83.3 million at December 31, 2024, exclusive of penalties and interest. Where applicable, associated interest expense has also been recognized as a component of interest expense.
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
Expense for stock options without performance or market conditions is determined on the grant date and recognized ratably over their vesting term. We estimate the grant date fair value of stock options using the Black-Scholes model. This model requires us to make various assumptions, with the most significant assumption currently being the volatility of our stock price. A public quotation was first established for our common stock in May 2019, which does not provide adequate historical basis to reasonably estimate the expected volatility of our common stock over their more than six-year expected life. Instead, we estimate volatility based on historical stock price trends of a peer company set. The fair value of our awards would have differed had we selected different peer companies or used a different technique to estimate volatility. Increasing our expected volatility assumption by 5 percentage points for all stock options at the date of grant would have increased our 2024 stock-based compensation expense by $1.1 million.
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
Certain of our U.S. subsidiaries carry Euro-denominated debt. This does not result in any material risks from an earnings perspective because the exposure from these instruments is substantially hedged by offsetting exposures from intercompany borrowing arrangements. From a cash flow perspective, we have the risk of paying more or less cash for any optional or mandatory repayments of our Euro-denominated debt that may not be offset with equivalent cash repayments of our intercompany borrowings. For example, an optional debt repayment of €100 million on December 31, 2024 and December 31, 2023, with a 10% weakening of the U.S. dollar would have caused us to pay an additional $10.3 million and $11.1 million, respectively, to extinguish that debt.
Changes to foreign currency exchange rates could favorably or unfavorably affect the translation of our foreign operating results. For example, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because local currencies will translate into fewer U.S. dollars. For the year ended December 31, 2024, a 10% strengthening of the U.S. dollar compared to all other currencies would have decreased net income by $16.2 million and decreased Adjusted Operating

Income by $30.6 million. For the year ended December 31, 2023, a 10% strengthening of the U.S. dollar compared to all other currencies would have increased net income by $17.5 million and decreased Adjusted Operating Income by $19.6 million.
Interest rate risk
We carry debt that exposes us to interest rate risk. A portion of our debt consists of variable-rate instruments. We have also issued fixed-rate secured and unsecured notes. None of our other financial instruments are subject to material interest rate risk.
At December 31, 2024, we had borrowings of $617.7 million under our senior secured credit facilities and our receivables facility. Borrowings under these facilities bear interest at variable rates based on prevailing LIBOR, EURIBOR and SOFR rates in the financial markets. At December 31, 2024, the Company had $100.0 million of interest rate swaps to convert variable rate interest to fixed rate interest. Changes to those market rates affect both the amount of cash we pay for interest and our reported interest expense. At December 31, 2024, a 100 basis point increase to the applicable variable rates of interest taking into account our interest rate swap would have increased the amount of interest by $5.2 million per annum. At December 31, 2023, a 100 basis point increase to the applicable variable rates of interest would have increased the amount of interest by $11.4 million per annum.
Our senior secured notes and senior unsecured notes bear interest at fixed rates, so their fair value will increase if interest rates fall and decrease if interest rates rise. At December 31, 2024, a 100 basis point decrease in the market rate of interest would have increased their aggregate fair value by $99.9 million. At December 31, 2023, a 100 basis point decrease in the market rate of interest would have increased their aggregate fair value by $130.6 million.
Item 8.    Financial statements and supplementary data
The information required by this item is included at the end of this report beginning on page F-1.
Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A.    Control and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
There have been no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Management’s annual report on internal control over financial reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Avantor, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 7, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania

February 7, 2025
Item 9B.    Other information
Securities Trading Plans of Directors and Officers
No directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933, during the three months ended December 31, 2024.
Item 9C.    Disclosure regarding foreign jurisdictions that prevent inspections.
Not applicable.

PART III
See Part I, “Information about our executive officers” for information about our executive officers, which is incorporated by reference herein. The other information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders.
Item 10.    Directors, executive officers and corporate governance
See Part I, “Information about our executive officers” for information about our executive officers, which is incorporated by reference herein. The other information required by this Item is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2025 annual meeting of stockholders which we intend to file with the SEC no later than 120 days after our 2024 fiscal year end (the “2025 Proxy Statement”).

Item 11.    Executive compensation
The information required by this Item is incorporated by reference to the applicable information in our 2025 Proxy Statement.

Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this Item is incorporated by reference to the applicable information in our 2025 Proxy Statement.

Item 13.    Certain relationships and related transactions, and director independence
The information required by this Item is incorporated by reference to the applicable information in our 2025 Proxy Statement.

Item 14.    Principal accountant fees and services
The information required by this Item is incorporated by reference to the applicable information in our 2025 Proxy Statement.

PART IV
Item 15.    Exhibits and financial statement schedules
The following documents are filed as part of this report.
1.Financial Statements and Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1.
2.Exhibits:

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
3.1	Fourth Amended and Restated Certificate of Incorporation, effective May 9, 2024	8-K	3.1	5/10/2024

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
3.2	Fourth Amended and Restated Bylaws of Avantor, Inc.	8-K	3.1	2/28/2024
4.1	Description of capital stock	*
4.2	Indenture, dated as of July 17, 2020, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.1	7/17/2020
4.3	Indenture, dated as of November 6, 2020, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent.	8-K	4.1	11/6/2020
4.4	Indenture, dated as of October 26, 2021, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.1	10/26/2021
10.1	Credit Agreement, dated as of November 21, 2017, by and among Vail Holdco Sub LLC, Avantor Funding, Inc. (f/k/a Avantor, Inc.), the guarantors party thereto, Goldman Sachs Bank USA and the other lenders, L/C issuers and parties thereto.	S-1/A	10.1	4/10/2019
10.2	Amendment No. 1, dated as of November 27, 2018, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., the guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral, Swing Line Lender and an L/C issuer, the lenders party thereto and Goldman Sachs Bank USA , as the Additional Euro Term Lender and the Additional Dollar Term Lender.	S-1/A	10.2	4/10/2019
10.3	Amendment No. 2, dated as of June 18, 2019, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral, Swing Line Lender and an L/C Issuer, the lenders party thereto and Goldman Sachs Lending Partners LLC, as the Additional Initial B-2 Euro Term Lender and the Additional Initial B-2 Dollar Term Lender.	8-K	10.1	6/18/2019
10.4	Amendment No. 3, dated as of January 24, 2020, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer, the lenders party thereto and Goldman Sachs Lending Partners LLC, as the Additional Initial B-3 Euro Term Lender and the Additional Initial B-3 Dollar Term Lender.	8-K	10.1	1/27/2020

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.5	Amendment No. 4, dated as of July 14, 2020, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer.	8-K	10.1	7/14/2020
10.6	Amendment No. 5, dated as of November 6, 2020, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, the lenders party thereto and Goldman Sachs Lending Partners LLC, as Swing Line Lender, an L/C Issuer and the New Term Lender	8-K	10.1	11/6/2020
10.7	Amendment No. 6, dated as of June 10, 2021, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Lending Partners LLC, as Swing Line Lender and an L/C Issuer, the lenders party thereto and Citibank, N.A., as the New Term Lender	8-K	10.1	6/14/2021
10.8	Amendment No. 7, dated as of July 7, 2021, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Lending Partners LLC, as Swing Line Lender and an L/C Issuer, the lenders party thereto and Bank of America, N.A., as the Additional Initial B-4 Dollar Term Lender and as the Additional Incremental B-5 Dollar Term Lender	8-K	10.1	7/9/2021
10.9	Amendment No. 8, dated as of November 1, 2021 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, and Goldman Sachs Bank USA, as the 2021 Incremental B-5 Dollar Term	8-K	10.1	11/2/2021
10.10	Amendment No. 9, dated as of April 7, 2022, to the Credit Agreement, dated as of November 21, 2017, between Avantor Funding, Inc., and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders.	10-Q	10.1	7/29/2022

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.11	Amendment No. 10, dated as of March 17, 2023, to the Credit Agreement, dated as of November 21, 2017, among Avantor Funding, Inc., Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders and the Revolving Credit Lenders.	10-Q	10.1	4/28/2023
10.12	Amendment No. 11, dated as of June 29, 2023, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub, LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer	8-K	10.1	7/5/2023
10.13	Amendment No. 12, dated as of April 2, 2024 (the “Credit Agreement Amendment”), to the Credit Agreement, dated as of November 21, 2017 among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the guarantors, Goldman Sachs Bank USA, as administrative agent and collateral agent, the Swing Line Lender, a L/C issuer and Goldman Sachs Bank USA, as the Additional Incremental B-6 Dollar Term Lender (as defined in the Credit Agreement Amendment) and the other lenders party thereto.	8-K	10.1	4/5/2024
10.14	Security Agreement, dated as of November 21, 2017, among the grantors identified therein and Goldman Sachs Bank USA, as agent.	S-1/A	10.3	4/10/2019
10.15	First Lien Intercreditor Agreement, dated as of November 21, 2017, by and among Avantor Funding, Inc. (f/k/a Avantor, Inc.), Vail Holdco Sub LLC, the other grantors party thereto, Goldman Sachs Bank USA, as collateral agent for the credit agreement secured parties, the Bank of New York Mellon Trust Company, N.A., as collateral agent for the indenture secured parties and each additional agent party from time to time thereto.	S-1/A	10.4	4/10/2019
10.16	Receivables Purchase Agreement, dated March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time party thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank.	8-K	10.1	3/30/2020

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.17	Amendment No. 1 dated as of December 21, 2021, to the Receivables Purchase Agreement, dated as of March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various related committed purchasers from time to time party thereto, the various purchaser agents from time to time thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as Administrator and LC Bank.	10-K	10.13	2/11/2022
10.18	Amendment No.2, dated as of October 25, 2022, to the Receivables Purchase Agreement, dated as of March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, the various conduit purchasers from time to time party thereto, the various purchaser agents from time to time thereto, the various LC participants from time to time party thereto and PNC Bank, National Association, as administrator and LC Bank	10-Q	10.2	10/28/2022
10.19	Amendment No. 3, dated as of June 14, 2023, to the Receivables Purchase Agreement, dated as of March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, Avantor Funding, Inc. as performance guarantor, and PNC Bank, National Association, as administrator, LC Bank, Related Committed Purchaser and Purchaser Agent	10-Q	10.1	7/28/2023
10.20	Amendment No. 4, dated as of September 19, 2023, to the Receivables Purchase Agreement, dated as of March 27, 2020, among Avantor Receivables Funding, LLC, VWR International, LLC, Avantor Funding, Inc., as performance guarantor, PNC Bank, National Association, as administrator, LC Bank, Related Committed Purchaser and Purchaser Agent, and Wells Fargo Bank, National Association, as Related Committed Purchaser, Purchaser Agent and LC Participant	10-Q	10.1	10/27/2023
10.21	Purchase and Sale Agreement, dated as of March 27, 2020, between the various entities listed on Schedule I thereto as Originators and Avantor Receivables Funding, LLC.	8-K	10.2	3/30/2020
10.22^	Avantor Funding, Inc. (f/k/a Avantor, Inc.) Equity Incentive Plan (as amended through September 28, 2016).	S-1/A	10.12	4/5/2019
10.23^	Form of Nonqualified Stock Option Agreement under the Avantor Funding, Inc. Equity Incentive Plan.	S-1/A	10.13	4/25/2019
10.24^	Avantor, Inc. (f/k/a Vail Holdco Corp) Equity Incentive Plan.	S-1/A	10.14	4/5/2019

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.25^	Form of Nonqualified Stock Option Agreement under the Avantor, Inc. (f/k/a Vail Holdco Corp) Equity Incentive Plan.	S-1/A	10.15	4/25/2019
10.26^	Avantor, Inc. 2019 Equity Incentive Plan	8-K	10.2	5/21/2019
10.27^	Form of Option Grant Notice under the Avantor, Inc. 2019 Equity Incentive Plan.	S-1/A	10.25	4/25/2019
10.28	Form of Performance Stock Unit Grant Notice under the Avantor, Inc. 2019 Equity Incentive Plan (Employees)	10-K	10.22	2/16/2021
10.29^	Form of Restricted Stock Unit Grant Notice under the Avantor, Inc. 2019 Equity Incentive Plan (Employees).	S-1/A	10.26	4/25/2019
10.30^	Form of Restricted Stock Unit Grant Notice under the Avantor, Inc. 2019 Equity Incentive Plan (Non-Employee Directors).	S-1/A	10.27	4/25/2019
10.31^	Form of 2024 Option Grant Notice under the Avantor, Inc. 2019 Equity Incentive Plan.	*
10.32^	Form of 2024 Performance Stock Unit Grant Notice under the Avantor, Inc. 2019 Equity Incentive Plan	*
10.33^	Form of 2024 Restricted Stock Unit Grant Notice under the Avantor, Inc. 2019 Equity Incentive Plan (Employees).	*
10.34^	Avantor, Inc. 2019 Employee Stock Purchase Plan	8-K	10.3	5/21/2019
10.35^	Amendment No. 1 to the Avantor, Inc. 2019 Employee Stock Purchase Plan	S-8	4.4	11/14/2019
10.36^	Amendment No.2 to the Avantor, Inc. 2019 Employee Stock Purchase Plan	10-Q	10.1	10/28/2022
10.37^	Amendment No.3 to the Avantor, Inc. 2019 Employee Stock Purchase Plan	10-K	10.33	2/14/2024
10.38^	Amended and Restated Employment Agreement, dated April 10, 2019, between Michael Stubblefield and Avantor, Inc. (f/k/a Vail Holdco Corp)	S-1/A	10.16	4/25/2019
10.39^	Amended and Restated Employment Letter Agreement, dated April 2, 2019, between Gerard Brophy and VWR Management Services, LLC	S-1/A	10.19	4/10/2019
10.40^	Contract of Employment, dated June 29, 2018, between Frederic Vanderhaegen and VWR International GmbH	S-1/A	10.20	4/25/2019
10.41^	Addendum to Contract of Employment, dated April 10, 2019, between Frederic Vanderhaegen and VWR International GmbH	S-1/A	10.21	4/25/2019
10.42^	Offer Letter, dated July 12, 2023 between R. Brent Jones and VWR Management Services, LLC	8-K	10.1	7/13/2023
10.43^	Consulting Agreement dated April 3, 2024 by and between VWR International, LLC and BrophyBio, LLC	10-Q	10.2	4/26/2024

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
10.44^	Scientific Advisory Board Consulting Agreement dated April 3, 2024, by and between Avantor, Inc. and Gerard Brophy	10-Q	10.3	4/26/2024
10.45^	Amended and Restated Employment Letter Agreement, dated April 2, 2019, between Jim Bramwell and VWR International, LLC	10-Q	10.4	4/26/2024
10.46^	Employment Letter Agreement, dated April 11, 2023, between Randy Stone and VWR Management Services, LLC	10-Q	10.5	4/26/2024
10.47^	Form of Indemnification Agreement (between Avantor, Inc. and its directors and officers)	S-1/A	10.23	4/25/2019
19	Insider Trading Policy	*
21	List of subsidiaries of Avantor, Inc.	*
23	Consent of Deloitte & Touche LLP	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
97^	Erroneously Awarded Compensation Recovery Policy	10-K	97	2/14/2024
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

Avantor, Inc.

Date: February 7, 2025	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 7, 2025.

/s/ Juan Andres	Director
Juan Andres

/s/ John Carethers	Director
John Carethers

/s/ Steven Eck	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Steven Eck

/s/ R. Brent Jones	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
R. Brent Jones

/s/ Lan Kang	Director
Lan Kang

/s/ Dame Louise Makin	Director
Dame Louise Makin

/s/ Mala Murthy	Director
Mala Murthy

/s/ Joseph Massaro	Director
Joseph Massaro

/s/ Jonathan Peacock	Chairman of the Board of Directors
Jonathan Peacock

/s/ Michael Stubblefield	Director, President and Chief Executive Officer (Principal Executive Officer)
Michael Stubblefield

/s/ Greg Summe	Director
Greg Summe

/s/ Michael Severino	Director
Michael Severino

Avantor, Inc. and subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Avantor, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avantor, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income or loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Goodwill Impairment - Refer to Notes 2, 6 and 11 to the financial statements
Critical Audit Matter Description
Goodwill is tested for impairment at the reporting unit level on October 1 of each year or more frequently whenever an event or change in circumstance occurs that would require reassessment of the recoverability of the asset. Quantitative impairment testing requires the Company to estimate the fair value of each of its six reporting units. The Company estimates the fair value of each reporting unit using a weighted average of two valuation methods based on a discounted cash flows method and a guideline public company method. These valuation methods require management to make various assumptions, which include, but are not limited to, future profitability, cash flows, discount rates, weighting of valuation methods, and the selection of comparable publicly traded companies (peer groups). If the Company determines the carrying value of a reporting unit exceeds its fair value, an impairment charge is recorded for the excess. No impairment charges were recorded as each reporting unit had a fair value in excess of its carrying value.
The principal considerations for our determination that performing audit procedures relating to the goodwill impairment assessments of the Buy Sell Lab and Proprietary Lab reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of these reporting units; (ii) a high degree of auditor judgment in evaluating the reasonableness of management’s assumptions under the discounted cash flows method, including the net sales growth and discount rate assumptions, and, under the guideline public company method, the selection of appropriate peer groups and market multiples; and (iii) an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures over management’s estimates of net sales growth and discount rates as well as the selection of peer groups and market multiples for the Buy Sell Lab and Proprietary Lab reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment testing, including those over management’s assumptions of net sales growth and discount rates under the discounted cash flows method and the selection of appropriate peer groups and market multiples under the guideline public company method.
•We evaluated management’s ability to accurately forecast net sales growth by comparing management’s forecasts reflected in these reporting units recasted prior period forecasts to actual results.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate assumptions and the selection of the peer groups and guideline public company market multiples, including testing the underlying information supporting these assumptions and the mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 7, 2025
We have served as the Company’s auditor since 2010.

Avantor, Inc. and subsidiaries
Consolidated balance sheets

(in millions)	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$261.9	$262.9
Accounts receivable, net of allowances of $30.2 and $35.0	1,034.5	1,150.2
Inventory	731.5	828.1
Other current assets	118.7	143.7
Total current assets	2,146.6	2,384.9
Property, plant and equipment, net (see note 10)	708.1	737.5
Other intangible assets, net (see note 11)	3,360.2	3,775.3
Goodwill, net (see note 11)	5,539.2	5,716.7
Other assets	360.4	358.3
Total assets	$12,114.5	$12,972.7
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$821.1	$259.9
Accounts payable	662.8	625.9
Employee-related liabilities	168.2	133.1
Accrued interest	48.6	50.2
Other current liabilities	306.8	411.2
Total current liabilities	2,007.5	1,480.3
Debt, net of current portion	3,234.7	5,276.7
Deferred income tax liabilities	557.3	612.8
Other liabilities	358.3	350.3
Total liabilities	6,157.8	7,720.1
Commitments and contingencies (see note 13)
Stockholders’ equity:
Common stock including paid-in capital, 680.8 and 676.6 shares issued and outstanding	3,937.7	3,830.1
Accumulated earnings	2,203.0	1,491.5
Accumulated other comprehensive loss	(184.0)	(69.0)
Total stockholders’ equity	5,956.7	5,252.6
Total liabilities and stockholders’ equity	$12,114.5	$12,972.7

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of operations

(in millions, except per share data)	Year ended December 31,
	2024	2023	2022
Net sales	$6,783.6	$6,967.2	$7,512.4
Cost of sales	4,504.3	4,603.4	4,909.6
Gross profit	2,279.3	2,363.8	2,602.8
Selling, general and administrative expenses	1,641.1	1,506.6	1,472.6
Impairment charges	—	160.8	—
Gain on sale of business	(446.6)	—	—
Operating income	1,084.8	696.4	1,130.2
Interest expense, net	(218.8)	(284.8)	(265.8)
Loss on extinguishment of debt	(10.9)	(6.9)	(12.5)
Other (expense) income, net	(1.2)	5.8	(0.8)
Income before income taxes	853.9	410.5	851.1
Income tax expense	(142.4)	(89.4)	(164.6)
Net income	711.5	321.1	686.5
Accumulation of yield on preferred stock	—	—	(24.2)
Net income available to common stockholders	$711.5	$321.1	$662.3
Earnings per share:
Basic	$1.05	$0.48	$1.02
Diluted	$1.04	$0.47	$1.01
Weighted average shares outstanding:
Basic	679.6	675.6	650.9
Diluted	681.9	678.4	679.4

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of comprehensive income or loss

(in millions)	Year ended December 31,
	2024	2023	2022
Net income	$711.5	$321.1	$686.5
Other comprehensive (loss) income:
Foreign currency translation:
Unrealized (loss) gain	(83.3)	38.3	(102.0)
Reclassification of gain into earnings	(0.5)	—	—
Derivative instruments:
Unrealized gain	18.2	21.3	33.1
Reclassification of gain into earnings	(34.5)	(31.0)	(7.4)
Activity related to defined benefit plans:
Unrealized (loss) gain	(17.4)	(7.7)	47.9
Reclassification of loss (gain) into earnings	6.9	(5.9)	(1.0)
Other comprehensive (loss) income before income taxes	(110.6)	15.0	(29.4)
Income tax effect	(4.4)	16.3	(27.7)
Other comprehensive (loss) income	(115.0)	31.3	(57.1)
Comprehensive income	$596.5	$352.4	$629.4

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of stockholders’ equity

(in millions)	MCPS including paid-in capital		Common stock including paid-in capital		Accumulated (deficit) earnings	AOCI	Total
	Shares	Amount	Shares	Amount
Balance on December 31, 2021	20.7	$1,003.7	609.7	$2,752.6	$483.9	$(43.2)	$4,197.0
Comprehensive income (loss)	—	—	—	—	686.5	(57.1)	629.4
Stock-based compensation expense	—	—	—	49.1	—	—	49.1
Accumulation of yield on preferred stock	—	—	—	(24.2)	—	—	(24.2)
Stock option exercises and other common stock transactions	—	—	1.7	4.1	—	—	4.1
Conversion of MCPS into common stock	(20.7)	(1,003.7)	62.9	1,003.7	—	—	—
Balance on December 31, 2022	—	$—	674.3	$3,785.3	$1,170.4	$(100.3)	$4,855.4
Comprehensive income	—	—	—	—	321.1	31.3	352.4
Stock-based compensation expense	—	—	—	40.2	—	—	40.2
Stock option exercises and other common stock transactions	—	—	2.3	4.6	—	—	4.6
Balance on December 31, 2023	—	$—	676.6	$3,830.1	$1,491.5	$(69.0)	$5,252.6

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of stockholders’ equity (continued)

(in millions)	Common stock including paid-in capital		Accumulated (deficit) earnings	AOCI	Total
	Shares	Amount
Balance on December 31, 2023	676.6	$3,830.1	$1,491.5	$(69.0)	$5,252.6
Comprehensive income (loss)	—	—	711.5	(115.0)	596.5
Stock-based compensation expense	—	47.0	—	—	47.0
Stock option exercises and other common stock transactions	4.2	60.6	—	—	60.6
Balance on December 31, 2024	680.8	$3,937.7	$2,203.0	$(184.0)	$5,956.7

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of cash flows

(in millions)	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$711.5	$321.1	$686.5
Reconciling adjustments:
Depreciation and amortization	405.5	402.3	405.5
Impairment charges	—	160.8	—
Gain on sale of business	(446.6)	—	—
Stock-based compensation expense	46.8	40.5	45.8
Non-cash restructuring charges (see note 12)	16.9	—	—
Provision for accounts receivable and inventory	75.1	84.5	65.0
Deferred income tax benefit	(46.9)	(172.4)	(69.1)
Amortization of deferred financing costs	11.2	13.0	15.7
Loss on extinguishment of debt	10.9	6.9	12.5
Foreign currency remeasurement (gain) loss	(0.3)	(2.6)	10.0
Pension termination charges	9.3	—	—
Changes in assets and liabilities:
Accounts receivable	45.9	77.0	(45.2)
Inventory	(18.5)	30.3	(112.5)
Accounts payable	59.6	(139.6)	15.6
Accrued interest	(1.6)	0.3	0.1
Other assets and liabilities	(37.7)	48.6	(179.3)
Other	(0.3)	(0.7)	(7.0)
Net cash provided by operating activities	840.8	870.0	843.6
Cash flows from investing activities:
Capital expenditures	(148.8)	(146.4)	(133.4)
Cash paid for acquisitions, net of cash acquired	—	—	(20.2)
Cash proceeds from settlement of cross currency swap	—	—	42.5
Proceeds from sale of disposal group, net of cash sold	585.2	—	—
Other	2.5	2.7	1.5
Net cash provided by (used in) investing activities	$438.9	$(143.7)	$(109.6)

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of cash flows (continued)

(in millions)	Year ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Debt borrowings	$—	$—	$327.2
Debt repayments	(1,341.8)	(846.0)	(947.0)
Payments of debt refinancing fees and premiums	—	(2.3)	(0.6)
Payments of dividends on preferred stock	—	—	(32.4)
Proceeds received from exercise of stock options	69.2	18.3	17.3
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(8.6)	(13.7)	(13.2)
Net cash used in financing activities	(1,281.2)	(843.7)	(648.7)
Effect of currency rate changes on cash and cash equivalents	(21.5)	8.2	(15.5)
Net change in cash, cash equivalents and restricted cash	(23.0)	(109.2)	69.8
Cash, cash equivalents and restricted cash, beginning of year	287.7	396.9	327.1
Cash, cash equivalents and restricted cash, end of year	$264.7	$287.7	$396.9

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
Segment reporting
Effective January 1, 2024, we changed our operating model and reporting segment structure from three reportable segments to two reportable segments: Laboratory Solutions and Bioscience Production. This structure aligns with how our Chief Executive Officer, who is our CODM, measures segment operating performance and allocates resources across our operating segments.
None of our customers contributed more than 5% to our net sales, and we disclose net sales for the following product categories: proprietary and third-party.
We disclose geographic data for our largest country, the United States, as a percentage of consolidated net sales. No other countries were individually material. We disclose property and equipment by geographic area because many of these assets cannot be readily moved and are illiquid, subjecting them to geographic risk. None of our other long-lived assets are subject to significant geopolitical risk. We do not manage total assets on a segment basis and as a result the Company does not report asset information by segment. Segment information about interest expense, income tax expense or benefit and other significant non-cash items other than depreciation and amortization, are not disclosed because they are not included in the segment profitability measurement nor are they otherwise provided to our CODM on a regular basis.
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
Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation is recognized using the straight-line method over estimated useful lives of ten to forty years for buildings and related improvements, three to ten years for machinery and equipment and three to fifteen years for capitalized software. Leasehold improvements are depreciated on a straight-line basis over the shorter of the estimated useful lives of the assets or the estimated remaining life of the lease. Depreciation is classified as cost of sales or SG&A expense based on the nature of the underlying asset.

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
Goodwill and other intangible assets
Goodwill represents the excess of the price of an acquired business over the aggregate fair value of its identifiable net assets. Other intangible assets consist of both finite-lived and indefinite-lived intangible assets.
Goodwill and other indefinite-lived intangible assets are tested annually for impairment on October 1 of each year and whenever an impairment indicator arises. Goodwill impairment testing is performed at the reporting unit level.
As described above, we reorganized our segment reporting structure effective January 1, 2024. The segment reporting reorganization also resulted in a change to our reporting units for the purpose of goodwill impairment testing. Our new reporting units are Buy Sell Lab, Proprietary Lab, Services, Manufactured Products, Buy Sell Production, and NuSil. As a result of the reorganization, our goodwill was reassigned to reporting units affected using a relative fair value approach similar to that used when a portion of a reporting unit is disposed of, to the new reporting units making up our Laboratory Solutions and Bioscience Production reporting segments.
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
Restructuring and severance charges
Restructuring plans are designed to improve gross margins and reduce operating costs over time. We typically incur up-front charges to implement these plans related to employee severance, facility closure and other actions:
•Employee severance and related — Employee severance programs can be voluntary or involuntary. Voluntary severances are recorded at their reasonably estimated amount when associates accept severance offers. Involuntary severances covered by plan or statute are recorded at estimated amounts when probable and reasonably estimable. Judgment is required to determine probability and whether the amount can be reasonably estimated. Involuntary severances requiring significant continuing service are measured at fair value as of the termination date and recognized on a straight-line basis over the service period.
•Facility closure — On the date we cease using a facility, facility leased assets are tested for impairment in the same way as other long-lived assets. The remaining lease expense is recognized between the period that we commit to cease use of a facility and the date we exit.
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

Employee benefit plans
Some of our employees participate in defined benefit plans that we sponsor. We present these plans as follows due to their differing geographies, characteristics and actuarial assumptions:
•U.S. plans — The two U.S. plans are closed to participants who joined the Company after 2018, and annual accruals of future pension benefits for participating employees are not material to our financial statements. One of our two U.S. plans is in the process of being terminated as discussed in note 17.
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
Award modifications
When stock-based compensation arrangements are modified, we treat the modification as an exchange of the original award for a new award and immediately recognize expense for the incremental value of the new award. The incremental value is measured as the excess of the fair value of new awards over the fair value of the original awards, each based on circumstances and assumptions as of the modification date. Fair value is measured using the same methods previously described. We have not had any such modifications for the periods presented in these financial statements.
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
Gains and losses related to the remeasurement of debt and intercompany financing into functional currencies are reported in earnings as other income or expense, net. When foreign currency-denominated debt is designated as a hedge of our net investments in non-U.S denominated subsidiaries, gains and losses are reported in AOCI as part of the cumulative translation adjustment. Gains and losses associated with the remeasurement of operating assets and liabilities into functional currencies are reported within the applicable component of operating income.
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
Business combinations
We account for business acquisitions under the accounting standards for business combinations. The results of each acquisition are included in our consolidated results as of the acquisition date and the purchase price of an acquisition is allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values. Any excess of the fair value consideration transferred over the estimated fair values of the identifiable net assets acquired is recognized as goodwill.
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
•Cash flow hedges — We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is recorded in AOCI and reclassified into earnings in the same period(s) during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.
•Net Investment hedges — We use foreign currency-denominated debt and cross-currency swaps to hedge our net investments in foreign operations against adverse movements in exchange rates. For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings in the event the hedged net investment is either sold or substantially liquidated.
3.    New accounting standards
Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which amends the existing segment reporting guidance (ASC Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this update were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

We adopted this standard on a retrospective basis within our annual report for the year ended December 31, 2024, which resulted in additional disclosures in our segment financial information footnote, primarily related to significant segment expenses that are regularly provided to the CODM and included within our reported measure of segment profit or loss. Refer to note 7 for these additional disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the existing income taxes guidance (ASC Topic 740) to require additional disclosures surrounding annual rate reconciliation, income taxes paid and other income tax related disclosures.
The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our financial statement disclosures.
Disaggregation of Income Statement Expenses (DISE)
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses.
The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our financial statements.
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

4.    Divestitures
We completed the sale of our Clinical Services business, a component of the Company’s Laboratory Solutions reportable segment, on October 17, 2024, pursuant to a definitive agreement that was signed on August 16, 2024. We received gross proceeds of approximately $595.0 million, which are subject to customary post-closing adjustments. In connection with the sale, we recorded a gain of $446.6 million in the consolidated statements of operations. The Clinical Services business has not been classified as a discontinued operation as it did not represent a strategic shift that will have a major effect on our operations and financial results.
5.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022:

(in millions, except per share data)	Year ended December 31, 2024			Year ended December 31, 2023			Year ended December 31, 2022
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$711.5	679.6	$1.05	$321.1	675.6	$0.48	$662.3	650.9	$1.02
Dilutive effect of stock-based awards	—	2.3		—	2.8		—	5.6
Dilutive impact of MCPS	—	—		—	—		24.2	22.9
Diluted	$711.5	681.9	$1.04	$321.1	678.4	$0.47	$686.5	679.4	$1.01
6.    Risks and uncertainties
Remeasurement of foreign-denominated debt and intercompany borrowings
Our operations span the globe. To fund those operations, we have entered into significant Euro-denominated indebtedness (see note 14), and we have also established intercompany borrowings among our subsidiaries that are denominated in various currencies. Changes in foreign currency exchange rates, particularly the Euro, have required us to record gains and losses, some of which have been significant, to remeasure the debt and the intercompany borrowings into functional currencies of the subsidiaries holding them.
Our intercompany capitalization structure is intended to mitigate substantially all of our net Euro financing exposure in future periods. We expect to record gains and losses related to intercompany borrowings denominated in other currencies. Historically, the remeasurement of borrowings denominated in currencies other than the Euro has not been material.
Impairment testing
On January 1, 2024, in connection with the Company’s reporting segment structure change, we performed quantitative impairment testing of goodwill for each of our reporting units. We did not record any impairment charges as each reporting unit had a fair value that was in excess of its carrying value.

On October 1, 2024, we performed quantitative annual impairment testing of goodwill for each of our reporting units. We did not record any impairment charges. Each reporting unit had a fair value that was in excess of its carrying value.
Unfavorable changes to forecasted results and other assumptions used to determine fair values of reporting units could present a risk of impairment in future periods. We have not recorded any material impairments during the periods presented.
Collective bargaining arrangements
As of December 31, 2024, approximately 5% of our employees in North America were represented by unions, and a majority of our employees in Europe are represented by workers’ councils or unions.
7.    Segment financial information
Effective January 1, 2024, we changed our operating model and reporting segment structure into two reportable business segments: Laboratory Solutions and Bioscience Production. Corporate costs are managed on a standalone basis, certain of which are allocated to our reportable segments.
In connection with this change, our CODM changed the measure used to evaluate segment profitability from Adjusted EBITDA to Adjusted Operating Income. The CODM uses Adjusted Operating Income for each segment predominantly in the annual budget and forecasting process. We have recasted prior-period segment disclosures given the change in our reportable segments.

The following tables present information by reportable segment:

(in millions)	Net sales Year ended December 31,			Adjusted Operating Income Year ended December 31,
	2024	2023	2022	2024	2023	2022
Laboratory Solutions	$4,610.1	$4,738.3	$5,002.4	$598.0	$668.3	$764.7
Bioscience Production	2,173.5	2,228.9	2,510.0	558.2	601.9	778.9
Corporate	—	—	—	(66.4)	(58.4)	(66.3)
Total	$6,783.6	$6,967.2	$7,512.4	$1,089.8	$1,211.8	$1,477.3

(in millions)
Year ended December 31, 2024	Laboratory Solutions	Bioscience Production	Corporate	Total
Net sales	$4,610.1	$2,173.5	$—	$6,783.6
Adjusted cost of sales[1]	3,288.4	1,203.8	—	4,492.2
Adjusted operating expenses[2]	723.7	411.5	66.4	1,201.6
Adjusted Operating Income	$598.0	$558.2	$(66.4)	$1,089.8

(in millions)
Year ended December 31, 2023	Laboratory Solutions	Bioscience Production	Corporate	Total
Net sales	$4,738.3	$2,228.9	$—	$6,967.2
Adjusted cost of sales[1]	3,380.3	1,223.1	—	4,603.4
Adjusted operating expenses[2]	689.7	403.9	58.4	1,152.0
Adjusted Operating Income	$668.3	$601.9	$(58.4)	$1,211.8

(in millions)
Year ended December 31, 2022	Laboratory Solutions	Bioscience Production	Corporate	Total
Net sales	$5,002.4	$2,510.0	$—	$7,512.4
Adjusted cost of sales[1]	3,533.0	1,361.6	—	4,894.6
Adjusted operating expenses[2]	704.7	369.5	66.3	1,140.5
Adjusted Operating Income	$764.7	$778.9	$(66.3)	$1,477.3
━━━━━━━━━
1.Adjusted cost of sales exclude $12.1 million and $15.0 million of non-GAAP adjustments primarily related to restructuring and severance and purchase accounting as described in more detail within the non-GAAP reconciliation presented below, for the years ended December 31, 2024 and December 31, 2022, respectively. There were no such non-GAAP adjustments to cost of sales for the year ended December 31, 2023.
2.Adjusted operating expenses exclude $(7.1) million, $515.4 million and $332.1 million of non-GAAP adjustments primarily related to gain on sale of business, impairment charges, restructuring and severance charges and transformation expenses as described in more detail within the non-GAAP reconciliation presented below, for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

(in millions)	Depreciation and amortization Year ended December 31,
	2024	2023	2022
Laboratory Solutions	$212.8	$215.0	$215.9
Bioscience Production	192.7	187.3	189.6
Total	$405.5	$402.3	$405.5
Information about our segment’s assets and capital expenditures is not disclosed because this information is not provided to our CODM.
The amounts above exclude inter-segment activity because it is not material. All of the net sales for each segment are from external customers.
The following table presents the reconciliation of Adjusted Operating Income, our segment profitability measure, to Income before income taxes, the nearest measurement under GAAP:

(in millions)	Year ended December 31,
	2024	2023	2022
Adjusted Operating Income	$1,089.8	$1,211.8	$1,477.3
Amortization	(299.8)	(307.7)	(318.3)
Integration-related expenses[1]	—	(7.6)	(19.2)
Purchase accounting adjustments[2]	—	—	(9.4)
Restructuring and severance charges[3]	(82.8)	(26.5)	(3.5)
Transformation expenses[4]	(58.9)	(5.4)	—
Reserve for certain legal matters, net[5]	(9.2)	(7.1)	—
Other[6]	(0.9)	(0.3)	3.3
Impairment charges[7]	—	(160.8)	—
Gain on sale of business[8]	446.6	—	—
Interest expense, net	(218.8)	(284.8)	(265.8)
Loss on extinguishment of debt	(10.9)	(6.9)	(12.5)
Other (expense) income, net	(1.2)	5.8	(0.8)
Income before income taxes	$853.9	$410.5	$851.1
━━━━━━━━━
1.Represents direct costs incurred with third parties and the accrual of a long-term retention incentive to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
2.Represents the non-cash reduction of contingent consideration related to the Ritter acquisition and the amortization of the purchase accounting adjustment to record Masterflex inventory at fair value.
3.Reflects the incremental expenses incurred in the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption are specific to employee severance, site-related exit costs, and contract termination costs. The expenses recognized in 2024 represent costs incurred to achieve the Company’s publicly-announced cost transformation initiative.

4.Represents incremental expenses directly associated with the Company’s publicly-announced cost transformation initiative, primarily related to the cost of external advisors.
5.Represents charges and legal costs, net of recoveries, in connection with certain litigation and other contingencies that are unrelated to our core operations and not reflective of on-going business and operating results.
6.Represents other stock-based compensation expense (benefit).
7.As described in notes 10 and 11.
8.As described in note 4 .
The following table presents net sales by product category:

(in millions)	Year ended December 31,
	2024	2023	2022
Proprietary	$3,615.1	$3,720.2	$4,024.7
Third-party	3,168.5	3,247.0	3,487.7
Total	$6,783.6	$6,967.2	$7,512.4
The following table presents information by geographic area:

(in millions)	Net sales Year ended December 31,			Property, plant and equipment, net Year ended December 31,
	2024	2023	2022	2024	2023
United States	$3,549.6	$3,705.2	$4,278.1	$445.8	$462.1
All other countries	3,234.0	3,262.0	3,234.3	262.3	275.4
Total	$6,783.6	$6,967.2	$7,512.4	$708.1	$737.5
8.    Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash balances:

(in millions)	December 31,
	2024	2023
Cash and cash equivalents	$261.9	$262.9
Restricted cash classified as other assets	2.8	24.8
Total	$264.7	$287.7

(in millions)	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Cash paid for income taxes, net	$247.8	$224.4	$256.9
Cash paid for interest, net, excluding financing leases	211.0	267.0	242.2
Cash paid for interest on finance leases	4.2	5.1	5.1
Cash paid under operating leases	44.0	43.8	42.9
Cash flows from financing activities:
Cash paid under finance leases	5.7	5.1	4.6

9.    Inventory
The following table presents components of inventory:

(dollars in millions)	December 31,
	2024	2023
Merchandise inventory	$416.0	$503.5
Finished goods	101.2	91.0
Raw materials	149.3	167.2
Work in process	65.0	66.4
Total	$731.5	$828.1
Inventory under the LIFO method:
Percentage of total inventory	22%	23%
Excess of current cost over carrying value	$39.7	$42.2
10.    Property, plant and equipment
The following table presents the compon    ents of property, plant and equipment:

(in millions)	December 31,
	2024	2023
Buildings and related improvements	$414.3	$426.8
Machinery, equipment and other	544.3	548.3
Software	238.9	187.3
Land	53.9	55.6
Assets not yet placed into service	86.2	136.4
Property, plant and equipment, gross	1,337.6	1,354.4
Accumulated depreciation and impairment charges	(629.5)	(616.9)
Property, plant and equipment, net	$708.1	$737.5
Depreciation expense was $105.7 million in 2024, $94.6 million in 2023 and $87.2 million in 2022.
In the second quarter of 2023, persistently high customer inventory in the end markets served by Ritter and an overall slowdown in research activity caused Ritter’s revenue to decline compared to prior expectations. Due to these circumstances, we performed an impairment test of the Ritter asset group, which resulted in a fair value that was lower than its carrying value. As a result, we recorded an impairment charge of $54.4 million on Ritter’s property, plant & equipment in the second quarter of 2023. This charge impacted our Laboratory Solutions reportable segment.
Our impairment test was performed as of June 30, 2023 and utilized our then latest estimates of Ritter’s projected cash flows, including revenues, gross margin, SG&A expenses, capital expenditures to maintain the acquired assets, and investments in debt free net working capital, as well as current market assumptions for the discount rate.

11.    Goodwill and other intangible assets
Goodwill
As described in note 2, we reorganized our segment reporting structure effective January 1, 2024. The segment reporting reorganization also resulted in a change to our reporting units for the purpose of goodwill impairment testing. Our new reporting units are Buy Sell Lab, Proprietary Lab, Services, Manufactured Products, Buy Sell Production, and NuSil. As a result of the reorganization, our goodwill was reassigned to the new reporting units making up our Laboratory Solutions and Bioscience Production reporting segments.
We have reassigned goodwill as of January 1, 2024 to align to our new segment structure by using a relative fair value approach as required under GAAP. We tested goodwill for impairment immediately before and after the reorganization of our reporting structure; no impairment was identified.
The following table presents goodwill by our reportable segments, on the effective date of the change:

	Laboratory Solutions	Bioscience Production	Total
Goodwill, gross	$3,842.0	$1,913.5	$5,755.5
Accumulated impairment losses	(18.4)	(20.4)	(38.8)
Goodwill, net	$3,823.6	$1,893.1	$5,716.7
The following tables present changes in goodwill by reportable segment:

(in millions)	December 31, 2024
	Laboratory Solutions	Bioscience Production	Total
Beginning balance, net	$3,823.6	$1,893.1	$5,716.7
Currency translation	(113.4)	(5.1)	(118.5)
Divestitures	(59.0)	—	(59.0)
Ending balance, net	3,651.2	1,888.0	5,539.2
Accumulated impairment losses	18.4	20.4	38.8
Ending balance, gross	$3,669.6	$1,908.4	$5,578.0

(in millions)	December 31, 2023
	Laboratory Solutions	Bioscience Production	Total
Beginning balance, net	$3,760.7	$1,891.9	$5,652.6
Currency translation	62.9	1.2	64.1
Ending balance, net	3,823.6	1,893.1	5,716.7
Accumulated impairment losses	18.4	20.4	38.8
Ending balance, gross	$3,842.0	$1,913.5	$5,755.5

The following table presents the components of other intangible assets:

(in millions)	December 31, 2024			December 31, 2023
	Gross value	Accumulated amortization and impairment[1]	Carrying value	Gross value	Accumulated amortization and impairment[1]	Carrying value
Customer relationships	$4,697.5	$1,840.4	$2,857.1	$4,883.2	$1,670.3	$3,212.9
Trade names	351.6	240.4	111.2	359.7	228.3	131.4
Other	626.8	327.2	299.6	635.5	296.8	338.7
Total finite-lived	$5,675.9	$2,408.0	3,267.9	$5,878.4	$2,195.4	3,683.0
Indefinite-lived			92.3			92.3
Total			$3,360.2			$3,775.3
━━━━━━━━━
1.As of December 31, 2024 and December 31, 2023, accumulated impairment losses on Customer relationships were $65.9 million and on Other were $40.5 million totaling $106.4 million.
Amortization expense was $299.8 million in 2024, $307.7 million in 2023 and $318.3 million in 2022.
We recorded an impairment charge of $106.4 million on Ritter’s finite-lived intangible assets in the second quarter of 2023 in connection with the impairment of Ritter’s property, plant & equipment, as previously discussed in note 10. This charge impacted our Laboratory Solutions reportable segment.
The following table presents estimated future amortization:

(in millions)	December 31, 2024
2025	$293.1
2026	291.7
2027	290.3
2028	275.8
2029	272.2
Thereafter	1,844.8
Total	$3,267.9

12.    Restructuring
The following table presents restructuring and severance expenses by plan:

(in millions)	Year ended December 31,
	2024	2023	2022
2024 restructuring program	$82.8	$—	$—
Other	—	26.5	3.5
Total	$82.8	$26.5	$3.5
2024 restructuring program
The 2024 restructuring program is a part of the Company’s multi-year cost transformation initiative designed to right-size the Company’s cost base and optimize its footprint and organizational structure with a focus on driving significant cost improvement and productivity. We do not expect to incur any material charges in the future under the 2024 restructuring program.
The following table presents information about expenses under the 2024 restructuring program for the periods covered under this report in which the plan was active:

(in millions)	Year ended December 31,	Charges incurred	Expected remaining charges	Total expected charges
	2024
Employee severance and related	$64.3	$64.3	$—	$64.3
Facility closure	1.6	1.6	—	1.6
Other	16.9	16.9	—	16.9
Total	$82.8	$82.8	$—	$82.8

Laboratory Solutions	$41.3	$41.3	$—	$41.3
Bioscience Production	40.6	40.6	—	40.6
Corporate	0.9	0.9	—	0.9
Total	$82.8	$82.8	$—	$82.8
Other charges in the table above primarily relate to the write-downs of the carrying value of assets that we have or plan to dispose of under the program.
The following table presents changes to accrued employee severance and related expenses under the 2024 restructuring program, which are primarily classified as employee-related current liabilities:

(in millions)	Year ended December 31,
2024
Beginning balance	$—
Expenses	64.3
Cash payments	(44.0)
Currency translation	1.0
Ending balance	$21.3

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
In 2023, Mallinckrodt initiated bankruptcy proceedings under Chapter 11 of the Bankruptcy Code and notified us that it was seeking to reject the 2010 stock purchase agreement and its obligations thereunder. As noted above, Mallinckrodt’s obligations under the 2010 stock purchase agreement were guaranteed by CIFSA, who has agreed to honor its indemnity obligations going forward.

Other noteworthy matters
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. This matter is covered by the indemnification arrangement previously described. At December 31, 2024, our accrued obligation under this order is $2.3 million, which is calculated based on expected cash payments discounted at rates ranging from 4.1% to 4.9% between 2025 and 2045. The undiscounted amount of that obligation is $3.6 million.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At December 31, 2024, our balance sheet includes a liability of $1.1 million for remediation and monitoring costs. That liability is estimated primarily on discounted expected remediation payments and is not materially different from its undiscounted amount.
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
Litigation
At December 31, 2024, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.
14.    Debt

The following table presents information about our debt:

(dollars in millions)	December 31, 2024			December 31, 2023
	Interest terms	Rate	Amount
Receivables facility	SOFR[1] plus 0.80%	5.27%	$125.0	$221.0
Senior secured credit facilities:
Euro term loans B-4	EURIBOR plus 2.50%	5.36%	81.6	630.1
Euro term loans B-5	EURIBOR plus 2.00%	4.86%	324.5	350.4
U.S. dollar term loans B-5	SOFR[1] plus —%	—%	—	787.6
U.S. dollar term loans B-6	SOFR[1] plus 2.00%	6.46%	86.6	—
2.625% secured notes	fixed rate	2.625%	672.6	718.7
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% unsecured notes	fixed rate	3.875%	413.9	442.3
4.625 % unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			15.0	68.3
Other			8.6	11.6
Total debt, gross			4,077.8	5,580.0
Less: unamortized deferred financing costs			(22.0)	(43.4)
Total debt			$4,055.8	$5,536.6
Classification on balance sheets:
Current portion of debt			$821.1	$259.9
Debt, net of current portion			3,234.7	5,276.7
━━━━━━━━━
1.SOFR includes credit spread adjustment.
The following table presents mandatory future repayments of debt principal:

(in millions)	December 31, 2024
2025[1]	$821.1
2026	340.4
2027	82.0
2028	2,030.3
2029	802.5
Thereafter	1.5
Total debt, gross	$4,077.8

1.Includes $125.0 million of outstanding borrowings on our receivables facility.

Interest expense, net includes interest income of $75.1 million, $65.2 million and $15.9 million for the year ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively. The interest income for the year ended December 31, 2024, December 31, 2023 and December 31, 2022, primarily relates to income on our interest rate swaps and cross currency swaps discussed in note 21.
Credit facilities
The following table presents availability under our credit facilities:

(in millions)	December 31, 2024
	Receivables facility	Revolving credit facility	Total
Capacity	$247.6	$975.0	$1,222.6
Undrawn letters of credit outstanding	(15.3)	(3.1)	(18.4)
Outstanding borrowings	(125.0)	—	(125.0)
Unused availability	$107.3	$971.9	$1,079.2
Current availability under the receivables facility depends upon maintaining a sufficient borrowing base of eligible accounts receivable. At December 31, 2024, $444.1 million of accounts receivable were available as collateral under the facility.
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
The receivables facility includes representations and covenants that we consider usual and customary, including a financial covenant. That covenant becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. When applicable, we may not have total borrowings in excess of a pro forma net leverage ratio, as defined. This covenant was not applicable at December 31, 2024.
Senior secured credit facilities
On April 2, 2024, we amended the credit agreement to reprice the U.S. Dollar term loan under our senior secured credit facilities. Pursuant to the agreement, the interest rate applicable to the U.S. Dollar term loan reduced from SOFR plus a spread of 2.25% per annum to SOFR plus a spread of 2.00% per annum. The principal amount of U.S. Dollar term loan outstanding immediately prior to the amendment and the outstanding principal amount of U.S. Dollar term loan immediately following the amendment each totaled $772.4 million. The final stated maturity of the U.S. Dollar term loan remains November 8, 2027. The costs to complete the amendment were not material.
On December 31, 2024, the senior secured credit facilities consist of a $975.0 million revolving credit facility that matures on June 29, 2028, a $86.6 million term loan facility that matures on November 8, 2027, a $324.5 million term loan facility that matures on June 10, 2026 and a $81.6 million term loan facility that matures on June 10, 2028. The revolving credit facility allows us to issue letters of credit and also to issue short term notes. Borrowings under the facilities are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of their assets except for the accounts receivable that secure the receivables facility.
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
We may also prepay the term loans at our option. In 2024 and 2023, we made optional prepayments of $526.4 million and $21.5 million, respectively, of Euro term loans and $690.0 million and $680.0 million, respectively, of U.S. dollar term loans. In connection with the 2024 and 2023 prepayments, we recorded losses on extinguishment of debt of $10.9 million and $6.9 million, respectively, for the proportional write-off of the related unamortized deferred financing costs.
During the second quarter of 2023, we also amended our U.S. dollar term loan B-5 from LIBOR based floating rate interest to SOFR based floating rate interest. This amendment was done in accordance with ASC 848 and had no impact on the financial statements. The Company is applying optional expedients and exceptions to certain contract modifications and hedging relationships as permitted under ASUs 2020-04 and 2022-06.
The senior secured credit facilities contain certain other customary covenants, including a financial covenant. That covenant becomes applicable in periods when we have drawn more than 35% of our revolving credit facility. When applicable, we may not have total borrowings in excess of a pro forma net leverage ratio, as defined. This covenant was not applicable at December 31, 2024.
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
16.    Accumulated other comprehensive income (loss)
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance on December 31, 2021	$(19.2)	$0.4	$(24.4)	$(43.2)
Unrealized (loss) gain	(102.0)	33.1	47.9	(21.0)
Reclassification of gain into earnings	—	(7.4)	(1.0)	(8.4)
Change due to income taxes	(10.1)	(6.2)	(11.4)	(27.7)
Balance on December 31, 2022	(131.3)	19.9	11.1	(100.3)
Unrealized gain (loss)	38.3	21.3	(7.7)	51.9
Reclassification of gain into earnings	—	(31.0)	(5.9)	(36.9)
Change due to income taxes	10.2	2.4	3.7	16.3
Balance on December 31, 2023	(82.8)	12.6	1.2	(69.0)
Unrealized (loss) gain	(83.3)	18.2	(17.4)	(82.5)
Reclassification of (gain) loss into earnings	(0.5)	(34.5)	6.9	(28.1)
Change due to income taxes	(10.8)	3.9	2.5	(4.4)
Balance on December 31, 2024	$(177.4)	$0.2	$(6.8)	$(184.0)
The reclassifications effects shown above were immaterial to the financial statements and were made to either cost of sales, selling, general and administrative expense, other (expense) income, net or interest expense depending upon the nature of the underlying transaction. The income tax effects in 2024 and 2023 on foreign currency translation were due to our net investment hedge and cross-currency swap discussed in note 21.
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
We approved the termination of our U.S. Pension Plan during 2024. The pension liability was partially settled in December 2024 due to lump sum distribution payments of $54.2 million to plan participants. We recorded $9.3 million of pension termination costs for the year ended December 31, 2024, which are included in other income or expenses as discussed in note 19.

The remaining pension liability was partially settled subsequent to December 31, 2024, and before the filing of these financial statements through the purchase of annuity contracts totaling $97.7 million. The remaining pension liability is expected to be settled by the end of the first quarter of 2025. We expect additional pension termination charges in the range of $15.0 million to $25.0 million to be recorded in 2025.
The following table presents changes in benefit obligations and plan assets and the funded status of our plans:

(in millions)	U.S. pension plans Year ended December 31,		Non-U.S. pension plans Year ended December 31,		U.S. medical plan Year ended December 31,
	2024	2023	2024	2023	2024	2023
Benefit obligation:
Beginning balance	$164.6	$168.7	$200.7	$179.3	$10.6	$10.2
Service cost	1.9	2.9	3.2	3.1	0.1	0.1
Interest cost	8.1	8.6	6.8	7.2	0.5	0.5
Employee contributions	—	—	1.1	1.4	—	—
Actuarial loss (gain)	8.5	1.6	(7.9)	12.7	(1.0)	0.2
Benefits paid	(9.2)	(13.1)	(7.7)	(6.1)	(0.4)	(0.4)
Settlements and curtailments	(54.2)	(4.1)	(9.0)	(8.7)	—	—
Currency translation	—	—	(9.5)	10.1	—	—
Other	—	—	1.3	1.7	—	—
Ending balance	119.7	164.6	179.0	200.7	9.8	10.6
Fair value of plan assets:
Beginning balance	214.7	211.4	124.8	118.6	—	—
Return (loss) on plan assets	1.7	15.7	(3.5)	4.2	—	—
Employer contributions	0.7	0.7	6.3	5.8	0.4	0.4
Employee contributions	—	—	1.1	1.4	—	—
Benefits paid	(9.2)	(13.1)	(7.7)	(6.1)	(0.4)	(0.4)
Settlements and curtailments	(54.2)	—	(9.0)	(8.7)	—	—
Currency translation	—	—	(4.4)	7.6	—	—
Other	—	—	1.4	2.0	—	—
Ending balance	153.7	214.7	109.0	124.8	—	—
Funded status at end of year	$34.0	$50.1	$(70.0)	$(75.9)	$(9.8)	$(10.6)

The following table presents other balance sheet information for defined benefit plans:

(in millions)	U.S. pension plans December 31,		Non-U.S. pension plans December 31,		U.S. medical plan December 31,
	2024	2023	2024	2023	2024	2023
Accumulated benefit obligation	$119.6	$164.5	$176.4	$197.6	$9.8	$10.6
Amounts recorded in balance sheet:
Other assets	$41.6	$58.1	$4.5	$3.9	$—	$—
Other current liabilities	(0.7)	(0.7)	(2.8)	(3.6)	(0.7)	(0.7)
Other liabilities	(6.9)	(7.3)	(71.7)	(76.2)	(9.1)	(9.9)
Funded status	$34.0	$50.1	$(70.0)	$(75.9)	$(9.8)	$(10.6)
Components of AOCI, excluding tax effects:
Actuarial (loss) gain	$(19.1)	$(10.1)	$3.1	$5.4	$9.3	$9.4
Prior service gain	—	—	1.0	1.4	—	—
The following table presents the assumptions used to determine the benefit obligation:

	U.S. pension plans December 31,		Non-U.S. pension plans December 31,		U.S. medical plan December 31,
	2024	2023	2024	2023	2024	2023
Discount rate	5.5%	5.1%	3.7%	3.6%	5.2%	5.1%
Annual rate of salary increase	3.5%	3.5%	2.2%	2.2%	—	—
Health care cost trends:
Initial rate	n/a	n/a	n/a	n/a	6.9%	7.2%
Ultimate rate	n/a	n/a	n/a	n/a	4.0%	4.0%
Year ultimate rate is reached	n/a	n/a	n/a	n/a	2048	2048

The discount rate continues to be the primary driver for changes in the projected benefit obligation. The increases in discount rates in the U.S. and U.K. during 2024 caused the majority of the actuarial gains in the U.S. and Non-U.S. pension plan projected benefit obligations, partially offset by experience losses in the U.S. due to the planned annuities purchase as a result of the plan termination. Additional experience gains in the Non-U.S. pension plans were a result of involuntary terminations during 2024. In 2023, the decreases in discount rates caused most of the actuarial losses in the U.S. and Non-U.S. pension plan projected benefit obligations but were offset by experience gains in the U.S. The actuarial gains in the U.S. medical plan in 2024 were driven primarily by the favorable experience gains; in 2023 the actuarial gains were driven primarily by the decrease in the discount rate and also the increase in the claims trend assumption and were offset by favorable experience gains.

The following table presents future benefits expected to be paid:

(in millions)	December 31, 2024
	U.S. pension plans	Non-U.S. pension plans	U.S. medical plan
2025	$1.4	$8.7	$0.8
2026	0.7	8.9	0.8
2027	0.7	9.5	0.9
2028	0.7	10.8	0.9
2029	0.7	12.2	0.9
2030 – 2034	3.2	60.3	4.3
We do not expect to make any material contributions to our defined benefit plans in 2025.
The following table presents the allocation of plan assets:

(in millions)	December 31, 2024					December 31, 2023
	Total	Level 1	Level 2	Level 3	NAV[1]	Total	Level 1	Level 2	Level 3	NAV[1]
U.S. plans:
Cash	$25.4	$25.4	$—	$—	$—	$4.2	$4.2	$—	$—	$—
Fixed income	122.8	23.3	99.5	—	—	167.2	—	167.2	—	—
Equity	5.5	5.5	—	—	—	43.3	—	43.3	—	—
Total	$153.7	$54.2	$99.5	$—	$—	$214.7	$4.2	$210.5	$—	$—
Non-U.S. plans:
Cash	$1.2	$1.2	$—	$—	$—	$0.6	$0.6	$—	$—	$—
Fixed income	46.5	—	42.3	—	4.2	46.6	—	46.6	—	—
Equity	20.0	—	11.8	—	8.2	10.1	—	10.1	—	—
Other	2.9	—	1.3	—	1.6	21.8	—	6.6	—	15.2
Insurance contracts	38.4	—	—	38.4	—	45.7	—	—	45.7	—
Total	$109.0	$1.2	$55.4	$38.4	$14.0	$124.8	$0.6	$63.3	$45.7	$15.2
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
The following table presents changes to plan assets of non-U.S. plans that were measured using unobservable inputs:

(in millions)	Year ended December 31,
	2024	2023
Beginning balance	$45.7	$43.4
Purchases	5.0	6.5
Actual returns	0.4	1.8
Settlements	(9.7)	(9.4)
Currency translation	(3.0)	3.4
Ending balance	$38.4	$45.7
18.    Stock-based compensation
The following table presents components of stock-based compensation expense:

(in millions)	Classification	Year ended December 31,
		2024	2023	2022
Stock options	Equity	$10.5	$13.7	$16.0
RSUs	Equity	35.0	25.5	31.7
Other	Both	1.3	1.3	(1.9)
Total		$46.8	$40.5	$45.8
Award classification:
Equity		$47.0	$40.2	$49.1
Liability		(0.2)	0.3	(3.3)
At December 31, 2024, unvested awards have remaining expense of $72.7 million to be recognized over a weighted average period of 1.6 years.
We recognized a reduction to income tax expense as a result of tax benefits associated with our stock-based compensation plans of $5.9 million, $5.0 million and $10.3 million, in 2024, 2023 and 2022, respectively.
Our stock-based compensation awards have been issued under a succession of plans sponsored by the ultimate parent of our business, which is currently Avantor, Inc. In connection with the IPO, we adopted the 2019 Plan. The 2019 Plan provides for up to 23.5 million shares of common stock to be issued in the form of stock options, RSUs or other equity-based awards or cash-based awards. The 2019 Plan also provides for 1% annual increases to the number of shares of common stock available for issuance unless reduced by our Board of Directors. At December 31, 2024, 37.5 million shares were available for future issuance. The 2019 Plan will automatically terminate on May 17, 2029, and no award under the plan may be granted after this date.

Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance on December 31, 2023	16.4	$21.37
Granted	0.7	24.14
Exercised	(3.1)	20.45
Forfeited	(2.1)	20.40
Balance on December 31, 2024	11.9	$21.94	$19.5	4.9 years
Expected to vest	2.5	25.49	0.1	8.2 years
Vested	9.4	21.05	19.4	4.0 years
During 2024, we granted stock options that have a contractual life of ten years and will vest annually over three years, subject to the recipient continuously providing service to us through each such date.
The following table presents weighted-average information about stock options granted:

	Year ended December 31,
	2024	2023	2022
Grant date fair value per option	$9.86	$9.64	$11.09
Assumptions used to determine grant date fair value:
Expected stock price volatility	34%	33%	31%
Risk free interest rate	4.3%	4.1%	2.2%
Expected dividend rate	nil	nil	nil
Expected life of options	6.0 years	6.2 years	6.3 years

The following table presents other information about stock options:

(in millions)	Year ended December 31,
	2024	2023	2022
Fair value of options vested	$13.7	$14.2	$15.4
Intrinsic value of options exercised	11.7	7.1	10.1
RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance on December 31, 2023	4.0	$26.35
Granted	2.3	25.54
Vested	(1.1)	25.42
Forfeited	(0.6)	27.90
Balance on December 31, 2024	4.6	$26.63
During 2024, we granted RSUs that will vest annually over three years, subject to the recipient continuously providing service to us through each such date. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. We recorded expense on such awards of $9.3 million, $3.1 million and $7.3 million, for the years ended December 31, 2024, 2023 and 2022, respectively.
The fair value of RSUs that vested in 2024, 2023 and 2022 was $31.0 million, $29.5 million and $20.9 million, respectively.
19.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Year ended December 31,
	2024	2023	2022
Net foreign currency gain (loss) from financing activities	$4.7	$3.1	$(7.0)
(Expense) income related to defined benefit plans	(6.6)	2.6	6.0
Other	0.7	0.1	0.2
Other (expense) income, net	$(1.2)	$5.8	$(0.8)
Most of the net foreign currency remeasurement gain (loss) from financing activities was caused by the volatility of the U.S. dollar on unhedged intercompany loan positions as disclosed in note 6. Other income or expense related to our defined benefit plans primarily relates to pension termination charges as described in note 17, and the expected returns on defined benefit plan assets.

20.    Income taxes
The following table presents detail about captions appearing on the statements of operations:

(in millions)	Year ended December 31,
	2024	2023	2022
Income (loss) before income taxes:
United States	$521.2	$527.6	$618.0
Foreign	332.7	(117.1)	233.1
Total	$853.9	$410.5	$851.1
Current income tax (expense) benefit:
Federal	$(97.6)	$(110.7)	$(119.9)
State	(30.4)	(35.5)	(32.2)
Foreign	(61.3)	(115.6)	(81.6)
Subtotal	(189.3)	(261.8)	(233.7)
Deferred income tax (expense) benefit:
Federal	18.5	18.9	18.0
State	(0.4)	0.9	4.4
Foreign	28.8	152.6	46.7
Subtotal	46.9	172.4	69.1
Income tax expense	$(142.4)	$(89.4)	$(164.6)
The following table reconciles the income tax provision calculated at the United States federal corporate rate to the amounts presented in the statements of operations:

(in millions)	Year ended December 31,
	2024	2023	2022
Income before income taxes	$853.9	$410.5	$851.1
United States federal corporate rate	21%	21%	21%
Income tax expense at federal corporate rate	(179.3)	(86.2)	(178.7)
State income taxes, net of federal benefit	(24.4)	(27.3)	(23.3)
Rate changes related to foreign jurisdictions	(0.3)	1.5	1.3
Stock-based compensation	(0.8)	0.1	3.5
Foreign taxes	21.7	38.7	12.8
Valuation allowance	(21.4)	(22.1)	4.8
Changes to uncertain tax positions	22.7	(0.9)	1.1
Foreign-derived intangible income	13.9	17.1	12.1
Executive Compensation Limitation	(2.2)	(6.1)	—
Global Intangible Low-Taxed Income	(8.0)	—	—
Clinical Services sale	34.6	—	—
Other, net	1.1	(4.2)	1.8
Income tax expense	$(142.4)	$(89.4)	$(164.6)

Deferred taxes
The following table presents the components of deferred tax assets and liabilities:

(in millions)	December 31,
	2024	2023
Deferred tax assets:
Reserves and accrued expenses	$54.7	$50.8
Pension, postretirement and environmental liabilities	8.2	3.0
Net operating loss and deferred deductions	458.7	451.3
Other	3.1	22.9
Deferred tax assets, gross	524.7	528.0
Less: valuation allowances	(214.1)	(206.1)
Deferred tax assets, net	310.6	321.9
Deferred tax liabilities:
Intangibles	(656.1)	(741.3)
Property, plant and equipment	(57.8)	(40.9)
Investment in partnerships	(58.5)	(51.2)
Other	—	(1.2)
Deferred tax liabilities	(772.4)	(834.6)
Net deferred tax liability	$(461.8)	$(512.7)
Classification on balance sheets:
Other assets	$95.5	$100.1
Deferred income tax liabilities	(557.3)	(612.8)
The increase (decrease) to the valuation allowance was $8.0 million in 2024, $26.4 million in 2023 and $(7.9) million in 2022.
At December 31, 2024, $149.2 million of the valuation allowances presented above relate to foreign net operating loss carryforwards that are not expected to be realized. We evaluate the realization of deferred tax assets by considering such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of any such reversals will influence the extent of tax benefits recognized in a particular year. Should applicable losses, credits and deductions ultimately be realized, the resulting reduction in the valuation allowance would generally be recognized as an income tax benefit.
Uncertain tax positions
We file federal income tax returns in the United States and other tax returns in various states and international jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. In these cases, we evaluate our tax position using the recognition threshold and the measurement analysis in accordance with the accounting guidance. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit recognized in our financial statements. Tax years are subject to examination in the United States since 2021 at the federal level, since 2016 for certain states and in certain international jurisdictions since 2014.

The following table reflects changes to the reserve for uncertain tax positions, excluding accrued interest and penalties:

(in millions)	Year ended December 31,
	2024	2023	2022
Beginning balance	$106.9	$51.8	$55.3
Additions:
Tax positions related to the current year	1.1	—	1.2
Tax positions related to prior years	1.6	65.2	—
Reductions:
Settlements with taxing authorities	—	(6.3)	(0.1)
Lapse of statutes of limitations	(25.6)	(4.5)	(2.4)
Currency translation	(0.7)	0.7	(2.2)
Ending balance	$83.3	$106.9	$51.8
At December 31, 2024, December 31, 2023 and December 31, 2022, the total amount of unrecognized tax benefits that, if recognized, would reduce income tax expense and the effective tax rate by $31.3 million, $50.8 million and $51.8 million, respectively.
Accrued interest and penalties related to the reserve for uncertain tax positions were $7.2 million at December 31, 2024, $8.2 million at December 31, 2023 and $6.7 million at December 31, 2022. We believe that it is reasonably possible that the reserve for uncertain tax positions could decrease by up to $2.6 million over the next twelve months.
The development of reserves for uncertain tax positions requires judgments about tax issues, potential outcomes and the timing of settlement discussions with tax authorities. If we were to prevail on all uncertain tax positions, we would recognize an income tax benefit.
Deferred tax treatment of retained goodwill
The Company completed the sale of its Clinical Services business on October 17, 2024. Under ASC 350-20-40-3, the Company determined the amount of goodwill that was deconsolidated in the sale by allocating goodwill between the Clinical Services business and the Company. The goodwill that was retained from the Clinical Services business by the Company has been treated as non-deductible goodwill, which creates a permanent basis difference for tax purposes for which no deferred tax liability has been provided.
Other matters
Undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested amount to $2,655.4 million at December 31, 2024. In addition to the one-time transition tax imposed on all accumulated foreign undistributed earnings through December 31, 2017, undistributed earnings of foreign subsidiaries as of December 31, 2024 may still be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. We assert indefinite reinvestment related to investments in foreign subsidiaries. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation.
At December 31, 2024, we had federal net operating loss carryforwards of $9.6 million that have indefinite expirations and state net operating loss carryforwards of $61.6 million that expire at various times through 2040. In addition, we had foreign net operating loss carryforwards of $613.1 million, which predominantly have indefinite expirations.
At December 31, 2024, we had a remaining transition tax payable imposed by the Tax Cuts and Jobs Act of 2017 of $19.3 million, all of which is payable in 2025.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an immaterial amount will be reclassified as a decrease to interest expense.
In April of 2023, the Company executed a $100.0 million interest rate swap to convert SOFR based floating rate interest to fixed rate interest. The transaction is intended to mitigate our exposure to fluctuations in interest rates and will terminate on October 27, 2025. In addition, in April of 2023, we amended our $750.0 million interest rate swap from LIBOR based floating rate interest to SOFR based floating rate interest. This amendment was done in accordance with ASC 848 and had no impact on the financial statements. The Company is applying optional expedients and exceptions to certain contract modifications and hedging relationships as permitted under ASUs 2020-04 and 2022-06.
During the quarter ended September 30, 2024, the hedging relationship between our $750.0 million notional value interest rate swap and underlying hedged item became ineffective as the hedged forecast transaction was deemed no longer probable of occurring. Due to the ineffectiveness, hedge accounting was discontinued, which resulted in a $6.2 million reclassification of gain on the hedged transaction from

AOCI into earnings. After the hedging relationship was discontinued, we terminated the interest rate swap and monetized $6.2 million of cash proceeds, which were received in October 2024.
As of December 31, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

(dollars in millions)
Interest rate derivative	Number of instruments	Notional
Interest rate swaps	1	$100.0
Effect of cash flow hedge accounting on AOCI
The table below presents the effect of cash flow hedge accounting on AOCI for the years ended December 31, 2024 and 2023.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) reclassified from AOCI into income	Amount of gain or (loss) reclassified from AOCI into income
	Year ended December 31,			Year ended December 31,
	2024	2023		2024	2023
Interest rate products	$5.4	$8.4	Interest expense, net	$21.7	$18.0
Total	$5.4	$8.4		$21.7	$18.0
Effect of cash flow hedge accounting on the income statement
The table below presents the effect of our derivative financial instruments on the statement of operations for the years ended December 31, 2024 and 2023.

	Year ended December 31,
	2024	2023
(in millions)	Interest expense, net	Interest expense, net
Total amounts of line items presented in the statements of operations where the effects of cash flow hedges are recorded	$(218.8)	$(284.8)
Amount of gain reclassified from AOCI into income	$21.7	$18.0
Net investment hedges
We are exposed to fluctuations in foreign exchange rates on investments we hold in foreign entities, specifically our net investment in Avantor Holdings B.V., a EUR-functional-currency consolidated subsidiary, against the risk of changes in the EUR-USD exchange rate.
For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings in the event the hedged net investment is either sold or substantially liquidated.

As of December 31, 2024, we had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

(value in millions)
Foreign currency derivative	Number of instruments	Notional sold	Notional purchased
Cross-currency swaps	1	€732.1	$750.0
Effect of net investment hedges on AOCI and the income statement
The table below presents the effect of our net investment hedges on AOCI and the statement of operations for the years ended December 31, 2024 and 2023.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)
	Year ended December 31,			Year ended December 31,
	2024	2023		2024	2023
Cross currency swaps	$60.9	$(21.1)	Interest expense, net	$12.7	$12.7
Total	$60.9	$(21.1)		$12.7	$12.7
The Company did not reclassify any other deferred gains or losses related to cash flow hedge from accumulated other comprehensive income (loss) to earnings for the years ended December 31, 2024 and 2023 other than those mentioned above.

The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2024 and 2023:

	Derivative assets				Derivative liabilities
	December 31,				December 31,
	2024		2023		2024		2023
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate products	Other current assets	$0.3	Other current assets	$16.6	Other current liabilities	$—	Other current liabilities	$—
Foreign exchange products	Other current assets	—	Other current assets	—	Other current liabilities	(7.0)	Other current liabilities	(55.2)
Total		$0.3		$16.6		$(7.0)		$(55.2)
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
In October 2024, the Company de-designated these outstanding €400.0 million 3.875% senior unsecured notes as a hedge of our net investment in certain of our European operations. The de-designation had no impact on earnings as the accumulated gain on the net investment hedge is only reclassified into earnings upon a liquidation event or deconsolidation of a hedged foreign subsidiary.
The accumulated gain related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of AOCI was $6.0 million and $9.3 million as of December 31, 2024 and December 31, 2023, respectively.
The amount of loss (gain) related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income is presented below:

(in millions)	Year ended December 31,
	2024	2023	2022
Net investment hedges	$3.3	$15.0	$(27.8)
22.    Financial instruments and fair value measurements
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt.
Certain financial and non-financial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. As discussed in note 10 and 11, during the second quarter of 2023, property, plant and equipment, customer relationships and developed technology related to Ritter were deemed to be impaired and their carrying values were reduced to estimated fair values of $25.9 million, $31.4 million and $19.3 million, respectively. This was the result of an impairment charge of $160.8 million. The Company estimated the fair value of Ritter using Level 3 inputs, which included a discounted cash flow analysis.
Assets and liabilities for which fair value is only disclosed
The carrying amount of cash and cash equivalents was the same as its fair value and is a Level 1 measurement. The carrying amounts for trade accounts receivable and accounts payable approximated fair value due to their short-term nature and are Level 2 measurements.
The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	December 31, 2024		December 31, 2023
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$125.0	$125.0	$221.0	$221.0
Senior secured credit facilities:
Euro term loans B-4	81.6	82.1	630.1	630.9
Euro term loans B-5	324.5	326.1	350.4	351.1
U.S. dollar term loans B-5	—	—	787.6	791.0
U.S. dollar term loans B-6	86.6	87.2	—	—
2.625% secured notes	672.6	668.4	718.7	705.3
3.875% unsecured notes	800.0	729.9	800.0	727.3
3.875% unsecured notes	413.9	413.6	442.3	434.3
4.625 % unsecured notes	1,550.0	1,480.6	1,550.0	1,489.1
Finance lease liabilities	15.0	15.0	68.3	68.3
Other	8.6	8.6	11.6	11.6
Total	$4,077.8	$3,936.5	$5,580.0	$5,429.9
The fair values of debt instruments are based on standard pricing models that take into account the present value of future cash flows, and in some cases private trading data, which are Level 2 measurements.

23.    Leases
The following table presents lease assets and liabilities and their balance sheet classification:

(in millions)	Classification	December 31,
		2024	2023
Operating leases:
Lease assets	Other assets	$156.5	$120.7
Current portion of liabilities	Other current liabilities	29.8	36.2
Liabilities, net of current portion	Other liabilities	143.2	88.5
Finance leases:
Lease assets	Property, plant and equipment, net	15.2	52.3
Current portion of liabilities	Current portion of debt	4.0	5.5
Liabilities, net of current portion	Debt, net of current portion	11.0	62.8
The following tables present information about lease expense:

(in millions)	Year ended December 31,
	2024	2023	2022
	(1,2)	(1,2)	(1,2)
Operating lease expense	$58.2	$52.5	$48.5
Finance lease expense	10.6	11.6	10.7
Total	$68.8	$64.1	$59.2

(1)Operating lease expense for 2024 and 2023 includes $14.6 million and $7.8 million, respectively, classified as cost of sales and $43.6 million and $44.7 million classified as SG&A expenses, respectively.
(2)Finance lease expense consists primarily of amortization of finance lease assets that is classified as SG&A expenses.

	December 31,
(dollars in millions)	2024	2023	2022
Weighted average remaining lease term at end of the year:
Operating leases	9.3 years	6.6 years
Finance leases	4.4 years	11.7 years
Weighted average discount rate at end of the year:
Operating leases	6.2%	4.4%
Finance leases	3.8%	7.9%
Statement of cash flows:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$100.1	$39.3	$52.6
Finance lease right-of-use assets obtained in exchange for Finance lease liabilities	4.4	4.2	2.4

The following table presents future payments due under leases reconciled to lease liabilities:

(in millions)	December 31, 2024
	Operating leases	Finance leases
2025	$37.8	$4.4
2026	35.2	3.7
2027	28.4	2.9
2028	22.2	2.5
2029	16.3	2.3
Thereafter	96.2	0.3
Total undiscounted lease payments	236.1	16.1
Difference between undiscounted and discounted lease payments	(63.1)	(1.1)
Lease liabilities	$173.0	$15.0
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

Avantor, Inc.
Condensed unconsolidated balance sheets

(in millions)	December 31,
	2024	2023
Assets
Investment in unconsolidated subsidiaries	$5,956.7	$5,252.6
Total assets	$5,956.7	$5,252.6
Stockholders’ equity
Common stock including paid-in capital, 680.8 and 676.6 shares outstanding	3,937.7	3,830.1
Accumulated earnings	2,203.0	1,491.5
Accumulated other comprehensive loss	(184.0)	(69.0)
Total stockholders’ equity	$5,956.7	$5,252.6
Avantor, Inc.
Condensed unconsolidated statements of cash flows

(in millions)	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Cash flows from investing activities:
Contribution (to) from unconsolidated subsidiaries	$(60.6)	$(4.6)	$28.3
Net cash (used in) provided by investing activities	(60.6)	(4.6)	28.3
Cash flows from financing activities:
Payments of dividends on preferred stock	—	—	(32.4)
Proceeds received from exercise of stock options, net of shares repurchased to satisfy employee tax obligations for vested stock-based awards	60.6	4.6	4.1
Net cash provided by (used in) financing activities	60.6	4.6	(28.3)
Net change in cash and cash equivalents	—	—	—
Cash, cash equivalents and restricted cash, beginning of year	—	—	—
Cash, cash equivalents and restricted cash, end of year	$—	$—	$—

25.    Valuation and qualifying accounts
The following table presents changes to our valuation and qualifying accounts:

(in millions)	Allowance for expected credit losses	Valuation allowances on deferred tax assets
Balance on December 31, 2021	$26.4	$187.6
Charged to costs and expenses	6.9	2.7
Deductions(1)	(3.7)	—
Currency translation	(1.4)	(10.6)
Balance on December 31, 2022	28.2	179.7
Charged to costs and expenses	15.3	20.2
Deductions(1)	(9.2)	—
Currency translation	0.7	6.2
Balance on December 31, 2023	35.0	206.1
Charged to costs and expenses	5.3	21.8
Deductions(1)	(9.0)	—
Currency translation	(1.1)	(13.8)
Balance on December 31, 2024	$30.2	$214.1

(1)For the allowance for expected credit losses, deductions represent bad debts charged off, net of recoveries.