Form 10-Q
period 2025-03-31
Avantor, Inc.
filed 2025-04-25
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On April 21, 2025, 681,429,663 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended March 31, 2025
i

Glossary

Description
the Company, we, us, our	Avantor, Inc. and its subsidiaries
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Adjusted Operating Income	our earnings or loss before interest, taxes, amortization and certain other adjustments
Annual Report	our annual report on Form 10-K for the year ended December 31, 2024
AOCI	accumulated other comprehensive income or loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	chief operating decision maker
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
GAAP	United States generally accepted accounting principles
long-term	period other than short-term
OCI	other comprehensive income or loss
RSU	restricted stock units represent awards that will vest annually and awards that contain performance and market conditions
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
short-term	period less than a year from the reporting date
SOFR	secured overnight financing rate

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
•adverse impacts from currency exchange rates or currency controls imposed by any government in major areas where we operate or otherwise or from potential changes in trade restrictions, tariffs and exchange controls;
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
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. In addition, all forward-looking statements speak only as of the date of this report. We undertake no obligations to update or revise publicly any forward-

looking statements, whether as a result of new information, future events or otherwise other than as required under the federal securities laws.
v

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$315.7	$261.9
Accounts receivable, net of allowances of $27.5 and $30.2	1,096.3	1,034.5
Inventory	750.1	731.5
Other current assets	120.3	118.7
Total current assets	2,282.4	2,146.6
Property, plant and equipment, net of accumulated depreciation and impairment charges of $663.4 and $629.5	736.3	708.1
Other intangible assets, net (see note 7)	3,331.1	3,360.2
Goodwill, net of accumulated impairment losses of $38.8 and $38.8	5,609.1	5,539.2
Other assets	367.5	360.4
Total assets	$12,326.4	$12,114.5
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$827.5	$821.1
Accounts payable	680.1	662.8
Employee-related liabilities	140.6	168.2
Accrued interest	39.3	48.6
Other current liabilities	346.9	306.8
Total current liabilities	2,034.4	2,007.5
Debt, net of current portion	3,279.2	3,234.7
Deferred income tax liabilities	550.0	557.3
Other liabilities	364.6	358.3
Total liabilities	6,228.2	6,157.8
Commitments and contingencies (see note 8)
Stockholders’ equity:
Common stock including paid-in capital, 681.5 and 680.8 shares issued and outstanding	3,948.4	3,937.7
Accumulated earnings	2,267.5	2,203.0
Accumulated other comprehensive loss	(117.7)	(184.0)
Total stockholders’ equity	6,098.2	5,956.7
Total liabilities and stockholders’ equity	$12,326.4	$12,114.5
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended March 31,
	2025	2024
Net sales	$1,581.4	$1,679.8
Cost of sales	1,046.5	1,109.3
Gross profit	534.9	570.5
Selling, general and administrative expenses	387.5	424.2
Operating income	147.4	146.3
Interest expense, net	(42.2)	(64.3)
Loss on extinguishment of debt	—	(2.5)
Other (expense) income, net	(19.5)	1.1
Income before income taxes	85.7	80.6
Income tax expense	(21.2)	(20.2)
Net income	$64.5	$60.4

Earnings per share:
Basic	$0.09	$0.09
Diluted	$0.09	$0.09
Weighted average shares outstanding:
Basic	681.1	678.1
Diluted	682.4	681.4

See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended March 31,
	2025	2024
Net income	$64.5	$60.4
Other comprehensive income (loss):
Foreign currency translation — unrealized gain (loss)	37.8	(22.0)
Derivative instruments:
Unrealized gain	3.3	9.8
Reclassification of gain into earnings	(3.4)	(8.5)
Activity related to defined benefit plans:
Unrealized gain (loss)	3.6	(0.2)
Reclassification of loss into earnings	17.3	—
Other comprehensive income (loss) before income taxes	58.6	(20.9)
Income tax effect	7.7	(7.1)
Other comprehensive income (loss)	66.3	(28.0)
Comprehensive income	$130.8	$32.4
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	Common stock including paid-in capital		Accumulated earnings	AOCI	Total
	Shares	Amount
Balance on December 31, 2024	680.8	$3,937.7	$2,203.0	$(184.0)	$5,956.7
Comprehensive income	—	—	64.5	66.3	130.8
Stock-based compensation expense	—	13.0	—	—	13.0
Stock option exercises and other common stock transactions	0.7	(2.3)	—	—	(2.3)
Balance on March 31, 2025	681.5	$3,948.4	$2,267.5	$(117.7)	$6,098.2

Balance on December 31, 2023	676.6	$3,830.1	$1,491.5	$(69.0)	$5,252.6
Comprehensive income (loss)	—	—	60.4	(28.0)	32.4
Stock-based compensation expense	—	12.4	—	—	12.4
Stock option exercises and other common stock transactions	2.6	38.9	—	—	38.9
Balance on March 31, 2024	679.2	$3,881.4	$1,551.9	$(97.0)	$5,336.3
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$64.5	$60.4
Reconciling adjustments:
Depreciation and amortization	99.7	99.6
Stock-based compensation expense	12.4	12.7
Provision for accounts receivable and inventory	12.0	24.0
Deferred income tax benefit	(12.4)	(17.9)
Amortization of deferred financing costs	2.2	3.0
Loss on extinguishment of debt	—	2.5
Foreign currency remeasurement loss	1.9	5.3
Pension termination charges	18.1	—
Changes in assets and liabilities:
Accounts receivable	(43.2)	2.7
Inventory	(17.6)	(11.0)
Accounts payable	8.2	(43.6)
Accrued interest	(9.3)	(9.5)
Other assets and liabilities	(29.1)	9.3
Other	1.9	4.1
Net cash provided by operating activities	109.3	141.6
Cash flows from investing activities:
Capital expenditures	(28.0)	(34.7)
Other	(0.9)	0.5
Net cash used in investing activities	(28.9)	(34.2)
Cash flows from financing activities:
Debt borrowings	—	41.2
Debt repayments	(31.3)	(210.3)
Proceeds received from exercise of stock options	2.6	45.5
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(4.9)	(6.6)
Net cash used in financing activities	(33.6)	(130.2)
Effect of currency rate changes on cash and cash equivalents	7.0	(5.7)
Net change in cash, cash equivalents and restricted cash	53.8	(28.5)
Cash, cash equivalents and restricted cash, beginning of period	264.7	287.7
Cash, cash equivalents and restricted cash, end of period	$318.5	$259.2
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to SEC regulations whereby certain information normally included in GAAP financial statements has been condensed or omitted. The financial information presented herein reflects all adjustments (consisting only of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year.
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
2.    New accounting standards
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the existing income taxes guidance (ASC Topic 740) to require additional disclosures surrounding annual rate reconciliation, income taxes paid and other income tax related disclosures.
The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company will first apply this standard to its annual disclosures for the year ending December 31, 2025, which we expect will result in additional disclosures in the Company’s income taxes note to its financial statements, primarily through additional disclosures surrounding the annual rate reconciliation and income taxes paid.

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
3.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the three months ended March 31, 2025:

(in millions, except per share data)	Three months ended March 31, 2025
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$64.5	681.1	$0.09
Dilutive effect of stock-based awards	—	1.3
Diluted	$64.5	682.4	$0.09
The following table presents the reconciliation of basic and diluted earnings per share for the three months ended March 31, 2024:

(in millions, except per share data)	Three months ended March 31, 2024
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$60.4	678.1	$0.09
Dilutive effect of stock-based awards	—	3.3
Diluted	$60.4	$681.4	$0.09

4.    Segment financial information
Our reporting segment structure consists of two reportable business segments: Laboratory Solutions and Bioscience Production. Within our reportable segments, we sell materials & consumables, equipment & instrumentation and services & specialty procurement to customers in the biopharmaceutical, healthcare, education & government and advanced technologies & applied materials industries. Corporate costs are managed on a standalone basis, certain of which are allocated to our reportable segments.
Adjusted Operating Income is used by the CODM as the measure to evaluate segment profitability. The CODM uses this metric predominantly in the annual budget, forecasting and performance monitoring processes.
The following table presents information by reportable segment:

(in millions)	Three months ended March 31,
	2025	2024
Net sales:
Laboratory Solutions	$1,065.0	$1,157.1
Bioscience Production	516.4	522.7
Total	$1,581.4	$1,679.8
Adjusted Operating Income:
Laboratory Solutions	$139.0	$148.2
Bioscience Production	123.4	126.9
Corporate	(19.6)	(16.7)
Total	$242.8	$258.4

(in millions)
Three months ended March 31, 2025	Laboratory Solutions	Bioscience Production	Corporate	Total
Net sales	$1,065.0	$516.4	$—	$1,581.4
Adjusted cost of sales[1]	760.1	286.3	—	1,046.4
Adjusted operating expenses[2]	165.9	106.7	19.6	292.2
Adjusted Operating Income	$139.0	$123.4	$(19.6)	$242.8

(in millions)
Three months ended March 31, 2024	Laboratory Solutions	Bioscience Production	Corporate	Total
Net sales	$1,157.1	$522.7	$—	$1,679.8
Adjusted cost of sales[1]	819.7	288.7	—	1,108.4
Adjusted operating expenses[2]	189.2	107.1	16.7	313.0
Adjusted Operating Income	$148.2	$126.9	$(16.7)	$258.4

━━━━━━━━━
1.Adjusted cost of sales excludes $0.1 million and $0.9 million of non-GAAP adjustments primarily related to restructuring and severance charges, as described in more detail within the non-GAAP reconciliation presented below, for the three months ended March 31, 2025 and March 31, 2024, respectively.
2.Adjusted operating expenses excludes $95.3 million and $111.2 million of non-GAAP adjustments primarily related to amortization, transformation expenses and restructuring and severance charges, as described in more detail within the non-GAAP reconciliation presented below, for the three months ended March 31, 2025 and March 31, 2024, respectively.

(in millions)	Depreciation and amortization Three months ended March 31,
	2025	2024
Laboratory Solutions	$49.7	$52.5
Bioscience Production	50.0	47.1
Total	$99.7	$99.6
Information about our segments’ assets and capital expenditures is not disclosed because this information is not provided to our CODM.
The amounts above exclude inter-segment activity because it is not material. All of the net sales presented for each segment are from external customers.
The following table presents the reconciliation of Adjusted Operating Income, our segment profitability measure, to Income before income taxes, the nearest measurement under GAAP:

(in millions)	Three months ended March 31,
	2025	2024
Adjusted Operating Income	$242.8	$258.4
Amortization	(73.9)	(75.3)
Restructuring and severance charges[1]	(4.4)	(23.2)
Transformation expenses[2]	(15.4)	(13.3)
Other[3]	(1.7)	(0.3)
Interest expense, net	(42.2)	(64.3)
Loss on extinguishment of debt	—	(2.5)
Other (expense) income, net[4]	(19.5)	1.1
Income before income taxes	$85.7	$80.6
━━━━━━━━━
1.Reflects the incremental expenses incurred in the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption are specific to employee severance, site-related exit costs, and contract termination costs. These expenses represent costs incurred to achieve the Company’s publicly-announced cost transformation initiative.
2.Represents incremental expenses directly associated with the Company’s publicly-announced cost transformation initiative, primarily related to the cost of external advisors.
3.Represents other stock-based compensation expense (benefit) and a purchase price adjustment related to the sale of our Clinical Services business in 2024.

4.Primarily relates to pension terminations charges in 2025. Refer to note 12.
The following table presents net sales by product category:

(in millions)	Three months ended March 31,
	2025	2024
Proprietary	$829.7	$883.5
Third-party	751.7	796.3
Total	$1,581.4	$1,679.8
5.    Supplemental disclosures of cash flow information
The following table presents supplemental disclosures of cash balances:

(in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$315.7	$261.9
Restricted cash classified as other assets	2.8	2.8
Total	$318.5	$264.7

(in millions)	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Cash paid for income taxes, net	$16.7	$17.1
Cash paid for interest, net, excluding financing leases	48.9	69.2
Cash paid for interest on finance leases	0.4	1.3
Cash paid under operating leases	9.3	11.2
Cash flows from financing activities:
Cash paid under finance leases	$1.5	$1.4
6.    Inventory
The following table presents the components of inventory:

(in millions)	March 31, 2025	December 31, 2024
Merchandise inventory	$426.9	$416.0
Finished goods	104.4	101.2
Raw materials	151.3	149.3
Work in process	67.5	65.0
Total	$750.1	$731.5

7.    Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	March 31, 2025			December 31, 2024
	Gross value	Accumulated amortization and impairment[1]	Carrying value	Gross value	Accumulated amortization and impairment[1]	Carrying value
Customer relationships	$4,769.1	$1,928.5	$2,840.6	$4,697.5	$1,840.4	$2,857.1
Trade names	356.7	249.5	107.2	351.6	240.4	111.2
Other	631.5	340.5	291.0	626.8	327.2	299.6
Total finite-lived	$5,757.3	$2,518.5	3,238.8	$5,675.9	$2,408.0	3,267.9
Indefinite-lived			92.3			92.3
Total			$3,331.1			$3,360.2
━━━━━━━━━
1.As of March 31, 2025 and December 31, 2024, accumulated impairment losses on Customer relationships were $65.9 million and on Other were $40.5 million totaling $106.4 million.
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
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. At March 31, 2025, our accrued obligation under this order is $2.3 million, which is calculated based on expected cash payments discounted at rates ranging from 3.8% to 4.7% between 2025 and 2045. The undiscounted amount of that obligation is $3.6 million. We are indemnified against any losses incurred in this matter as stipulated through the agreement and guaranty referenced in our Annual Report.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At March 31, 2025, our balance sheet includes a liability of $1.1 million for remediation and monitoring costs. That liability is estimated primarily on discounted expected remediation payments and is not materially different from its undiscounted amount.

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
Litigation
At March 31, 2025, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

9.    Debt
The following table presents information about our debt:

(dollars in millions)	March 31, 2025			December 31, 2024
	Interest terms	Rate	Amount
Receivables facility	SOFR[1] plus 0.80%	5.22%	$100.0	$125.0
Senior secured credit facilities:
Euro term loans B-4	EURIBOR plus 2.50%	4.86%	83.5	81.6
Euro term loans B-5	EURIBOR plus 2.00%	4.36%	337.8	324.5
U.S. dollar term loans B-6	SOFR[1] plus 2.00%	6.42%	84.7	86.6
2.625% secured notes	fixed rate	2.625%	702.0	672.6
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% unsecured notes	fixed rate	3.875%	432.0	413.9
4.625% unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			28.4	15.0
Other			8.5	8.6
Total debt, gross			4,126.9	4,077.8
Less: unamortized deferred financing costs			(20.2)	(22.0)
Total debt			$4,106.7	$4,055.8
Classification on balance sheets:
Current portion of debt			$827.5	$821.1
Debt, net of current portion			3,279.2	3,234.7

━━━━━━━━━
1.SOFR includes credit spread adjustment.
Interest expense, net includes interest income of $7.9 million and $17.9 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The interest income primarily relates to income on our interest rate swaps and cross currency swaps discussed in note 14.
Credit facilities
The following table presents availability under our credit facilities:

(in millions)	March 31, 2025
	Receivables facility	Revolving credit facility	Total
Capacity	$269.8	$975.0	$1,244.8
Undrawn letters of credit outstanding	(15.3)	(3.1)	(18.4)
Outstanding borrowings	(100.0)	—	(100.0)
Unused availability	$154.5	$971.9	$1,126.4
Capacity under the receivables facility is calculated as the lower of eligible borrowing base or facility limit of $400.0 million. Eligible borrowing base is determined as total available accounts receivable less ineligible accounts receivable and other adjustments. At March 31, 2025, total available accounts receivable under the receivables facility were $507.9 million.
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
During the quarter ended March 31, 2025, we have not made any prepayments on our term loans.
Debt covenants
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at March 31, 2025.
10.    Accumulated other comprehensive income (loss)
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at December 31, 2024	$(177.4)	$0.2	$(6.8)	$(184.0)
Unrealized gain	37.8	3.3	3.6	44.7
Reclassification of (gain) loss into earnings	—	(3.4)	17.3	13.9
Change due to income taxes	8.1	—	(0.4)	7.7
Balance at March 31, 2025	$(131.5)	$0.1	$13.7	$(117.7)

Balance at December 31, 2023	$(82.8)	$12.6	$1.2	$(69.0)
Unrealized (loss) gain	(22.0)	9.8	(0.2)	(12.4)
Reclassification of gain into earnings	—	(8.5)	—	(8.5)
Change due to income taxes	(6.9)	(0.3)	0.1	(7.1)
Balance at March 31, 2024	$(111.7)	$13.6	$1.1	$(97.0)
The reclassifications effects shown above were immaterial to the financial statements and were made to either cost of sales, SG&A expense, other income (expense) or interest expense depending upon the nature of the underlying transaction. The income tax effects in the three months ended March 31, 2025 on foreign currency translation were due to our cross-currency swap discussed in note 14.

11.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Three months ended March 31,
		2025	2024
Stock options	Equity	$2.4	$3.1
RSUs	Equity	10.3	8.8
Other	Both	(0.3)	0.8
Total		$12.4	$12.7
Award classification:
Equity		$13.0	$12.4
Liability		(0.6)	0.3
At March 31, 2025, unvested awards have remaining expense of $114.5 million to be recognized over a weighted average period of 1.8 years.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2024	11.9	$21.94
Granted	0.9	17.49
Exercised	—	—
Forfeited	(0.1)	26.48
Balance at March 31, 2025	12.7	$21.63	$4.8	5.0 years
Expected to vest	2.5	21.95	—	8.9 years
Vested	10.2	21.56	4.8	4.1 years
During the three months ended March 31, 2025, we granted stock options that have a contractual life of ten years and will vest annually over three years, subject to the recipient continuously providing service to us through each such date.

RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2024	4.6	$26.63
Granted	3.0	17.33
Vested	(0.7)	22.79
Forfeited	(0.1)	24.90
Balance at March 31, 2025	6.8	$21.72
During the three months ended March 31, 2025, we granted RSUs that will vest annually over three years, subject to the recipient continuously providing service to us throughout the vesting period. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. We recorded expense on such awards of $3.3 million and $2.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
12.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended March 31,
	2025	2024
Net foreign currency (loss) gain from financing activities	$(3.2)	$0.8
(Expense) income related to defined benefit plans	(17.5)	0.3
Other	1.2	—
Other (expense) income, net	$(19.5)	$1.1
Other income or expense primarily relates to pension termination costs and the expected returns on defined benefit plan assets for the three months ended March 31, 2025.
As described in our Annual Report, we approved the termination of one of our two U.S. Pension Plans in 2024. The pension liability for this plan was partially settled in December 2024 through lump sum distribution payments made to plan participants.
The remaining pension liability for this plan was settled in the first quarter of 2025, primarily through the purchase of annuity contracts totaling $97.7 million. As a result of the settlement of the U.S. Pension Plan, we recorded $18.1 million of pension termination costs for the three months ended March 31, 2025, which were primarily recognized in other income or expense.
The remaining pension surplus from the plan, approximately $40.0 million, will be used by the Company as prescribed by applicable regulations to fund a Qualified Replacement Plan, which will fund future contributions to the Avantor U.S. 401(k) defined contribution plan.

13.    Income taxes
The following table presents the relationship between income tax expense and income before income taxes:

(in millions)	Three months ended March 31,
	2025	2024
Income before income taxes	$85.7	$80.6
Income tax expense	(21.2)	(20.2)
Effective income tax rate	24.7%	25.1%
Income tax expense in the quarter is based upon the estimated income for the full year. The composition of the income in different countries and adjustments, if any, in the applicable quarterly periods influences our expense.
The relationship between pre-tax income and income tax expense is affected by the impact of losses for which we cannot claim a tax benefit, non-deductible expenses and other items that increase tax expense without a relationship to income, such as withholding taxes and changes with respect to uncertain tax positions.
The change in the effective tax rate for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, is primarily due to a projected increase in 2025 to income qualifying as foreign-derived intangible income, and thus expected to be eligible for a tax benefit under U.S. federal tax law.
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
During the quarter ended September 30, 2024, the hedging relationship between our $750.0 million notional value interest rate swap and underlying hedged item became ineffective as the hedged forecast transaction was deemed no longer probable of occurring. Due to the ineffectiveness, hedge accounting was discontinued.
As of March 31, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

(dollars in millions)
Interest rate derivative	Number of instruments	Notional
Interest rate swaps	1	$100.0
Effect of cash flow hedge accounting on AOCI
The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2025 and March 31, 2024.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) reclassified from AOCI into income	Amount of gain or (loss) reclassified from AOCI into income
	Three months ended March 31,			Three months ended March 31,
	2025	2024		2025	2024
Interest rate products	$—	$6.7	Interest expense, net	$0.1	$5.3
Total	$—	$6.7		$0.1	$5.3
Effect of cash flow hedge accounting on the income statement
The table below presents the effect of our derivative financial instruments on the statement of operations for the three months ended March 31, 2025 and March 31, 2024.

	Three months ended March 31,
	2025	2024
(in millions)	Interest expense, net	Interest expense, net
Total amounts of line items presented in the statements of operations where the effects of cash flow hedges are recorded	$(42.2)	$(64.3)
Amount of gain reclassified from AOCI into income	$0.1	$5.3

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
As of March 31, 2025, we had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

(value in millions)
Foreign currency derivative	Number of instruments	Notional sold	Notional purchased
Cross-currency swaps	1	€732.1	$750.0
The cross-currency swap matures on April 30, 2025.
Effect of net investment hedges on AOCI and the income statement
The table below presents the effect of our net investment hedges on AOCI and the statement of operations for the three months ended March 31, 2025 and March 31, 2024.

Effect of Net Investment Hedges on AOCI and the Income Statement
(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)
	Three months ended March 31,			Three months ended March 31,
	2025	2024		2025	2024
Cross currency swaps	$(30.4)	$20.9	Interest expense, net	$3.2	$3.2
Total	$(30.4)	$20.9		$3.2	$3.2
The Company did not reclassify any other deferred gains or losses related to cash flow hedges from accumulated other comprehensive income (loss) to earnings for the three months ended March 31, 2025 and March 31, 2024 other than those mentioned above.
The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2025 and December 31, 2024:

	Derivative assets				Derivative liabilities
	March 31, 2025		December 31, 2024		March 31, 2025		December 31, 2024
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate products	Other current assets	$0.2	Other current assets	$0.3	Other current liabilities	$—	Other current liabilities	$—
Foreign exchange products	Other current assets	—	Other current assets	—	Other current liabilities	(40.7)	Other current liabilities	(7.0)
Total		$0.2		$0.3		$(40.7)		$(7.0)
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
The accumulated gain related to the foreign currency denominated debt previously designated as a net investment hedges classified in the foreign currency translation adjustment component of AOCI was $6.0 million as of March 31, 2025 and December 31, 2024.
The amount of gain related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income or loss for the three months ended March 31, 2025 and March 31, 2024 are presented below:

(in millions)	Three months ended March 31,
	2025	2024
Net investment hedges	$—	$(10.7)
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
The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	March 31, 2025		December 31, 2024
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$100.0	$100.0	$125.0	$125.0
Senior secured credit facilities:
Euro term loans B-4	83.5	83.5	81.6	82.1
Euro term loans B-5	337.8	338.2	324.5	326.1
U.S. dollar term loans B-6	84.7	84.9	86.6	87.2
2.625% secured notes	702.0	698.5	672.6	668.4
3.875% unsecured notes	800.0	738.8	800.0	729.9
3.875% unsecured notes	432.0	428.0	413.9	413.6
4.625 % unsecured notes	1,550.0	1,496.1	1,550.0	1,480.6
Finance lease liabilities	28.4	28.4	15.0	15.0
Other	8.5	8.5	8.6	8.6
Total	$4,126.9	$4,004.9	$4,077.8	$3,936.5
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
Basis of presentation
This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes. Pursuant to SEC rules for reports covering interim periods, we have prepared this discussion and analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2024, the date of our Annual Report. Therefore, we encourage you to read this discussion and analysis in conjunction with our Annual Report.
Overview
During the three months ended March 31, 2025, we recorded net sales of $1,581.4 million, net income of $64.5 million, Adjusted EBITDA of $269.5 million and Adjusted Operating Income of $242.8 million. Net sales declined 5.9%, which included a 2.2% organic net sales decrease compared to the same period in 2024. See “Reconciliations of non-GAAP measures” for reconciliations of net income to Adjusted

EBITDA and Adjusted Operating Income, and net income margin to Adjusted EBITDA margin and Adjusted Operating Income margin. See “Results of operations” for a reconciliation and explanation of changes of net sales growth (decline) to organic net sales growth (decline).
Factors and current trends affecting our business and results of operations
The following updates the factors and current trends disclosed in our Annual Report. These updates may affect our performance and financial condition in future periods.
Our results are impacted by a divestiture to further refine our business model
We completed the sale of our Clinical Services business, a component of the Company’s Laboratory Solutions reportable segment, on October 17, 2024, pursuant to a definitive agreement that was signed on August 16, 2024. The Clinical Services business was not classified as a discontinued operation as it did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
We have been impacted by inflationary pressures
We have experienced inflationary pressures across all of our cost categories. While we have implemented pricing and productivity measures to combat these pressures, they may continue to adversely impact our results.
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
We have expanded this initiative and now expect to generate approximately $400 million in run rate gross savings by the end of 2027.
Fluctuations in foreign currency rates impact our results
Our consolidated results of operations are comprised of many different functional currencies that translate into our U.S. dollar reporting currency. The movement of the U.S. dollar against those functional currencies, particularly the Euro, has caused significant variability in our results and may continue to do so in the future.
Our results may be impacted by changes in trade policy
The imposition of tariffs and other trade restrictions by the U.S., as well as reciprocal trade restrictions imposed by other countries, could adversely affect global economies, financial markets and the overall environment in which we do business as further described in Part II, Item 1A, “Risk Factors.”
Key indicators of performance and financial condition
To evaluate our performance, we monitor a number of key indicators. As appropriate, we supplement our results of operations determined in accordance with GAAP with certain non-GAAP financial measurements that we believe are useful to investors, creditors and others in assessing our performance. These measures should not be considered in isolation or as a substitute for reported GAAP results because they may include or exclude certain items as compared to similar GAAP-based measures, and such measures may not be comparable to similarly titled measures reported by other companies. Rather, these measures should be considered as an additional way of viewing aspects of our operations that provide a more complete understanding of our business.
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
•Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP measures discussed in the section entitled “Results of operations.” Adjusted EBITDA is our net income or loss adjusted for the following items: (i) interest expense, (ii) income tax expense, (iii) amortization of acquired intangible assets, (iv) depreciation expense, (v) losses on extinguishment of debt, (vi) charges associated with the impairment of certain assets, (vii) gain on sale of business, and (viii) certain other adjustments. Adjusted EBITDA margin is Adjusted EBITDA divided by net sales as determined under GAAP. We believe that these measurements are useful to investors as ways to analyze the underlying trends in our business consistently across the periods presented. These measurements are used by our management for the same reason. A reconciliation of net income or loss and net income or loss margin, the most directly comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, are included in the section entitled “Reconciliations of non-GAAP measures”;
•Adjusted Operating Income and Adjusted Operating Income margin, which are non-GAAP measures discussed in the section entitled “Results of operations.” Adjusted Operating Income is our net income or loss adjusted for the following items: (i) interest expense, (ii) income tax expense, (iii) amortization of acquired intangible assets, (iv) losses on extinguishment of debt, (v) charges associated with the impairment of certain assets, (vi) gain on sale of business, and (vii) certain other adjustments. This measurement is our segment reporting profitability measure under GAAP. Adjusted Operating Income margin is Adjusted Operating Income divided by net sales as determined under GAAP. We believe that these measurements are useful to investors as ways to analyze the underlying trends in our business consistently across the periods presented. These measurements are used by our management for the same reason. A reconciliation of net income or loss and net income or loss margin, the most directly comparable GAAP financial measures, to Adjusted Operating Income and Adjusted Operating Income margin, respectively, are included in the section entitled “Reconciliations of non-GAAP measures”;
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
Executive summary

(dollars in millions)	Three months ended March 31,		Change
	2025	2024
Net sales	$1,581.4	$1,679.8	$(98.4)
Gross margin	33.8%	34.0%	(20) bps
Operating income	$147.4	$146.3	$1.1
Operating income margin	9.3%	8.7%	60 bps
Net income	$64.5	$60.4	$4.1
Net income margin	4.1%	3.6%	50 bps
Adjusted EBITDA	$269.5	$283.0	$(13.5)
Adjusted EBITDA margin	17.0%	16.8%	20 bps
Adjusted Operating Income	$242.8	$258.4	$(15.6)
Adjusted Operating Income margin	15.4%	15.4%	— bps
The first quarter net sales decline was primarily driven by reduced customer demand in the Laboratory Solutions segment and the divestiture of our Clinical Services business. Sales volume decline and the divestiture of our Clinical Services business contributed to a contraction in gross profit, while gross margin decreased due to an unfavorable manufacturing variances, partially offset by lower inventory reserves. Lower gross profit, partially offset by savings from our cost transformation initiative, resulted in lower Adjusted Operating Income and Adjusted EBITDA.
Net Sales
Three months ended

(in millions)	Three months ended March 31,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Divestiture impact	Organic net sales growth (decline)
	2025	2024
Laboratory Solutions	$1,065.0	$1,157.1	$(92.1)	$(14.5)	$(44.1)	$(33.5)
Bioscience Production	516.4	522.7	(6.3)	(4.5)	—	(1.8)
Total	$1,581.4	$1,679.8	$(98.4)	$(19.0)	$(44.1)	$(35.3)
Net sales decreased $98.4 million or 5.9%, which included $19.0 million or 1.1% of unfavorable foreign currency impact and $44.1 million or 2.6% of impact related to our Clinical Services divestiture. Organic net sales decreased by $35.3 million or 2.2%.
In the Laboratory Solutions segment, net sales decreased by $92.1 million or 8.0%, which included $14.5 million or 1.3% of unfavorable foreign currency impact and $44.1 million or 3.8% of impact related to our Clinical Services divestiture. Organic net sales decreased by $33.5 million or 2.9%. The sales decrease was primarily driven by lower demand for our Total Science Solutions consumables offerings due to the uncertainty around funding and macroeconomic outlook.
In the Bioscience Production segment, net sales decreased by $6.3 million or 1.2%, which included $4.5 million or 0.9% of unfavorable foreign currency impact. Organic net sales decreased by $1.8 million or 0.3%. The sales decline was primarily driven by decreased demand for our formulated solutions offerings to customers in the semiconductor industry and by lower demand for third party clean room consumables due to lower usage.
Gross margin

	Three months ended March 31,		Change
	2025	2024
Gross margin	33.8%	34.0%	(20) bps
Three months ended
Gross margin for the three months ended March 31, 2025, contracted by 20 basis points due to unfavorable manufacturing variances, which was partially offset by lower inventory reserves.

Operating income

(in millions)	Three months ended March 31,		Change
	2025	2024
Gross profit	$534.9	$570.5	$(35.6)
Operating expenses	387.5	424.2	(36.7)
Operating income	$147.4	$146.3	$1.1
Three months ended
Operating income for the three months ended March 31, 2025, increased primarily due to lower SG&A expenses, driven by reduced restructuring and severance charges and the divestiture of our Clinical Services business, partially offset by lower gross profit as previously discussed.
Net income

(in millions)	Three months ended March 31,		Change
	2025	2024
Operating income	$147.4	$146.3	$1.1
Interest expense, net	(42.2)	(64.3)	22.1
Loss on extinguishment of debt	—	(2.5)	2.5
Other (expense) income, net	(19.5)	1.1	(20.6)
Income tax expense	(21.2)	(20.2)	(1.0)
Net income	$64.5	$60.4	$4.1
Three months ended
Net income increased primarily due to higher operating income, as previously discussed, and lower interest expense resulting from debt repayments made over the last twelve months, partially offset by pension termination charges.
Adjusted EBITDA and Adjusted EBITDA margin
For reconciliations of Adjusted EBITDA and Adjusted EBITDA margin to net income and net income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended March 31,		Change
	2025	2024
Adjusted EBITDA	$269.5	$283.0	$(13.5)
Adjusted EBITDA margin	17.0%	16.8%	20 bps
Three months ended
For the three months ended March 31, 2025, Adjusted EBITDA decreased by $13.5 million or 4.8%, which included an unfavorable foreign currency translation impact of $3.2 million or 1.1%. The remaining decline of $10.3 million or 3.7% was primarily driven by the divestiture of our Clinical Services business, partially offset by savings from our cost transformation initiative.
Adjusted Operating Income and Adjusted Operating Income margin
For reconciliations of Adjusted Operating Income and Adjusted Operating Income margin to net income and net income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended March 31,		Change
	2025	2024
Adjusted Operating Income:
Laboratory Solutions	$139.0	$148.2	$(9.2)
Bioscience Production	123.4	126.9	(3.5)
Corporate	(19.6)	(16.7)	(2.9)
Total	$242.8	$258.4	$(15.6)

Adjusted Operating Income margin	15.4%	15.4%	— bps
Three months ended
Adjusted Operating Income decreased $15.6 million or 6.0%, which included an unfavorable foreign currency translation impact of $3.0 million or 1.2%. The remaining decline of $12.6 million or 4.8% is further discussed below.
In the Laboratory Solutions segment, Adjusted Operating Income declined $9.2 million or 6.2%, or 4.9% when adjusted for unfavorable foreign currency translation impact. The decrease was primarily due to the divestiture of our Clinical Services business and lower sales volume, partially offset by savings from our cost transformation initiative.
In the Bioscience Production segment, Adjusted Operating Income declined $3.5 million or 2.8%, or 1.9% when adjusted for unfavorable foreign currency translation impact. The decrease was primarily driven by unfavorable manufacturing variances, partially offset by commercial excellence.
In Corporate, Adjusted Operating Income decreased $2.9 million due to various immaterial factors.

Reconciliations of non-GAAP measures
The following table presents the reconciliation of net income and net income margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively:

(dollars in millions, % based on net sales)	Three months ended March 31,
	2025		2024
	$	%	$	%
Net income	$64.5	4.1%	$60.4	3.6%
Interest expense, net	42.2	2.7%	64.3	3.8%
Income tax expense	21.2	1.3%	20.2	1.2%
Depreciation and amortization	99.7	6.3%	99.6	5.9%
Loss on extinguishment of debt	—	—%	2.5	0.1%
Restructuring and severance charges[1]	4.4	0.3%	23.2	1.4%
Transformation expenses[2]	15.4	1.0%	13.3	0.8%
Other[3]	4.0	0.2%	(0.5)	—%
Pension termination charges[4]	18.1	1.1%	—	—%
Adjusted EBITDA	$269.5	17.0%	$283.0	16.8%
━━━━━━━━━
1.Reflects the incremental expenses incurred in the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption are specific to employee severance, site-related exit costs, and contract termination costs. These expenses represent costs incurred to achieve the Company’s publicly-announced cost transformation initiative.
2.Represents incremental expenses directly associated with the Company’s publicly-announced cost transformation initiative, primarily related to the cost of external advisors.
3.Represents net foreign currency (gain) loss from financing activities, other stock-based compensation expense (benefit) and a purchase price adjustment related to the sale of our Clinical Services business in 2024.
4.As described in note 12 to our unaudited condensed consolidated financial statements.

The following table presents the reconciliation of net income and net income margin to Adjusted Operating Income and Adjusted Operating Income margin, respectively:

(dollars in millions, % based on net sales)	Three months ended March 31,
	2025		2024
	$	%	$	%
Net income	$64.5	4.1%	$60.4	3.6%
Interest expense, net	42.2	2.7%	64.3	3.8%
Income tax expense	21.2	1.3%	20.2	1.2%
Loss on extinguishment of debt	—	—%	2.5	0.1%
Other (expense) income, net	19.5	1.2%	(1.1)	—%
Operating income	147.4	9.3%	146.3	8.7%
Amortization	73.9	4.7%	75.3	4.5%
Restructuring and severance charges[1]	4.4	0.3%	23.2	1.4%
Transformation expenses[2]	15.4	1.0%	13.3	0.8%
Other[3]	1.7	0.1%	0.3	—%
Adjusted Operating Income	$242.8	15.4%	$258.4	15.4%
━━━━━━━━━
1.Reflects the incremental expenses incurred in the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption are specific to employee severance, site-related exit costs, and contract termination costs. These expenses represent costs incurred to achieve the Company’s publicly-announced cost transformation initiative.
2.Represents incremental expenses directly associated with the Company’s publicly-announced cost transformation initiative, primarily related to the cost of external advisors.
3.Represents other stock-based compensation expense (benefit) and a purchase price adjustment related to the sale of our Clinical Services business in 2024.
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows and credit facilities. Most of our long-term financing is from indebtedness. For the three months ended March 31, 2025, we generated $109.3 million of cash from operating activities, ended the quarter with $315.7 million of cash and cash equivalents and our availability under our credit facilities was $1,126.4 million. In the next twelve months, we have coming due a $702.0 million debt repayment related to 2.625% secured notes, required term loan payments of $19.8 million and repayment of receivables facility borrowings of $100.0 million.

Liquidity
The following table presents our primary sources of liquidity:

(in millions)	March 31, 2025
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$269.8	$975.0	$1,244.8
Undrawn letters of credit outstanding	(15.3)	(3.1)	(18.4)
Outstanding borrowings	(100.0)	—	(100.0)
Unused availability	$154.5	$971.9	$1,126.4
Cash and cash equivalents			315.7
Total liquidity			$1,442.1
Some of our credit line availability depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs.
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at March 31, 2025.
At March 31, 2025, $230.9 million or 73.1% of our $315.7 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Three months ended March 31,		Change
	2025	2024
Operating activities:
Net income	$64.5	$60.4	$4.1
Non-cash items[1]	133.9	129.2	4.7
Working capital changes[2]	(38.2)	(50.0)	11.8
All other	(50.9)	2.0	(52.9)
Total	$109.3	$141.6	$(32.3)
Investing activities:
Capital expenditures	(28.0)	(34.7)	6.7
Other	(0.9)	0.5	(1.4)
Total	$(28.9)	$(34.2)	$5.3
Financing activities	(33.6)	(130.2)	96.6
━━━━━━━━━
1.Consists of typical non-cash charges including depreciation and amortization, stock-based compensation expense, deferred income tax expense and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $32.3 million less cash in 2025, primarily due to higher incentive compensation payments related to fiscal year 2024, partially offset by higher income before income taxes and improved working capital changes.
Investing activities used $5.3 million less cash in 2025. The change was primarily attributable to a decrease in capital expenditures compared to the prior year.
Financing activities used $96.6 million less cash in 2025, primarily due to the absence of term loan prepayments in the current year, partially offset by a decrease in proceeds received from stock option exercises compared to the prior year.
Free cash flow

(in millions)	Three months ended March 31,		Change
	2025	2024
Net cash provided by operating activities	$109.3	$141.6	$(32.3)
Capital expenditures	(28.0)	(34.7)	6.7
Divestiture-related transaction expenses and taxes paid	0.8	—	0.8
Free cash flow	$82.1	$106.9	$(24.8)
Free cash flow was $24.8 million lower in 2025, primarily due to lower cash flow from operating activities as previously discussed, partially offset by a decrease in capital expenditures.

Indebtedness
For information about our indebtedness, refer to the section entitled “Liquidity” and note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”
Item 3.    Quantitative and qualitative disclosures about market risk
Quantitative and qualitative disclosures about market risk appear in Item 7A “Quantitative and qualitative disclosures about market risk” in our Annual Report. There were no material changes during the quarter ended March 31, 2025 to this information as reported in our Annual Report.
Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1.    Legal proceedings
For additional information regarding legal proceedings and matters, see note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements,” in this report, which information is incorporated into this item by reference.
Item 1A.    Risk factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report and the following risk factor, which supplements and should be read in conjunction with the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report.
Changes to trade policy, including new or increased tariffs and changing import/export regulations, may adversely affect our business, financial condition and results of operations.
Changes in U.S. or international laws and policies governing foreign trade could materially and adversely affect our business. The U.S. has instituted certain changes, and has proposed additional changes, in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., and other government regulations affecting trade between the U.S. and other countries where we conduct our business. The new tariffs and other changes in U.S. trade policy have triggered retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods.
The imposition of tariffs and other trade restrictions, as well as the escalation of trade disputes and any downturns in the global economy resulting therefrom, could materially and adversely affect our business, financial condition and results of operations. The extent and duration of the tariffs and other trade restrictions and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets.
Further, actions we take to adapt to new tariffs or other trade restrictions may cause us to modify our operations, which could be time-consuming and expensive, impact pricing of our products, which could impact our sales and profitability, or cause us to forgo business opportunities.
Item 2.    Unregistered sales of equity securities and use of proceeds
None.
Item 3.    Defaults upon senior securities
None.
Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
Securities Trading Plans of Directors and Officers
No directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K, during the three months ended March 31, 2025.

Item 6.    Exhibits

Location of exhibits
Exhibit no.	Exhibit description	Form	Exhibit no.	Filing date
10.1^	Employment Letter Agreement, dated May 19, 2023 between Claudius Sokenu and VWR Management Services, LLC	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
101	XBRL exhibits	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
━━━━━━━━━
*        Filed herewith
**        Furnished herewith
^    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avantor, Inc.

Date: April 25, 2025	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)