Form 10-Q
period 2025-06-30
Avantor, Inc.
filed 2025-08-01
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On July 28, 2025, 681,738,675 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended June 30, 2025
i

Glossary

Description
the Company, we, us, our	Avantor, Inc. and its subsidiaries
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Adjusted Operating Income	our earnings or loss before interest, taxes, amortization and certain other adjustments
Advanced Lab Services	Services and products designed to optimize and manage end-to-end laboratory operations for customers across industries such as biopharma, education, industrial, and technology sectors
Annual Report	our annual report on Form 10-K for the year ended December 31, 2024
AOCI	accumulated other comprehensive income or loss
Applied Solutions	Proprietary formulated solutions for semiconductor manufacturing, proprietary chemicals for healthcare, biopharma, and diagnostic applications as well as chemicals and PPE for industrial applications
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bioprocessing	Process ingredients and excipients, single use systems and integrated solutions, and controlled environment consumables used to support the production of biologic drugs and therapies
CODM	chief operating decision maker
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
GAAP	United States generally accepted accounting principles
Laboratory Specialty Products	Proprietary chemicals and products for multiple industries, including biopharma, healthcare, industrial, mining, and education, among others
long-term	period other than short-term
OCI	other comprehensive income or loss
RSU	restricted stock units represent awards that will vest annually and awards that contain performance and market conditions
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
short-term	period less than a year from the reporting date
Silicones	Ultra-high purity medical and aerospace grade silicone formulations
SOFR	secured overnight financing rate
specialty procurement	product sales related to customer procurement services
Total Science Solutions	Mission-critical consumables, chemicals, and equipment and instrumentation used by scientists in their labs

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
v

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$449.4	$261.9
Accounts receivable, net of allowances of $28.9 and $30.2	1,149.4	1,034.5
Inventory	779.8	731.5
Other current assets	136.0	118.7
Total current assets	2,514.6	2,146.6
Property, plant and equipment, net of accumulated depreciation and impairment charges of $699.7 and $629.5	759.0	708.1
Other intangible assets, net (see note 7)	3,350.2	3,360.2
Goodwill, net of accumulated impairment losses of $38.8 and $38.8	5,762.2	5,539.2
Other assets	390.9	360.4
Total assets	$12,776.9	$12,114.5
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$1,254.3	$821.1
Accounts payable	708.8	662.8
Employee-related liabilities	174.0	168.2
Accrued interest	50.0	48.6
Other current liabilities	388.6	306.8
Total current liabilities	2,575.7	2,007.5
Debt, net of current portion	2,988.2	3,234.7
Deferred income tax liabilities	535.7	557.3
Other liabilities	391.4	358.3
Total liabilities	6,491.0	6,157.8
Commitments and contingencies (see note 8)
Stockholders’ equity:
Common stock including paid-in capital, 681.6 and 680.8 shares issued and outstanding	3,964.1	3,937.7
Accumulated earnings	2,332.2	2,203.0
Accumulated other comprehensive loss	(10.4)	(184.0)
Total stockholders’ equity	6,285.9	5,956.7
Total liabilities and stockholders’ equity	$12,776.9	$12,114.5
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales	$1,683.4	$1,702.8	$3,264.8	$3,382.6
Cost of sales	1,129.3	1,121.3	2,175.8	2,230.6
Gross profit	554.1	581.5	1,089.0	1,152.0
Selling, general and administrative expenses	425.3	405.7	812.8	829.9
Operating income	128.8	175.8	276.2	322.1
Interest expense, net	(43.4)	(60.9)	(85.6)	(125.2)
Loss on extinguishment of debt	—	(1.9)	—	(4.4)
Other (expense) income, net	(3.7)	1.6	(23.2)	2.7
Income before income taxes	81.7	114.6	167.4	195.2
Income tax expense	(17.0)	(21.7)	(38.2)	(41.9)
Net income	$64.7	$92.9	$129.2	$153.3

Earnings per share:
Basic	$0.09	$0.14	$0.19	$0.23
Diluted	$0.09	$0.14	$0.19	$0.22
Weighted average shares outstanding:
Basic	681.5	679.4	681.3	678.7
Diluted	681.8	682.6	682.0	681.9
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$64.7	$92.9	$129.2	$153.3
Other comprehensive income (loss):
Foreign currency translation — unrealized gain (loss)	90.1	(6.1)	127.9	(28.1)
Derivative instruments:
Unrealized gain	2.2	5.4	5.5	15.2
Reclassification of gain into earnings	(2.2)	(8.4)	(5.6)	(16.9)
Activity related to defined benefit plans:
Unrealized (loss) gain	(0.4)	(0.2)	3.2	(0.4)
Reclassification of loss into earnings	—	—	17.3	—
Other comprehensive income (loss) before income taxes	89.7	(9.3)	148.3	(30.2)
Income tax effect	17.6	(1.0)	25.3	(8.1)
Other comprehensive income (loss)	107.3	(10.3)	173.6	(38.3)
Comprehensive income	$172.0	$82.6	$302.8	$115.0
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	Common stock including paid-in capital		Accumulated earnings	AOCI	Total
	Shares	Amount
Balance on March 31, 2025	681.5	$3,948.4	$2,267.5	$(117.7)	$6,098.2
Comprehensive income	—	—	64.7	107.3	172.0
Stock-based compensation expense	—	15.8	—	—	15.8
Stock option exercises and other common stock transactions	0.1	(0.1)	—	—	(0.1)
Balance on June 30, 2025	681.6	$3,964.1	$2,332.2	$(10.4)	$6,285.9

Balance on March 31, 2024	679.2	$3,881.4	$1,551.9	$(97.0)	$5,336.3
Comprehensive income (loss)	—	—	92.9	(10.3)	82.6
Stock-based compensation expense	—	11.6	—	—	11.6
Stock option exercises and other common stock transactions	0.4	4.5	—	—	4.5
Balance on June 30, 2024	679.6	$3,897.5	$1,644.8	$(107.3)	$5,435.0
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity (continued)

(in millions)	Stockholders’ equity
	Common stock including paid-in capital		Accumulated earnings	AOCI	Total
	Shares	Amount
Balance on December 31, 2024	680.8	$3,937.7	$2,203.0	$(184.0)	$5,956.7
Comprehensive income	—	—	129.2	173.6	302.8
Stock-based compensation expense	—	28.8	—	—	28.8
Stock option exercises and other common stock transactions	0.8	(2.4)	—	—	(2.4)
Balance on June 30, 2025	681.6	$3,964.1	$2,332.2	$(10.4)	$6,285.9

Balance on December 31, 2023	676.6	$3,830.1	$1,491.5	$(69.0)	$5,252.6
Comprehensive income (loss)	—	—	153.3	(38.3)	115.0
Stock-based compensation expense	—	24.0	—	—	24.0
Stock option exercises and other common stock transactions	3.0	43.4	—	—	43.4
Balance on June 30, 2024	679.6	$3,897.5	$1,644.8	$(107.3)	$5,435.0
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$129.2	$153.3
Reconciling adjustments:
Depreciation and amortization	202.4	202.2
Stock-based compensation expense	27.9	23.8
Provision for accounts receivable and inventory	26.9	39.5
Deferred income tax benefit	(30.0)	(52.7)
Amortization of deferred financing costs	4.5	5.8
Loss on extinguishment of debt	—	4.4
Foreign currency remeasurement loss	3.8	3.1
Pension termination charges	18.1	—
Changes in assets and liabilities:
Accounts receivable	(55.7)	—
Inventory	(33.3)	(14.2)
Accounts payable	19.1	45.9
Accrued interest	1.4	(0.3)
Other assets and liabilities	(52.9)	6.4
Other	2.3	5.5
Net cash provided by operating activities	263.7	422.7
Cash flows from investing activities:
Capital expenditures	(57.6)	(80.5)
Other	0.1	1.4
Net cash used in investing activities	(57.5)	(79.1)
Cash flows from financing activities:
Debt borrowings	—	12.3
Debt repayments	(38.1)	(383.0)
Proceeds received from exercise of stock options	2.6	50.8
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(5.0)	(7.4)
Net cash used in financing activities	(40.5)	(327.3)
Effect of currency rate changes on cash and cash equivalents	21.8	(7.3)
Net change in cash, cash equivalents and restricted cash	187.5	9.0
Cash, cash equivalents and restricted cash, beginning of period	264.7	287.7
Cash, cash equivalents and restricted cash, end of period	$452.2	$296.7
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
3.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2025:

(in millions, except per share data)	Three months ended June 30, 2025			Six months ended June 30, 2025
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$64.7	681.5	$0.09	$129.2	681.3	$0.19
Dilutive effect of stock-based awards	—	0.3		—	0.7
Diluted	$64.7	681.8	$0.09	$129.2	682.0	$0.19
The following table presents the reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2024:

(in millions, except per share data)	Three months ended June 30, 2024			Six months ended June 30, 2024
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$92.9	679.4	$0.14	$153.3	678.7	$0.23
Dilutive effect of stock-based awards	—	3.2		—	3.2
Diluted	$92.9	682.6	$0.14	$153.3	681.9	$0.22
Certain stock options and RSUs are not included in the diluted earnings per share calculation when the effect would have been anti-dilutive. The number of anti-dilutive shares not included were 16.7 million and 14.7 million for the three and six months ended June 30, 2025, respectively, and 6.1 million and 6.5 million for the three and six months ended June 30, 2024, respectively.

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
The following table presents information by reportable segment:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales:
Laboratory Solutions	$1,122.1	$1,155.7	$2,187.1	$2,312.8
Bioscience Production	561.3	547.1	1,077.7	1,069.8
Total	$1,683.4	$1,702.8	$3,264.8	$3,382.6
Adjusted Operating Income:
Laboratory Solutions	$133.3	$150.9	$272.3	$299.1
Bioscience Production	139.7	144.0	263.1	270.9
Corporate	(20.8)	(17.7)	(40.4)	(34.4)
Total	$252.2	$277.2	$495.0	$535.6

(in millions)
Three months ended June 30, 2025	Laboratory Solutions	Bioscience Production	Corporate	Total
Net sales	$1,122.1	$561.3	$—	$1,683.4
Adjusted cost of sales[1]	817.0	312.1	—	1,129.1
Adjusted operating expenses[2]	171.8	109.5	20.8	302.1
Adjusted Operating Income	$133.3	$139.7	$(20.8)	$252.2

Six months ended June 30, 2025	Laboratory Solutions	Bioscience Production	Corporate	Total
Net sales	$2,187.1	$1,077.7	$—	$3,264.8
Adjusted cost of sales[1]	1,577.1	598.4	—	2,175.5
Adjusted operating expenses[2]	337.7	216.2	40.4	594.3
Adjusted Operating Income	$272.3	$263.1	$(40.4)	$495.0

(in millions)
Three months ended June 30, 2024	Laboratory Solutions	Bioscience Production	Corporate	Total
Net sales	$1,155.7	$547.1	$—	$1,702.8
Adjusted cost of sales[1]	819.7	299.9	—	1,119.6
Adjusted operating expenses[2]	185.1	103.2	17.7	306.0
Adjusted Operating Income	$150.9	$144.0	$(17.7)	$277.2

Six months ended June 30, 2024	Laboratory Solutions	Bioscience Production	Corporate	Total
Net sales	$2,312.8	$1,069.8	$—	$3,382.6
Adjusted cost of sales[1]	1,639.4	588.6	—	2,228.0
Adjusted operating expenses[2]	374.3	210.3	34.4	619.0
Adjusted Operating Income	$299.1	$270.9	$(34.4)	$535.6
━━━━━━━━━
1.Adjusted cost of sales excludes $0.2 million and $1.7 million of non-GAAP adjustments, for the three months ended June 30, 2025 and June 30, 2024, respectively, and $0.3 million and $2.6 million of non-GAAP adjustments for the six months ended June 30, 2025 and June 30, 2024, respectively, primarily related to restructuring and severance charges, as described in more detail within the non-GAAP reconciliation presented below.
2.Adjusted operating expenses excludes $123.2 million and $99.7 million of non-GAAP adjustments for the three months ended June 30, 2025 and June 30, 2024, respectively and $218.5 million and $210.9 million of non-GAAP adjustments for the six months ended June 30, 2025 and June 30, 2024, respectively, primarily related to amortization, transformation expenses and restructuring and severance charges, as described in more detail within the non-GAAP reconciliation presented below.

(in millions)	Depreciation and amortization
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Laboratory Solutions	$51.8	$55.1	$101.5	$107.6
Bioscience Production	50.9	47.5	100.9	94.6
Total	$102.7	$102.6	$202.4	$202.2
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

The following table presents the reconciliation of Adjusted Operating Income, our segment profitability measure, to Income before income taxes, the nearest measurement under GAAP:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Adjusted Operating Income	$252.2	$277.2	$495.0	$535.6
Amortization	(75.5)	(74.9)	(149.4)	(150.2)
Restructuring and severance charges[1]	(21.4)	(9.7)	(25.8)	(32.9)
Transformation expenses[2]	(20.4)	(16.2)	(35.8)	(29.5)
Reserve for certain legal matters, net[3]	(3.6)	—	(3.6)	—
Other[4]	(2.5)	(0.6)	(4.2)	(0.9)
Interest expense, net	(43.4)	(60.9)	(85.6)	(125.2)
Loss on extinguishment of debt	—	(1.9)	—	(4.4)
Other (expense) income, net	(3.7)	1.6	(23.2)	2.7
Income before income taxes	$81.7	$114.6	$167.4	$195.2
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
3.Represents charges and legal costs, net of recoveries, in connection with certain litigation and other contingencies that are unrelated to our core operations and not reflective of on-going business and operating results.
4.Represents other stock-based compensation expense (benefit) and a purchase price adjustment related to the sale of our Clinical Services business in 2024.
The following table presents net sales by product category:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Proprietary	$893.8	$914.0	$1,723.5	$1,797.5
Third-party	789.6	788.8	1,541.3	1,585.1
Total	$1,683.4	$1,702.8	$3,264.8	$3,382.6

5.    Supplemental disclosures of cash flow information
The following table presents supplemental disclosures of cash balances:

(in millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$449.4	$261.9
Restricted cash classified as other assets	2.8	2.8
Total	$452.2	$264.7

(in millions)	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Cash paid for income taxes, net	$93.8	$86.5
Cash paid for interest, net, excluding financing leases	79.3	116.1
Cash paid for interest on finance leases	0.8	2.5
Cash paid under operating leases	19.5	22.0
Cash flows from financing activities:
Cash paid under finance leases	$3.2	$2.8
6.    Inventory
The following table presents the components of inventory:

(in millions)	June 30, 2025	December 31, 2024
Merchandise inventory	$451.6	$416.0
Finished goods	114.4	101.2
Raw materials	150.1	149.3
Work in process	63.7	65.0
Total	$779.8	$731.5

7.    Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	June 30, 2025			December 31, 2024
	Gross value	Accumulated amortization and impairment[1]	Carrying value	Gross value	Accumulated amortization and impairment[1]	Carrying value
Customer relationships	$4,922.3	$2,051.2	$2,871.1	$4,697.5	$1,840.4	$2,857.1
Trade names	367.3	263.8	103.5	351.6	240.4	111.2
Other	642.1	358.8	283.3	626.8	327.2	299.6
Total finite-lived	$5,931.7	$2,673.8	3,257.9	$5,675.9	$2,408.0	3,267.9
Indefinite-lived			92.3			92.3
Total			$3,350.2			$3,360.2
━━━━━━━━━
1.As of June 30, 2025 and December 31, 2024, accumulated impairment losses on Customer relationships were $65.9 million and on Other were $40.5 million, totaling $106.4 million.
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
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. At June 30, 2025, our accrued obligation under this order is $2.3 million, which is calculated based on expected cash payments discounted at rates ranging from 3.6% to 4.8% between 2025 and 2045. The undiscounted amount of that obligation is $3.5 million. We are indemnified against any losses incurred in this matter as stipulated through the agreement and guaranty referenced in our Annual Report.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At June 30, 2025, our balance sheet includes a liability of $1.1 million for remediation and monitoring costs. That liability is estimated primarily on discounted expected remediation payments and is not materially different from its undiscounted amount.

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
Litigation
At June 30, 2025, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

9.    Debt
The following table presents information about our debt:

(dollars in millions)	June 30, 2025			December 31, 2024
	Interest terms	Rate	Amount
Receivables facility	SOFR[1] plus 0.80%	5.22%	$100.0	$125.0
Senior secured credit facilities:
Euro term loans B-4	EURIBOR plus 2.50%	4.43%	89.1	81.6
Euro term loans B-5	EURIBOR plus 2.00%	3.93%	366.7	324.5
U.S. dollar term loans B-6	SOFR[1] plus 2.00%	6.43%	82.7	86.6
2.625% secured notes	fixed rate	2.625%	763.9	672.6
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% unsecured notes	fixed rate	3.875%	470.1	413.9
4.625% unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			29.9	15.0
Other			8.6	8.6
Total debt, gross			4,261.0	4,077.8
Less: unamortized deferred financing costs			(18.5)	(22.0)
Total debt			$4,242.5	$4,055.8
Classification on balance sheets:
Current portion of debt			$1,254.3	$821.1
Debt, net of current portion			2,988.2	3,234.7
━━━━━━━━━
1.SOFR includes credit spread adjustment.
Interest expense, net includes interest income of $11.0 million and $17.9 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $18.9 million and $35.8 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The interest income primarily relates to income on our interest rate swaps and cross currency swaps discussed in note 14.
Credit facilities
The following table presents availability under our credit facilities:

(in millions)	June 30, 2025
	Receivables facility	Revolving credit facility	Total
Capacity	$272.8	$975.0	$1,247.8
Undrawn letters of credit outstanding	(15.0)	(3.4)	(18.4)
Outstanding borrowings	(100.0)	—	(100.0)
Unused availability	$157.8	$971.6	$1,129.4
Capacity under the receivables facility is calculated as the lower of eligible borrowing base or facility limit of $400.0 million. Eligible borrowing base is determined as total available accounts receivable less ineligible accounts receivable and other adjustments. At June 30, 2025, total available accounts receivable under the receivables facility were $542.4 million.
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
During the quarter ended June 30, 2025, we have not made any prepayments on our term loans.
Debt covenants
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at June 30, 2025.

10.    Accumulated other comprehensive income (loss)
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at March 31, 2025	$(131.5)	$0.1	$13.7	$(117.7)
Unrealized gain (loss)	90.1	2.2	(0.4)	91.9
Reclassification of gain into earnings	—	(2.2)	—	(2.2)
Change due to income taxes	17.6	—	—	17.6
Balance at June 30, 2025	$(23.8)	$0.1	$13.3	$(10.4)

Balance at March 31, 2024	$(111.7)	$13.6	$1.1	$(97.0)
Unrealized (loss) gain	(6.1)	5.4	(0.2)	(0.9)
Reclassification of gain into earnings	—	(8.4)	—	(8.4)
Change due to income taxes	(1.7)	0.7	—	(1.0)
Balance at June 30, 2024	$(119.5)	$11.3	$0.9	$(107.3)

Balance at December 31, 2024	$(177.4)	$0.2	$(6.8)	$(184.0)
Unrealized gain	127.9	5.5	3.2	136.6
Reclassification of (gain) loss into earnings	—	(5.6)	17.3	11.7
Change due to income taxes	25.7	—	(0.4)	25.3
Balance at June 30, 2025	$(23.8)	$0.1	$13.3	$(10.4)

Balance at December 31, 2023	$(82.8)	$12.6	$1.2	$(69.0)
Unrealized (loss) gain	(28.1)	15.2	(0.4)	(13.3)
Reclassification of gain into earnings	—	(16.9)	—	(16.9)
Change due to income taxes	(8.6)	0.4	0.1	(8.1)
Balance at June 30, 2024	$(119.5)	$11.3	$0.9	$(107.3)
The reclassifications effects shown above were immaterial to the financial statements and were made to either cost of sales, SG&A expense, other income (expense) or interest expense depending upon the nature of the underlying transaction. The income tax effects in the three and six months ended June 30, 2025 on foreign currency translation were due to our cross-currency swap discussed in note 14.

11.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Three months ended June 30,		Six months ended June 30,
		2025	2024	2025	2024
Stock options	Equity	$2.4	$2.6	$4.8	$5.7
RSUs	Equity	13.1	8.8	23.4	17.6
Other	Both	—	(0.3)	(0.3)	0.5
Total		$15.5	$11.1	$27.9	$23.8
Award classification:
Equity		$15.8	$11.6	$28.8	$24.0
Liability		(0.3)	(0.5)	(0.9)	(0.2)
At June 30, 2025, unvested awards have remaining expense of $114.9 million to be recognized over a weighted average period of 1.7 years.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2024	11.9	$21.94
Granted	0.9	17.49
Exercised	(0.1)	7.85
Forfeited	(0.3)	24.30
Balance at June 30, 2025	12.4	$21.64	$0.5	4.7 years
Expected to vest	2.4	21.93	—	8.6 years
Vested	10.0	21.57	0.5	3.8 years
During the six months ended June 30, 2025, we granted stock options that have a contractual life of ten years and will vest annually over three years, subject to the recipient continuously providing service to us through each such date.

RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2024	4.6	$26.63
Granted	4.4	15.68
Vested	(1.0)	27.23
Forfeited	(0.1)	23.09
Balance at June 30, 2025	7.9	$19.68
During the six months ended June 30, 2025, we granted RSUs that will vest annually over one to three years, as specified in the terms of the underlying grant agreements, subject to the recipient continuously providing service to us throughout the vesting period. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. We recorded expense on such awards of $3.7 million and $2.7 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $7.0 million and $4.8 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
12.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net foreign currency (loss) gain from financing activities	$(3.9)	$1.0	$(7.1)	$1.8
(Expense) income related to defined benefit plans	(0.3)	0.6	(17.8)	0.9
Other	0.5	—	1.7	—
Other (expense) income, net	$(3.7)	$1.6	$(23.2)	$2.7
Other income or expense for the six months ended June 30, 2025 primarily relates to pension termination costs and the expected returns on defined benefit plan assets.
As described in our Annual Report, we approved the termination of one of our two U.S. Pension Plans in 2024. The pension liability for this plan was partially settled in December 2024 through lump sum distribution payments made to plan participants.
The remaining pension liability for this plan was settled in the first quarter of 2025, primarily through the purchase of annuity contracts totaling $97.7 million As a result of the settlement of the U.S. Pension Plan, we recorded $18.1 million of pension termination costs in the first quarter of 2025, which were primarily recognized in other income or expense.

The remaining pension surplus from the plan, approximately $40.0 million, will be used by the Company as prescribed by applicable regulations to fund a Qualified Replacement Plan, which will fund future contributions to the Avantor U.S. 401(k) defined contribution plan.
13.    Income taxes
The following table presents the relationship between income tax expense and income before income taxes:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Income before income taxes	$81.7	$114.6	$167.4	$195.2
Income tax expense	(17.0)	(21.7)	(38.2)	(41.9)
Effective income tax rate	20.8%	18.9%	22.8%	21.5%
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
The change in the effective tax rate for the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024, is primarily due to a year-to-date shortfall in the tax deduction arising from the exercise of stock options, in comparison to the related GAAP expense previously taken on such instruments.
On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (“Act”). As a result of the Act, we anticipate a reduction in our current and ongoing cash tax obligations due to several favorable provisions, including the reinstatement of immediate expensing for domestic research and development expenditures, the extension of 100% bonus depreciation for qualified properties and the relaxation of limitations on the deductibility of business interest expense. We are currently evaluating the full impact of the Act on our consolidated financial statements.
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
As of June 30, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

(dollars in millions)
Interest rate derivative	Number of instruments	Notional
Interest rate swaps	1	$100.0
Effect of cash flow hedge accounting on AOCI
The table below presents the effect of cash flow hedge accounting on AOCI for the three and six months ended June 30, 2025 and June 30, 2024.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative				Location of gain or (loss) reclassified from AOCI into income	Amount of gain or (loss) reclassified from AOCI into income
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024		2025	2024	2025	2024
Interest rate products	$0.1	$2.2	$0.1	$8.8	Interest expense, net	$0.1	$5.3	$0.2	$10.5
Total	$0.1	$2.2	$0.1	$8.8		$0.1	$5.3	$0.2	$10.5
Effect of cash flow hedge accounting on the income statement
The table below presents the effect of our derivative financial instruments on the statement of operations for the three and six months ended June 30, 2025 and June 30, 2024.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(in millions)	Interest expense, net	Interest expense, net	Interest expense, net	Interest expense, net
Total amounts of line items presented in the statements of operations where the effects of cash flow hedges are recorded	$(43.4)	$(60.9)	$(85.6)	$(125.2)
Amount of gain reclassified from AOCI into income	$0.1	$5.3	$0.2	$10.5
Net investment hedges
We are exposed to fluctuations in foreign exchange rates on investments we hold in foreign entities, specifically our net investment in EUR functional currency consolidated subsidiaries, against the risk of changes in the EUR-USD exchange rate.
For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings in the event the hedged net investment is either sold or substantially liquidated.
As of June 30, 2025, we had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

(value in millions)
Foreign currency derivative	Number of instruments	Notional sold	Notional purchased
Cross-currency swaps	3	€732.1	$750.0
As of December 31, 2024, we held a cross-currency swap with a notional amount of $750.0 million, maturing in April 2025. In April 2025, we completed a transaction to effectively amend and extend the cross-currency swap maturing in April 2025. The liability position of the original cross-currency swap was blended and extended into three separate cross-currency swap agreements, each with a notional amount of $250.0 million, maturing in April 2027, April 2028, and April 2029, respectively.
Effect of net investment hedges on AOCI and the income statement
The table below presents the effect of our net investment hedges on AOCI and the statement of operations for the three and six months ended June 30, 2025 and June 30, 2024.

Effect of Net Investment Hedges on AOCI and the Income Statement
(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)
	June 30,			June 30,
	2025	2024		2025	2024
Three months ended:
Cross currency swaps	$(70.3)	$7.4	Interest expense, net	$2.1	$3.2
Total	$(70.3)	$7.4		$2.1	$3.2
Six months ended:
Cross currency swaps	$(100.7)	$28.3	Interest expense, net	$5.3	$6.3
Total	$(100.7)	$28.3		$5.3	$6.3
The Company did not reclassify any other deferred gains or losses related to cash flow hedges from accumulated other comprehensive income (loss) to earnings for the three and six months ended June 30, 2025 and June 30, 2024 other than those mentioned above.
The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2025 and December 31, 2024:

	Derivative assets				Derivative liabilities
	June 30, 2025		December 31, 2024		June 30, 2025		December 31, 2024
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate products	Other current assets	$0.1	Other current assets	$0.3	Other current liabilities	$—	Other current liabilities	$—
Foreign exchange products	Other current assets	—	Other current assets	—	Other current liabilities	(113.0)	Other current liabilities	(7.0)
Total		$0.1		$0.3		$(113.0)		$(7.0)

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
The accumulated gain related to the foreign currency denominated debt previously designated as a net investment hedges classified in the foreign currency translation adjustment component of AOCI was $6.0 million as of June 30, 2025 and December 31, 2024.
The amount of gain related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income or loss for the three and six months ended June 30, 2025 and June 30, 2024 are presented below:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net investment hedges	$—	$(3.0)	$—	$(13.7)
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

The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	June 30, 2025		December 31, 2024
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$100.0	$100.0	$125.0	$125.0
Senior secured credit facilities:
Euro term loans B-4	89.1	89.4	81.6	82.1
Euro term loans B-5	366.7	367.6	324.5	326.1
U.S. dollar term loans B-6	82.7	83.1	86.6	87.2
2.625% secured notes	763.9	763.6	672.6	668.4
3.875% unsecured notes	800.0	757.6	800.0	729.9
3.875% unsecured notes	470.1	469.6	413.9	413.6
4.625 % unsecured notes	1,550.0	1,523.6	1,550.0	1,480.6
Finance lease liabilities	29.9	29.9	15.0	15.0
Other	8.6	8.6	8.6	8.6
Total	$4,261.0	$4,193.0	$4,077.8	$3,936.5
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
Overview
During the three months ended June 30, 2025, we recorded net sales of $1,683.4 million, net income of $64.7 million, Adjusted EBITDA of $279.8 million and Adjusted Operating Income of $252.2 million. Net sales declined 1.1%, which included a 0.2% organic net sales decrease compared to the same period in 2024. See “Reconciliations of non-GAAP measures” for reconciliations of net income to Adjusted EBITDA and Adjusted Operating Income, and net income margin to Adjusted EBITDA margin and Adjusted Operating Income margin. See “Results of operations” for a reconciliation and explanation of changes of net sales growth (decline) to organic net sales growth (decline).

Factors and current trends affecting our business and results of operations
The following updates the factors and current trends disclosed in our Annual Report. These updates may affect our performance and financial condition in future periods.
Our results are impacted by a divestiture to further refine our business model
We completed the sale of our Clinical Services business, a component of the Company’s Laboratory Solutions reportable segment, on October 17, 2024. The Clinical Services business was not classified as a discontinued operation as it did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
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
Our results may be impacted by changes in trade policy
The imposition of tariffs and other trade restrictions by the U.S., as well as reciprocal trade restrictions imposed by other countries, could adversely affect global economies, financial markets and the overall environment in which we do business.

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
Executive summary

(dollars in millions)	Three months ended June 30,		Change
	2025	2024
Net sales	$1,683.4	$1,702.8	$(19.4)
Gross margin	32.9%	34.1%	(120) bps
Operating income	$128.8	$175.8	$(47.0)
Operating income margin	7.7%	10.3%	(260) bps
Net income	$64.7	$92.9	$(28.2)
Net income margin	3.8%	5.5%	(170) bps
Adjusted EBITDA	$279.8	$305.6	$(25.8)
Adjusted EBITDA margin	16.6%	17.9%	(130) bps
Adjusted Operating Income	$252.2	$277.2	$(25.0)
Adjusted Operating Income margin	15.0%	16.3%	(130) bps
The second quarter net sales decline was primarily driven by reduced customer demand in the Laboratory Solutions segment and the divestiture of our Clinical Services business in our Advanced Lab Services business. The divestiture of our Clinical Services business, combined with inflationary pressures, higher customer incentives and unfavorable product and customer mix, contributed to a contraction in gross profit. Lower gross profit, partially offset by savings from our cost transformation initiative, resulted in lower Adjusted Operating Income and Adjusted EBITDA.

Net Sales
Three months ended

(in millions)	Three months ended June 30,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Divestiture impact	Organic net sales growth (decline)
	2025	2024
Laboratory Solutions	$1,122.1	$1,155.7	$(33.6)	$25.6	$(48.1)	$(11.1)
Bioscience Production	561.3	547.1	14.2	5.8	—	8.4
Total	$1,683.4	$1,702.8	$(19.4)	$31.4	$(48.1)	$(2.7)
Net sales decreased $19.4 million or 1.1%, which included $31.4 million or 1.9% of favorable foreign currency impact and $48.1 million or 2.8% of impact related to our Clinical Services divestiture. Organic net sales decreased by $2.7 million or 0.2%.
In the Laboratory Solutions segment, net sales decreased by $33.6 million or 2.9%, which included $25.6 million or 2.3% of favorable foreign currency impact and $48.1 million or 4.2% of impact related to our Clinical Services divestiture. Organic net sales decreased by $11.1 million or 1.0%. The sales decrease was primarily driven by lower demand for consumables offerings in our Total Science Solutions business due to the uncertainty around funding and macroeconomic outlook, partially offset by growth in Laboratory Specialty Products.
In the Bioscience Production segment, net sales increased by $14.2 million or 2.6%, which included $5.8 million or 1.1% of favorable foreign currency impact. Organic net sales increased by $8.4 million or 1.5%. The sales increase was primarily driven by higher sales volume in Silicones as well as improved sales of process ingredients and excipients in our Bioprocessing business.
Six months ended

(in millions)	Six months ended June 30,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Divestiture impact	Organic net sales growth (decline)
	2025	2024
Laboratory Solutions	$2,187.1	$2,312.8	$(125.7)	$11.1	$(92.2)	$(44.6)
Bioscience Production	1,077.7	1,069.8	7.9	1.3	—	6.6
Total	$3,264.8	$3,382.6	$(117.8)	$12.4	$(92.2)	$(38.0)
Net sales decreased $117.8 million or 3.5%, which included $12.4 million or 0.3% of favorable foreign currency impact and $92.2 million or 2.7% of impact related to our Clinical Services divestiture. Organic decline in net sales was $38.0 million or 1.1%.
In the Laboratory Solutions segment, net sales decreased $125.7 million or 5.4%, which included $11.1 million or 0.5% of favorable foreign currency impact and $92.2 million or 4.0% of impact related to our Clinical Services divestiture. Organic net sales decreased $44.6 million or 1.9%. The sales decline was primarily driven by decreased demand for consumables and equipment and instrumentation from our Total Science Solutions business due to the uncertainty around funding and macroeconomic outlook, partially offset by growth in Laboratory Specialty Products.

In the Bioscience Production segment, net sales increased $7.9 million or 0.7%, which included $1.3 million or 0.1% of favorable foreign currency impact. Organic net sales increased by $6.6 million or 0.6%. The sales increase was primarily driven by higher sales volume in Silicones as well as improved sales of single use systems and process ingredients and excipients in our Bioprocessing business.
Gross margin

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024		2025	2024
Gross margin	32.9%	34.1%	(120) bps	33.4%	34.1%	(70) bps
Three and six months ended
Gross margin for the three months ended June 30, 2025 contracted by 120 basis points due to inflationary pressures and the divestiture of our Clinical Services business. For the six months ended June 30, 2025, margin contracted 70 basis points driven by inflationary pressures and unfavorable manufacturing variances.
Operating income

(in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024		2025	2024
Gross profit	$554.1	$581.5	$(27.4)	$1,089.0	$1,152.0	$(63.0)
Operating expenses	425.3	405.7	19.6	812.8	829.9	(17.1)
Operating income	$128.8	$175.8	$(47.0)	$276.2	$322.1	$(45.9)
Three and six months ended
Operating income for the three months ended June 30, 2025 decreased primarily due to lower gross profit, as previously discussed, and higher SG&A expenses. The increase in SG&A expenses was driven by higher restructuring and severance charges, transformation expenses and inflationary pressures on compensation expense, partially offset by savings from our cost transformation initiative and the divestiture of our Clinical Services business.
Operating income for the six months ended June 30, 2025 decreased primarily due to lower gross profit, as previously discussed, partially offset by lower SG&A expenses, driven by savings from our cost transformation initiative and the divestiture of our Clinical Services business. The lower SG&A expenses were partially offset by inflationary pressures on compensation expense.

Net income

(in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024		2025	2024
Operating income	$128.8	$175.8	$(47.0)	$276.2	$322.1	$(45.9)
Interest expense, net	(43.4)	(60.9)	17.5	(85.6)	(125.2)	39.6
Loss on extinguishment of debt	—	(1.9)	1.9	—	(4.4)	4.4
Other (expense) income, net	(3.7)	1.6	(5.3)	(23.2)	2.7	(25.9)
Income tax expense	(17.0)	(21.7)	4.7	(38.2)	(41.9)	3.7
Net income	$64.7	$92.9	$(28.2)	$129.2	$153.3	$(24.1)
Three and six months ended
Net income for the three months ended June 30, 2025 decreased primarily due to lower operating income, as previously discussed, partially offset by lower interest expense resulting from debt repayments made over the last twelve months.
Net income for the six months ended June 30, 2025 decreased primarily due to lower operating income, as previously discussed and pension termination charges, partially offset by lower interest expense resulting from debt repayments made over the last twelve months.
Adjusted EBITDA and Adjusted EBITDA margin
For reconciliations of Adjusted EBITDA and Adjusted EBITDA margin to net income and net income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024		2025	2024
Adjusted EBITDA	$279.8	$305.6	$(25.8)	$549.3	$588.6	$(39.3)
Adjusted EBITDA margin	16.6%	17.9%	(130) bps	16.8%	17.4%	(60) bps
Three and six months ended
For the three months ended June 30, 2025, Adjusted EBITDA decreased by $25.8 million or 8.4%, which included a favorable foreign currency translation impact of $5.2 million or 1.7%. The remaining decline of $31.0 million or 10.1% was primarily driven by the divestiture of our Clinical Services business, lower gross profit and inflationary pressures on compensation expense, partially offset by savings from our cost transformation initiative.
For the six months ended June 30, 2025, Adjusted EBITDA decreased by $39.3 million or 6.7%, which included a favorable foreign currency translation impact of $2.0 million or 0.3%. The remaining decline was $41.3 million or 7.0% primarily driven by the divestiture of our Clinical Services business, lower gross profit and inflationary pressures on compensation expense, partially offset by savings from our cost transformation initiative.

Adjusted Operating Income and Adjusted Operating Income margin
For reconciliations of Adjusted Operating Income and Adjusted Operating Income margin to net income and net income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2025	2024		2025	2024
Adjusted Operating Income:
Laboratory Solutions	$133.3	$150.9	$(17.6)	$272.3	$299.1	$(26.8)
Bioscience Production	139.7	144.0	(4.3)	263.1	270.9	(7.8)
Corporate	(20.8)	(17.7)	(3.1)	(40.4)	(34.4)	(6.0)
Total	$252.2	$277.2	$(25.0)	$495.0	$535.6	$(40.6)

Adjusted Operating Income margin	15.0%	16.3%	(130) bps	15.2%	15.8%	(60) bps
Three months ended
Adjusted Operating Income decreased $25.0 million or 9.0%, which included a favorable foreign currency translation impact of $4.4 million or 1.6%. The remaining decline of $29.4 million or 10.6% is further discussed below.
In the Laboratory Solutions segment, Adjusted Operating Income declined $17.6 million or 11.7%, or 13.6% when adjusted for favorable foreign currency translation impact. The decrease was primarily due to the divestiture of our Clinical Services business, inflationary pressures and unfavorable product mix, partially offset by savings from our cost transformation initiative.
In the Bioscience Production segment, Adjusted Operating Income declined $4.3 million or 3.0%, or 4.0% when adjusted for favorable foreign currency translation impact. The decrease was primarily driven by unfavorable manufacturing variances and inflationary pressures on compensation expense, partially offset by savings from our cost transformation initiative.
In Corporate, Adjusted Operating Income decreased $3.1 million due to various immaterial factors.
Six months ended
Adjusted Operating Income decreased $40.6 million or 7.6%, which included a favorable foreign currency translation impact of $1.4 million or 0.2%. The remaining decline was $42.0 million or 7.8% which is further discussed below.
In the Laboratory Solutions segment, Adjusted Operating Income declined $26.8 million or 9.0%, or 9.4% when adjusted for favorable foreign currency translation impact. The decrease was primarily due to the divestiture of our Clinical Services business, lower sales volumes, inflationary pressures and unfavorable product mix, partially offset by savings from our cost transformation initiative.
In the Bioscience Production segment, Adjusted Operating Income declined $7.8 million or 2.9%, or 3.0% when adjusted for favorable foreign currency translation impact. The decrease was primarily driven by unfavorable manufacturing variances and inflationary pressures on compensation expense, partially offset by commercial excellence and savings from our cost transformation initiative.
In Corporate, Adjusted Operating Income decreased $6.0 million due to immaterial offsetting factors.

Reconciliations of non-GAAP measures
The following table presents the reconciliation of net income and net income margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively:

(dollars in millions, % based on net sales)	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
Net income	$64.7	3.8%	$92.9	5.5%	$129.2	4.0%	$153.3	4.5%
Interest expense, net	43.4	2.6%	60.9	3.6%	85.6	2.6%	125.2	3.7%
Income tax expense	17.0	1.0%	21.7	1.3%	38.2	1.1%	41.9	1.2%
Depreciation and amortization	102.7	6.1%	102.6	5.9%	202.4	6.2%	202.2	6.0%
Loss on extinguishment of debt	—	—%	1.9	—%	—	—%	4.4	0.1%
Restructuring and severance charges[1]	21.4	1.3%	9.7	0.6%	25.8	0.8%	32.9	1.0%
Transformation expenses[2]	20.4	1.2%	16.2	1.0%	35.8	1.1%	29.5	0.9%
Reserve for certain legal matters, net[3]	3.6	0.2%	—	—%	3.6	0.1%	—	—%
Other[4]	6.6	0.4%	(0.3)	—%	10.6	0.3%	(0.8)	—%
Pension termination charges[5]	—	—%	—	—%	18.1	0.6%	—	—%
Adjusted EBITDA	$279.8	16.6%	$305.6	17.9%	$549.3	16.8%	$588.6	17.4%
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
3.Represents charges and legal costs, net of recoveries, in connection with certain litigation and other contingencies that are unrelated to our core operations and not reflective of on-going business and operating results.
4.Represents net foreign currency (gain) loss from financing activities, other stock-based compensation expense (benefit) and a purchase price adjustment related to the sale of our Clinical Services business in 2024.
5.As described in note 12 to our unaudited condensed consolidated financial statements.

The following table presents the reconciliation of net income and net income margin to Adjusted Operating Income and Adjusted Operating Income margin, respectively:

(dollars in millions, % based on net sales)	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
Net income	$64.7	3.8%	$92.9	5.5%	$129.2	4.0%	$153.3	4.5%
Interest expense, net	43.4	2.6%	60.9	3.6%	85.6	2.6%	125.2	3.7%
Income tax expense	17.0	1.0%	21.7	1.3%	38.2	1.1%	41.9	1.2%
Loss on extinguishment of debt	—	—%	1.9	—%	—	—%	4.4	0.1%
Other (expense) income, net	3.7	0.3%	(1.6)	(0.1)%	23.2	0.8%	(2.7)	—%
Operating income	128.8	7.7%	175.8	10.3%	276.2	8.5%	322.1	9.5%
Amortization	75.5	4.5%	74.9	4.4%	149.4	4.6%	150.2	4.4%
Restructuring and severance charges[1]	21.4	1.3%	9.7	0.6%	25.8	0.8%	32.9	1.0%
Transformation expenses[2]	20.4	1.2%	16.2	1.0%	35.8	1.1%	29.5	0.9%
Reserve for certain legal matters, net[3]	3.6	0.2%	—	—%	3.6	0.1%	—	—%
Other[4]	2.5	0.1%	0.6	—%	4.2	0.1%	0.9	—%
Adjusted Operating Income	$252.2	15.0%	$277.2	16.3%	$495.0	15.2%	$535.6	15.8%
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
3.Represents charges and legal costs, net of recoveries, in connection with certain litigation and other contingencies that are unrelated to our core operations and not reflective of on-going business and operating results.
4.Represents other stock-based compensation expense (benefit) and a purchase price adjustment related to the sale of our Clinical Services business in 2024.
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows and credit facilities. Most of our long-term financing is from indebtedness. For the three and six months ended June 30, 2025, we generated $154.4 million and $263.7 million of cash from operating activities, respectively, ended the quarter with $449.4 million of cash and cash equivalents and our availability under our credit facilities was $1,129.4 million. In the next twelve months, we have coming due debt repayment of $763.9 million related to 2.625% secured notes, debt repayment of $366.7 million related to Euro term loans B-5, required other term loans payments of $17.1 million and repayment of receivables facility borrowings of $100.0 million.

Liquidity
The following table presents our primary sources of liquidity:

(in millions)	June 30, 2025
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$272.8	$975.0	$1,247.8
Undrawn letters of credit outstanding	(15.0)	(3.4)	(18.4)
Outstanding borrowings	(100.0)	—	(100.0)
Unused availability	$157.8	$971.6	$1,129.4
Cash and cash equivalents			449.4
Total liquidity			$1,578.8
Some of our credit line availability depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs.
Our debt agreements include representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities include a financial covenant that becomes applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In this circumstance, we are not permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements. As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at June 30, 2025.
At June 30, 2025, $291.4 million or 64.8% of our $449.4 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Six months ended June 30,		Change
	2025	2024
Operating activities:
Net income	$129.2	$153.3	$(24.1)
Non-cash items[1]	253.6	226.1	27.5
Working capital changes[2]	(58.0)	35.5	(93.5)
All other	(61.1)	7.8	(68.9)
Total	$263.7	$422.7	$(159.0)
Investing activities:
Capital expenditures	(57.6)	(80.5)	22.9
Other	0.1	1.4	(1.3)
Total	$(57.5)	$(79.1)	$21.6
Financing activities	(40.5)	(327.3)	286.8
━━━━━━━━━
1.Consists of typical non-cash charges including depreciation and amortization, stock-based compensation expense, deferred income tax expense and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $159.0 million less cash in 2025, primarily due to higher net working capital requirements, higher incentive compensation payments related to fiscal year 2024 and lower income before income taxes.
Investing activities used $21.6 million less cash in 2025. The change was primarily attributable to a decrease in capital expenditures compared to the prior year.
Financing activities used $286.8 million less cash in 2025, primarily due to the absence of term loan prepayments in the current year, partially offset by a decrease in proceeds received from stock option exercises compared to the prior year.
Free cash flow

(in millions)	Six months ended June 30,		Change
	2025	2024
Net cash provided by operating activities	$263.7	$422.7	$(159.0)
Capital expenditures	(57.6)	(80.5)	22.9
Divestiture-related transaction expenses and taxes paid	1.4	—	1.4
Free cash flow	$207.5	$342.2	$(134.7)
Free cash flow was $134.7 million lower in 2025, primarily due to lower cash flow from operating activities as previously discussed, partially offset by a decrease in capital expenditures.

Indebtedness
For information about our indebtedness, refer to the section entitled “Liquidity” and note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”
Item 3.    Quantitative and qualitative disclosures about market risk
Quantitative and qualitative disclosures about market risk appear in Item 7A “Quantitative and qualitative disclosures about market risk” in our Annual Report. There were no material changes during the quarter ended June 30, 2025 to this information as reported in our Annual Report.
Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1.    Legal proceedings
For additional information regarding legal proceedings and matters, see note 8 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements,” in this report, which information is incorporated into this item by reference.
Item 1A.    Risk factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report for the year ended December 31, 2024, as supplemented by Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. There have been no material changes to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report for the year ended December 31, 2024, as supplemented by Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.
Item 2.    Unregistered sales of equity securities and use of proceeds
None.

Item 3.    Defaults upon senior securities
None.
Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
Securities Trading Plans of Directors and Officers
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934. During the quarter ended June 30, 2025, the following plans or arrangements were adopted:
On May 6, 2025, Michael Stubblefield, Director, President and Chief Executive Officer, adopted a Rule 10b5-1 trading plan (the “Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934, pursuant to which he may sell up to 906,204 shares of the Company’s common stock through the exercise of stock options in amounts and at prices as determined in accordance with the Plan terms. The Plan will terminate on the earlier of October 31, 2025, or the execution of all trades contemplated by the Plan.
No other directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K, during the three months ended June 30, 2025.

Item 6.    Exhibits

Location of exhibits
Exhibit no.	Exhibit description	Form	Exhibit no.	Filing date
10.1^	Transition Agreement, dated April 25, 2025 between Michael Stubblefield and Avantor, Inc.	*
10.2^	Avantor, Inc. Executive Severance and Change in Control Plan	*
10.3^	Form of 2025 Restricted Stock Unit Grant Notice under the Avantor, Inc. 2019 Equity Incentive Plan (Employees)	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
101	XBRL exhibits	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
━━━━━━━━━
*        Filed herewith
**        Furnished herewith
^    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avantor, Inc.

Date: August 1, 2025	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)