Form 10-Q
period 2025-09-30
Avantor, Inc.
filed 2025-10-29
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On October 24, 2025, 681,814,859 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended September 30, 2025
i

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
•adverse trends in consumer, business, and government spending (including impacts from the U.S government shutdown that started in October 2025);
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
v

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$251.9	$261.9
Accounts receivable, net of allowances of $29.6 and $30.2	1,077.7	1,034.5
Inventory	795.5	731.5
Other current assets	132.1	118.7
Total current assets	2,257.2	2,146.6
Property, plant and equipment, net of accumulated depreciation and impairment charges of $723.9 and $629.5	761.6	708.1
Other intangible assets, net (see note 7)	3,266.7	3,360.2
Goodwill, net of accumulated impairment losses of $823.8 and $38.8 (see note 7)	4,984.7	5,539.2
Other assets	405.7	360.4
Total assets	$11,675.9	$12,114.5
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$219.8	$821.1
Accounts payable	691.6	662.8
Employee-related liabilities	178.5	168.2
Accrued interest	35.2	48.6
Other current liabilities	391.4	306.8
Total current liabilities	1,516.5	2,007.5
Debt, net of current portion	3,638.1	3,234.7
Deferred income tax liabilities	548.5	557.3
Other liabilities	402.6	358.3
Total liabilities	6,105.7	6,157.8
Commitments and contingencies (see note 9)
Stockholders’ equity:
Common stock including paid-in capital, 681.9 and 680.8 shares issued and outstanding	3,973.4	3,937.7
Accumulated earnings	1,620.4	2,203.0
Accumulated other comprehensive loss	(23.6)	(184.0)
Total stockholders’ equity	5,570.2	5,956.7
Total liabilities and stockholders’ equity	$11,675.9	$12,114.5
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales	$1,623.8	$1,714.4	$4,888.6	$5,097.0
Cost of sales	1,097.3	1,150.0	3,273.1	3,380.6
Gross profit	526.5	564.4	1,615.5	1,716.4
Selling, general and administrative expenses	390.3	439.8	1,203.1	1,269.7
Impairment charges	785.0	—	785.0	—
Operating (loss) income	(648.8)	124.6	(372.6)	446.7
Interest expense, net	(44.2)	(48.7)	(129.8)	(173.9)
Loss on extinguishment of debt	(0.2)	(2.1)	(0.2)	(6.5)
Other income (expense), net	3.7	0.7	(19.5)	3.4
(Loss) income before income taxes	(689.5)	74.5	(522.1)	269.7
Income tax expense	(22.3)	(16.7)	(60.5)	(58.6)
Net (loss) income	$(711.8)	$57.8	$(582.6)	$211.1

(Loss) earnings per share:
Basic	$(1.04)	$0.08	$(0.86)	$0.31
Diluted	$(1.04)	$0.08	$(0.86)	$0.31
Weighted average shares outstanding:
Basic	681.7	680.3	681.4	679.3
Diluted	681.7	683.0	681.4	682.1
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(711.8)	$57.8	$(582.6)	$211.1
Other comprehensive (loss) income:
Foreign currency translation — unrealized (loss) gain	(11.5)	33.8	116.4	5.7
Derivative instruments:
Unrealized gain (loss)	1.9	(0.9)	7.4	14.3
Reclassification of gain into earnings	(2.0)	(14.1)	(7.6)	(31.0)
Activity related to defined benefit plans:
Unrealized (loss) gain	(0.4)	(0.2)	2.8	(0.6)
Reclassification of loss into earnings	—	—	17.3	—
Other comprehensive (loss) income before income taxes	(12.0)	18.6	136.3	(11.6)
Income tax effect	(1.2)	14.8	24.1	6.7
Other comprehensive (loss) income	(13.2)	33.4	160.4	(4.9)
Comprehensive (loss) income	$(725.0)	$91.2	$(422.2)	$206.2
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	Common stock including paid-in capital		Accumulated earnings	AOCI	Total
	Shares	Amount
Balance on June 30, 2025	681.6	$3,964.1	$2,332.2	$(10.4)	$6,285.9
Comprehensive loss	—	—	(711.8)	(13.2)	(725.0)
Stock-based compensation expense	—	7.4	—	—	7.4
Stock option exercises and other common stock transactions	0.3	1.9	—	—	1.9
Balance on September 30, 2025	681.9	$3,973.4	$1,620.4	$(23.6)	$5,570.2

Balance on June 30, 2024	679.6	$3,897.5	$1,644.8	$(107.3)	$5,435.0
Comprehensive income	—	—	57.8	33.4	91.2
Stock-based compensation expense	—	11.3	—	—	11.3
Stock option exercises and other common stock transactions	1.0	15.7	—	—	15.7
Balance on September 30, 2024	680.6	$3,924.5	$1,702.6	$(73.9)	$5,553.2
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity (continued)

(in millions)	Stockholders’ equity
	Common stock including paid-in capital		Accumulated earnings	AOCI	Total
	Shares	Amount
Balance on December 31, 2024	680.8	$3,937.7	$2,203.0	$(184.0)	$5,956.7
Comprehensive (loss) income	—	—	(582.6)	160.4	(422.2)
Stock-based compensation expense	—	36.2	—	—	36.2
Stock option exercises and other common stock transactions	1.1	(0.5)	—	—	(0.5)
Balance on September 30, 2025	681.9	$3,973.4	$1,620.4	$(23.6)	$5,570.2

Balance on December 31, 2023	676.6	$3,830.1	$1,491.5	$(69.0)	$5,252.6
Comprehensive income (loss)	—	—	211.1	(4.9)	206.2
Stock-based compensation expense	—	35.3	—	—	35.3
Stock option exercises and other common stock transactions	4.0	59.1	—	—	59.1
Balance on September 30, 2024	680.6	$3,924.5	$1,702.6	$(73.9)	$5,553.2
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(582.6)	$211.1
Reconciling adjustments:
Depreciation and amortization	306.9	304.6
Impairment charges	785.0	—
Stock-based compensation expense	35.1	35.7
Non-cash restructuring charges (see note 8)	—	16.4
Provision for accounts receivable and inventory	43.4	55.8
Deferred income tax benefit	(41.9)	(75.3)
Amortization of deferred financing costs	6.6	8.6
Loss on extinguishment of debt	0.2	6.5
Foreign currency remeasurement loss	0.7	3.0
Pension termination charges	18.1	—
Changes in assets and liabilities:
Accounts receivable	10.5	34.2
Inventory	(66.7)	(21.5)
Accounts payable	(4.4)	41.9
Accrued interest	(13.4)	(16.5)
Other assets and liabilities	(27.4)	63.0
Other	1.0	—
Net cash provided by operating activities	471.1	667.5
Cash flows from investing activities:
Capital expenditures	(93.3)	(121.3)
Other	2.5	1.7
Net cash used in investing activities	(90.8)	(119.6)
Cash flows from financing activities:
Debt borrowings	67.7	—
Debt repayments	(477.3)	(585.0)
Proceeds received from exercise of stock options	4.9	67.3
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(5.4)	(8.2)
Net cash used in financing activities	(410.1)	(525.9)
Effect of currency rate changes on cash and cash equivalents	19.8	0.6
Net change in cash, cash equivalents and restricted cash	(10.0)	22.6
Cash, cash equivalents and restricted cash, beginning of period	264.7	287.7
Cash, cash equivalents and restricted cash, end of period	$254.7	$310.3
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
3.    Earnings per share
The following table presents the reconciliation of basic and diluted loss per share for the three and nine months ended September 30, 2025:

(in millions, except per share data)	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Loss (numerator)	Weighted average shares outstanding (denominator)	Loss per share	Loss (numerator)	Weighted average shares outstanding (denominator)	Loss per share
Basic	$(711.8)	681.7	$(1.04)	$(582.6)	681.4	$(0.86)
Dilutive effect of stock-based awards	—	—		—	—
Diluted	$(711.8)	681.7	$(1.04)	$(582.6)	681.4	$(0.86)
The following table presents the reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2024:

(in millions, except per share data)	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$57.8	680.3	$0.08	$211.1	679.3	$0.31
Dilutive effect of stock-based awards	—	2.7		—	2.8
Diluted	$57.8	683.0	$0.08	$211.1	682.1	$0.31
Certain stock options and RSUs are not included in the diluted earnings (loss) per share calculation when the effect would have been anti-dilutive. The number of anti-dilutive shares not included were 15.5 million and 14.5 million for the three and nine months ended September 30, 2025, respectively, and 4.7 million and 6.1 million for the three and nine months ended September 30, 2024, respectively.

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
The following table presents information by reportable segment:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales:
Laboratory Solutions	$1,096.5	$1,171.5	$3,283.6	$3,484.3
Bioscience Production	527.3	542.9	1,605.0	1,612.7
Total	$1,623.8	$1,714.4	$4,888.6	$5,097.0
Adjusted Operating Income:
Laboratory Solutions	$123.6	$151.5	$395.9	$450.7
Bioscience Production	127.7	138.1	390.8	409.0
Corporate	(14.0)	(14.8)	(54.4)	(49.2)
Total	$237.3	$274.8	$732.3	$810.5

(in millions)
Three months ended September 30, 2025	Laboratory Solutions	Bioscience Production	Corporate	Total
Net sales	$1,096.5	$527.3	$—	$1,623.8
Adjusted cost of sales[1]	804.2	293.0	—	1,097.2
Adjusted operating expenses[2]	168.7	106.6	14.0	289.3
Adjusted Operating Income	$123.6	$127.7	$(14.0)	$237.3

Nine months ended September 30, 2025	Laboratory Solutions	Bioscience Production	Corporate	Total
Net sales	$3,283.6	$1,605.0	$—	$4,888.6
Adjusted cost of sales[1]	2,381.3	891.4	—	3,272.7
Adjusted operating expenses[2]	506.4	322.8	54.4	883.6
Adjusted Operating Income	$395.9	$390.8	$(54.4)	$732.3

(in millions)
Three months ended September 30, 2024	Laboratory Solutions	Bioscience Production	Corporate	Total
Net sales	$1,171.5	$542.9	$—	$1,714.4
Adjusted cost of sales[1]	837.8	303.8	—	1,141.6
Adjusted operating expenses[2]	182.2	101.0	14.8	298.0
Adjusted Operating Income	$151.5	$138.1	$(14.8)	$274.8

Nine months ended September 30, 2024	Laboratory Solutions	Bioscience Production	Corporate	Total
Net sales	$3,484.3	$1,612.7	$—	$5,097.0
Adjusted cost of sales[1]	2,477.1	892.4	—	3,369.5
Adjusted operating expenses[2]	556.5	311.3	49.2	917.0
Adjusted Operating Income	$450.7	$409.0	$(49.2)	$810.5
━━━━━━━━━
1.Adjusted cost of sales excludes $0.1 million and $8.4 million of non-GAAP adjustments, for the three months ended September 30, 2025 and September 30, 2024, respectively, and $0.4 million and $11.1 million of non-GAAP adjustments for the nine months ended September 30, 2025 and September 30, 2024, respectively, primarily related to restructuring and severance charges, as described in more detail within the non-GAAP reconciliation presented below.
2.Adjusted operating expenses excludes $886.0 million and $141.8 million of non-GAAP adjustments for the three months ended September 30, 2025 and September 30, 2024, respectively and $1,104.5 million and $352.7 million of non-GAAP adjustments for the nine months ended September 30, 2025 and September 30, 2024, respectively, primarily related to amortization, impairment charges, transformation expenses, restructuring and severance charges, as described in more detail within the non-GAAP reconciliation presented below.
The following table presents depreciation and amortization by reportable segment:

(in millions)	Depreciation and amortization
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Laboratory Solutions	$52.8	$53.4	$154.3	$160.9
Bioscience Production	51.7	49.0	152.6	143.7
Total	$104.5	$102.4	$306.9	$304.6
Information about our segments’ assets and capital expenditures is not disclosed because this information is not provided to our CODM.
The amounts above exclude inter-segment activity because it is not material. All of the net sales presented for each segment are from external customers.

The following table presents the reconciliation of Adjusted Operating Income, our segment profitability measure, to (Loss) income before income taxes, the nearest measurement under GAAP:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Adjusted Operating Income	$237.3	$274.8	$732.3	$810.5
Amortization	(76.1)	(75.4)	(225.5)	(225.6)
Restructuring and severance charges[1]	(2.2)	(49.4)	(28.0)	(82.3)
Transformation expenses[2]	(13.7)	(17.1)	(49.5)	(46.6)
Reserve for certain legal matters, net[3]	(1.6)	(7.9)	(5.2)	(7.9)
Other[4]	(7.5)	(0.4)	(11.7)	(1.4)
Impairment charges[5]	(785.0)	—	(785.0)	—
Interest expense, net	(44.2)	(48.7)	(129.8)	(173.9)
Loss on extinguishment of debt	(0.2)	(2.1)	(0.2)	(6.5)
Other income (expense), net	3.7	0.7	(19.5)	3.4
(Loss) income before income taxes	$(689.5)	$74.5	$(522.1)	$269.7
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
4.Represents other stock-based compensation expense (benefit), a purchase price adjustment related to the sale of our Clinical Services business in 2024, and $6.1 million of severance and transition costs associated with the replacement of our Chief Executive Officer.
5.As described in note 7.
The following table presents net sales by product category:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Proprietary	$855.6	$920.5	$2,579.1	$2,718.0
Third-party	768.2	793.9	2,309.5	2,379.0
Total	$1,623.8	$1,714.4	$4,888.6	$5,097.0

5.    Supplemental disclosures of cash flow information
The following table presents supplemental disclosures of cash balances:

(in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$251.9	$261.9
Restricted cash classified as other assets	2.8	2.8
Total	$254.7	$264.7

(in millions)	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Cash paid for income taxes, net	$115.7	$128.1
Cash paid for interest, net, excluding financing leases	134.0	179.1
Cash paid for interest on finance leases	1.2	3.9
Cash paid under operating leases	31.2	33.5
Cash flows from financing activities:
Cash paid under finance leases	$4.7	$4.5
6.    Inventory
The following table presents the components of inventory:

(in millions)	September 30, 2025	December 31, 2024
Merchandise inventory	$476.2	$416.0
Finished goods	105.8	101.2
Raw materials	148.0	149.3
Work in process	65.5	65.0
Total	$795.5	$731.5
7.    Goodwill and other intangible assets
Goodwill
We review goodwill for impairment annually on October 1st, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

As a result of sustained decreases in our publicly quoted share price and market capitalization as well as changes in the operating results of our Distribution reporting unit, formerly referred to as our Buy Sell Lab reporting unit, we conducted an interim test of our goodwill as of September 30, 2025.
We estimate the fair value of reporting units using a weighted average of two valuation methods based on a discounted cash flows method and a guideline public company method. These valuation methods require management to make various assumptions, including, but not limited to, future profitability, cash flows, including revenues, gross margin, SG&A expenses, capital expenditures, and investments in debt free net working capital, current market assumptions for the discount rates, weighting of valuation methods and the selection of comparable publicly traded companies. Variations in any of these assumptions could result in materially different calculations of fair value.
Based on the results of the impairment test, the carrying amount of our Distribution reporting unit exceeded its fair value, resulting in a non-deductible, non-cash goodwill impairment charge of $785.0 million, which was recorded in the consolidated statement of operations for the three months ended September 30, 2025. We did not identify impairment of any other long-lived assets in this reporting unit. The remaining reporting units tested were not impaired, as their estimated fair values exceeded their respective carrying amounts as of the interim testing date.
Following the impairment charge, the carrying value of the Distribution reporting unit is equal to its estimated fair value. Recognition of additional impairment charges may be required in future periods if market conditions, projected results, or other valuation assumptions deteriorate further.
The following tables present changes in goodwill by reportable segment for the nine months ended September 30, 2025:

(in millions)	September 30, 2025
	Laboratory Solutions	Bioscience Production	Total
Beginning balance, net	$3,651.2	$1,888.0	$5,539.2
Currency translation	221.7	8.8	230.5
Impairment loss	(785.0)	—	(785.0)
Ending balance, net	3,087.9	1,896.8	4,984.7
Accumulated impairment losses	803.4	20.4	823.8
Ending balance, gross	$3,891.3	$1,917.2	$5,808.5
Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	September 30, 2025			December 31, 2024
	Gross value	Accumulated amortization and impairment[1]	Carrying value	Gross value	Accumulated amortization and impairment[1]	Carrying value
Customer relationships	$4,910.4	$2,108.6	$2,801.8	$4,697.5	$1,840.4	$2,857.1
Trade names	366.5	267.8	98.7	351.6	240.4	111.2
Other	641.3	367.4	273.9	626.8	327.2	299.6
Total finite-lived	$5,918.2	$2,743.8	3,174.4	$5,675.9	$2,408.0	3,267.9
Indefinite-lived			92.3			92.3
Total			$3,266.7			$3,360.2
━━━━━━━━━
1.As of September 30, 2025 and December 31, 2024, accumulated impairment losses on Customer relationships were $65.9 million and on Other were $40.5 million, totaling $106.4 million.

8.    Restructuring
The following table presents restructuring and severance expenses by plan:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
2024 restructuring program	$—	$49.4	$—	$82.3
Other	2.2	—	28.0	—
Total	$2.2	$49.4	$28.0	$82.3
Restructuring and severance charges are classified as SG&A expenses or cost of sales depending on the nature of the expense.
2024 restructuring program
The 2024 restructuring program is a part of the Company’s multi-year cost transformation initiative designed to right-size the Company’s cost base and optimize its footprint and organizational structure with a focus on driving cost improvement and productivity. No material charges have been incurred under this plan during 2025, and we do not expect to incur any material charges in the future.
The following table presents information about expenses under the 2024 restructuring program for the periods covered under this report in which the plan was active:

(in millions)	Three months ended September 30,		Nine months ended September 30,		As of September 30, 2025
	2025	2024	2025	2024	Charges incurred	Expected remaining charges	Total expected charges
Employee severance and related	$—	$39.7	$—	$64.9	$64.3	$—	$64.3
Facility closure	—	0.4	—	1.0	1.6	—	1.6
Other	—	9.3	—	16.4	16.9	—	16.9
Total	$—	$49.4	$—	$82.3	$82.8	$—	$82.8

Laboratory Solutions	$—	$26.0	$—	$41.9	$41.3	$—	$41.3
Bioscience Production	—	23.4	—	39.5	40.6	—	40.6
Corporate	—	—	—	0.9	0.9	—	0.9
Total	$—	$49.4	$—	$82.3	$82.8	$—	$82.8

Other charges in the table above primarily relate to the write-downs of the carrying value of assets that we plan to dispose of under the program.
The following table presents changes to accrued employee severance and related expenses under the 2024 restructuring program, which are primarily classified as employee-related current liabilities:

(in millions)	Nine months ended September 30,
2025
Beginning balance	$21.3
Expenses	—
Cash payments	(10.3)
Currency translation	(0.9)
Ending balance	$10.1
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
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. At September 30, 2025, our accrued obligation under this order is $2.3 million, which is calculated based on expected cash payments discounted at rates ranging from 3.6% to 4.8% between 2025 and 2045. The undiscounted amount of that obligation is $3.5 million. We are indemnified against any losses incurred in this matter as stipulated through the agreement and guaranty referenced in our Annual Report.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At September 30, 2025, our balance sheet includes a liability of $1.2 million for remediation and monitoring costs. That liability is estimated primarily on discounted expected remediation payments and is not materially different from its undiscounted amount.
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
Litigation
At September 30, 2025, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

10.    Debt
The following table presents information about our debt:

(dollars in millions)	September 30, 2025			December 31, 2024
	Interest terms	Rate	Amount
Receivables facility	SOFR[1] plus 0.80%	5.03%	$192.7	$125.0
Senior secured credit facilities:
Euro term loans B-4	EURIBOR plus 2.50%	4.41%	87.1	81.6
Euro term loans B-5	EURIBOR plus 2.00%	3.91%	365.0	324.5
U.S. dollar term loans B-6	SOFR[1] plus 2.00%	6.26%	80.8	86.6
2.625% secured notes	fixed rate	2.625%	293.2	672.6
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% unsecured notes	fixed rate	3.875%	469.2	413.9
4.625% unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			28.1	15.0
Other			8.1	8.6
Total debt, gross			3,874.2	4,077.8
Less: unamortized deferred financing costs			(16.3)	(22.0)
Total debt			$3,857.9	$4,055.8
Classification on balance sheets:
Current portion of debt			$219.8	$821.1
Debt, net of current portion			3,638.1	3,234.7
━━━━━━━━━
1.SOFR includes credit spread adjustment.
Interest expense, net includes interest income of $11.9 million and $26.8 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $30.8 million and $62.6 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The interest income primarily relates to income on our interest rate swaps and cross currency swaps discussed in note 15.
Credit facilities
The following table presents availability under our credit facilities:

(in millions)	September 30, 2025
	Receivables facility	Revolving credit facility	Total
Capacity	$238.2	$975.0	$1,213.2
Undrawn letters of credit outstanding	(3.6)	(7.5)	(11.1)
Outstanding borrowings	(192.7)	—	(192.7)
Unused availability	$41.9	$967.5	$1,009.4
Capacity under the receivables facility is calculated as the lower of eligible borrowing base or facility limit of $400.0 million. Eligible borrowing base is determined as total available accounts receivable, less ineligible accounts receivable and other adjustments. At September 30, 2025, total available accounts receivable under the receivables facility were $500.6 million.
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
During the quarter ended September 30, 2025, we made an optional prepayment of $457.4 million on our 2.625% secured notes that mature on November 1, 2025. Loss on extinguishment of debt recorded in connection with this prepayment was immaterial.
Debt covenants
During the quarter ended September 30, 2025, our debt agreements included representations and covenants that we consider usual and customary, and our receivables facility and senior secured credit facilities included a financial covenant that would become applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In that circumstance, we would not have been permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements (as in effect during the quarter ended September 30, 2025). As we had not drawn more than 35% of our revolving credit facility in this period, this covenant was not applicable at September 30, 2025.
Transactions subsequent to period-end
In October 2025, we issued €400.0 million and €550.0 million of senior secured term loans, maturing in October 2030 and October 2032, respectively. These loans bear interest at EURIBOR plus 150 basis points and EURIBOR plus 250 basis points, respectively. The proceeds from these issuances, along with cash on hand, were used to repay our outstanding U.S. dollar term loans B-6, Euro term loans B-4, Euro term loans B-5, the remaining 2.625% secured notes, and the receivables facility.
In connection with the refinancing, we amended our revolving credit facility to obtain an additional $425.0 million in available funding, increasing the total availability under the facility to $1,400.0 million. The revolving credit facility will mature in October 2030. Both the newly issued senior secured term loans and the amended revolving credit facility include covenants that we consider to be usual and customary. As part of the refinancing and addition of the new €400.0 million term loan, (i) the leverage-based financial covenant in the credit facility agreement became a full-time financial maintenance covenant, whereas previously it had been a “springing covenant”, as described in the section above, and (ii) a new consolidated interest coverage ratio financial maintenance covenant was added to the credit facilities agreement, in both cases on usual and customary terms for facility agreements governing these types of senior secured term loan and revolving credit facilities.
Also in October 2025, we terminated both our receivables facility and outstanding interest rate swap with a notional value of $100.0 million. The costs associated with terminating these arrangements were not material.
In accordance with ASC 470-10-45-14 and ASC 855, we reclassified the 2.625% secured notes and Euro term loans B-5 from current liabilities to noncurrent liabilities in the accompanying balance sheet as of September 30, 2025, as the refinancing was completed prior to the issuance of these financial statements.
11.    Accumulated other comprehensive income (loss)
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at June 30, 2025	$(23.8)	$0.1	$13.3	$(10.4)
Unrealized (loss) gain	(11.5)	1.9	(0.4)	(10.0)
Reclassification of gain into earnings	—	(2.0)	—	(2.0)
Change due to income taxes	(1.2)	—	—	(1.2)
Balance at September 30, 2025	$(36.5)	$—	$12.9	$(23.6)

Balance at June 30, 2024	$(119.5)	$11.3	$0.9	$(107.3)
Unrealized gain (loss)	33.8	(0.9)	(0.2)	32.7
Reclassification of gain into earnings	—	(14.1)	—	(14.1)
Change due to income taxes	11.2	3.6	—	14.8
Balance at September 30, 2024	$(74.5)	$(0.1)	$0.7	$(73.9)

Balance at December 31, 2024	$(177.4)	$0.2	$(6.8)	$(184.0)
Unrealized gain	116.4	7.4	2.8	126.6
Reclassification of (gain) loss into earnings	—	(7.6)	17.3	9.7
Change due to income taxes	24.5	—	(0.4)	24.1
Balance at September 30, 2025	$(36.5)	$—	$12.9	$(23.6)

Balance at December 31, 2023	$(82.8)	$12.6	$1.2	$(69.0)
Unrealized gain (loss)	5.7	14.3	(0.6)	19.4
Reclassification of gain into earnings	—	(31.0)	—	(31.0)
Change due to income taxes	2.6	4.0	0.1	6.7
Balance at September 30, 2024	$(74.5)	$(0.1)	$0.7	$(73.9)
The reclassifications effects shown above were immaterial to the financial statements and were made to either cost of sales, SG&A expense, other income (expense) or interest expense depending upon the nature of the underlying transaction. The income tax effects in the three and nine months ended September 30, 2025 on foreign currency translation were due to our cross-currency swap discussed in note 15.
12.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Three months ended September 30,		Nine months ended September 30,
		2025	2024	2025	2024
Stock options	Equity	$3.0	$2.5	$7.8	$8.2
RSUs	Equity	4.1	8.3	27.5	25.9
Other	Both	0.2	1.1	(0.2)	1.6
Total		$7.3	$11.9	$35.1	$35.7
Award classification:
Equity		$7.4	$11.3	$36.2	$35.3
Liability		(0.1)	0.6	(1.1)	0.4
At September 30, 2025, unvested awards have remaining expense of $78.3 million to be recognized over a weighted average period of 1.6 years.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2024	11.9	$21.94
Granted	1.5	16.15
Exercised	(0.1)	7.67
Forfeited	(1.1)	23.31
Balance at September 30, 2025	12.2	$21.17	$0.1	5.8 years
Expected to vest	2.0	19.41	—	8.8 years
Vested	10.2	21.52	0.1	4.6 years
During the nine months ended September 30, 2025, we granted stock options that have a contractual life of ten years and will vest annually over three years, subject to the recipient continuously providing service to us through each such date.

RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2024	4.6	$26.63
Granted	4.7	15.48
Vested	(1.3)	25.96
Forfeited	(1.5)	22.26
Balance at September 30, 2025	6.5	$18.56
During the nine months ended September 30, 2025, we granted RSUs that will vest annually over one to three years, as specified in the terms of the underlying grant agreements, subject to the recipient continuously providing service to us throughout the vesting period. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. We recorded expense on such awards of $(5.4) million and $1.8 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $1.6 million and $6.6 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The expense reversal for the three months ended September 30, 2025 was primarily driven by the forfeiture of awards following the departure of certain executives.
13.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net foreign currency gain (loss) from financing activities	$1.5	$—	$(5.6)	$1.8
Income (expense) related to defined benefit plans	1.5	0.7	(16.3)	1.6
Other	0.7	—	2.4	—
Other income (expense), net	$3.7	$0.7	$(19.5)	$3.4
Other income or expense for the nine months ended September 30, 2025 primarily relates to pension termination costs and the expected returns on defined benefit plan assets.
As described in our Annual Report, we approved the termination of one of our two U.S. Pension Plans in 2024. The pension liability for this plan was partially settled in December 2024 through lump sum distribution payments made to plan participants.
The remaining pension liability was settled in the first quarter of 2025, primarily through the purchase of annuity contracts totaling $97.7 million. As a result of the settlement, we recorded $16.3 million of pension termination costs for the nine months ended September 30, 2025, which were primarily recognized in other income or expense.

The remaining pension surplus from the plan, approximately $48.0 million, will be used by the Company as prescribed by applicable regulations to fund a Qualified Replacement Plan, which will primarily fund future contributions to the Avantor U.S. 401(k) defined contribution plan.
14.    Income taxes
The following table presents the relationship between income tax expense and (loss) income before income taxes:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(Loss) income before income taxes	$(689.5)	$74.5	$(522.1)	$269.7
Income tax expense	(22.3)	(16.7)	(60.5)	(58.6)
Effective income tax rate	(3.2)%	22.4%	(11.6)%	21.7%
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
The change in the effective tax rate for the three and nine months ended September 30, 2025, when compared to the three and nine months ended September 30, 2024, is primarily due to a goodwill impairment charge recorded in the third quarter of 2025 related to our Distribution reporting unit, as described in note 7, and a year-to-date shortfall in the tax deduction arising from the exercise of stock options, in comparison to the related tax expense previously taken on such instruments.
On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (“Act”). As a result of the Act, we anticipate a reduction in our current cash tax obligations of approximately $40.0 million due to changes to several provisions, including the reinstatement of immediate expensing for domestic research and development expenditures, the extension of 100% bonus depreciation for qualified properties and the relaxation of limitations on the deductibility of business interest expense. The impact on income tax expense resulting from the Act is expected to be immaterial.
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
As of September 30, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

(dollars in millions)
Interest rate derivative	Number of instruments	Notional
Interest rate swaps	1	$100.0
Effect of cash flow hedge accounting on AOCI
The table below presents the effect of cash flow hedge accounting on AOCI for the three and nine months ended September 30, 2025 and September 30, 2024.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative				Location of gain or (loss) reclassified from AOCI into income	Amount of gain or (loss) reclassified from AOCI into income
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024		2025	2024	2025	2024
Interest rate products	$—	$(4.0)	$0.1	$4.8	Interest expense, net	$0.1	$11.0	$0.3	$21.5
Total	$—	$(4.0)	$0.1	$4.8		$0.1	$11.0	$0.3	$21.5
Effect of cash flow hedge accounting on the income statement
The table below presents the effect of our derivative financial instruments on the statement of operations for the three and nine months ended September 30, 2025 and September 30, 2024.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(in millions)	Interest expense, net	Interest expense, net	Interest expense, net	Interest expense, net
Total amounts of line items presented in the statements of operations where the effects of cash flow hedges are recorded	$(44.2)	$(48.7)	$(129.8)	$(173.9)
Amount of gain reclassified from AOCI into income	$0.1	$11.0	$0.3	$21.5
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
As of September 30, 2025, we had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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
Effect of net investment hedges on AOCI and the income statement
The table below presents the effect of our net investment hedges on AOCI and the statement of operations for the three and nine months ended September 30, 2025 and September 30, 2024.

Effect of Net Investment Hedges on AOCI and the Income Statement
(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)
	September 30,			September 30,
	2025	2024		2025	2024
Three months ended:
Cross currency swaps	$6.8	$(26.3)	Interest expense, net	$1.9	$3.1
Total	$6.8	$(26.3)		$1.9	$3.1
Nine months ended:
Cross currency swaps	$(93.9)	$2.0	Interest expense, net	$7.2	$9.5
Total	$(93.9)	$2.0		$7.2	$9.5
The Company did not reclassify any other deferred gains or losses related to cash flow hedges from accumulated other comprehensive income (loss) to earnings for the three and nine months ended September 30, 2025 and September 30, 2024 other than those mentioned above.
The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2025 and December 31, 2024:

	Derivative assets				Derivative liabilities
	September 30, 2025		December 31, 2024		September 30, 2025		December 31, 2024
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate products	Other current assets	$—	Other current assets	$0.3	Other current liabilities	$—	Other current liabilities	$—
Foreign exchange products	Other current assets	—	Other current assets	—	Other current liabilities	(108.1)	Other current liabilities	(7.0)
Total		$—		$0.3		$(108.1)		$(7.0)
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
The accumulated gain related to the foreign currency denominated debt previously designated as a net investment hedge classified in the foreign currency translation adjustment component of AOCI was $6.0 million as of September 30, 2025 and December 31, 2024.
The amount of loss related to the foreign currency denominated debt designated as net investment hedges classified in the foreign currency translation adjustment component of other comprehensive income or loss for the three and nine months ended September 30, 2025 and September 30, 2024 are presented below:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net investment hedges	$—	$17.0	$—	$3.3
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
The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	September 30, 2025		December 31, 2024
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$192.7	$192.7	$125.0	$125.0
Senior secured credit facilities:
Euro term loans B-4	87.1	87.7	81.6	82.1
Euro term loans B-5	365.0	365.5	324.5	326.1
U.S. dollar term loans B-6	80.8	81.3	86.6	87.2
2.625% secured notes	293.2	293.2	672.6	668.4
3.875% unsecured notes	800.0	762.4	800.0	729.9
3.875% unsecured notes	469.2	469.3	413.9	413.6
4.625 % unsecured notes	1,550.0	1,525.8	1,550.0	1,480.6
Finance lease liabilities	28.1	28.1	15.0	15.0
Other	8.1	8.1	8.6	8.6
Total	$3,874.2	$3,814.1	$4,077.8	$3,936.5
The fair values of debt instruments are based on standard pricing models that take into account the present value of future cash flows, and in some cases private trading data, which are Level 2 measurements.
Certain financial and non-financial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in specific circumstances, such as when indicators of impairment are present. As discussed in note 7, during the third quarter of 2025, goodwill associated with our Distribution reporting unit was determined to be impaired. As a result, the carrying amount was reduced to its estimated fair value of $3,500.0 million, resulting in an impairment charge of $785.0 million. We estimated the fair value of the Distribution reporting unit using Level 3 inputs under the fair value hierarchy, which included a discounted cash flow analysis.
17.    Subsequent events
In October 2025, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, exclusive of fees, commissions and related transaction expenses. Repurchases may be funded through our available cash, borrowings under existing credit facilities or other financing arrangements approved by the Board of Directors. Management is authorized to repurchase our common stock on the open market or in privately negotiated transactions, through one or more Rule 10b5-1 trading plans, Rule 10b-18 repurchase programs, accelerated share repurchase programs, including any collateral arrangements, or a combination thereof. The timing, manner, price and amount of repurchases will be determined by management depending upon economic, market and other conditions. The repurchase program may be modified, suspended, or terminated at any time. Repurchases under the program will be held as treasury shares.

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
Overview
During the three months ended September 30, 2025, we recorded net sales of $1,623.8 million, net loss of $711.8 million, Adjusted EBITDA of $267.9 million and Adjusted Operating Income of $237.3 million. Net sales declined 5.3%, which included a 4.7% organic net sales decrease compared to the same period in 2024. See “Reconciliations of non-GAAP measures” for reconciliations of net (loss) income to Adjusted EBITDA and Adjusted Operating Income, and net (loss) income margin to Adjusted EBITDA margin and Adjusted Operating Income margin. See “Results of operations” for a reconciliation and explanation of changes of net sales growth (decline) to organic net sales growth (decline).
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

Executive summary

(dollars in millions)	Three months ended September 30,		Change
	2025	2024
Net sales	$1,623.8	$1,714.4	$(90.6)
Gross margin	32.4%	32.9%	(50) bps
Operating (loss) income	$(648.8)	$124.6	$(773.4)
Operating (loss) income margin	(40.0)%	7.3%	(4,730) bps
Net (loss) income	$(711.8)	$57.8	$(769.6)
Net (loss) income margin	(43.8)%	3.4%	(4,720) bps
Adjusted EBITDA	$267.9	$302.5	$(34.6)
Adjusted EBITDA margin	16.5%	17.6%	(110) bps
Adjusted Operating Income	$237.3	$274.8	$(37.5)
Adjusted Operating Income margin	14.6%	16.0%	(140) bps
The third quarter net sales decline was primarily driven by the divestiture of our Clinical Services business within our Advanced Lab Services business, and by reduced customer demand within our Total Science Solutions business, both impacting the Laboratory Solutions segment. These factors contributed to a contraction in gross profit. The decrease in operating income was caused primarily by a non-cash goodwill impairment charge in our Distribution reporting unit, as described in note 7. Lower gross profit resulted in reduced Adjusted Operating Income and Adjusted EBITDA, partially offset by a reduction in SG&A expenses.
Net Sales
Three months ended

(in millions)	Three months ended September 30,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Divestiture impact	Organic net sales growth (decline)
	2025	2024
Laboratory Solutions	$1,096.5	$1,171.5	$(75.0)	$31.0	$(48.4)	$(57.6)
Bioscience Production	527.3	542.9	(15.6)	7.7	—	(23.3)
Total	$1,623.8	$1,714.4	$(90.6)	$38.7	$(48.4)	$(80.9)
Net sales decreased $90.6 million or 5.3%, which included $38.7 million or 2.2% of favorable foreign currency impact and $48.4 million or 2.8% of impact related to our Clinical Services divestiture. Organic net sales decreased by $80.9 million or 4.7%.
In the Laboratory Solutions segment, net sales decreased by $75.0 million or 6.4%, which included $31.0 million or 2.6% of favorable foreign currency impact and $48.4 million or 4.1% of impact related to our Clinical Services divestiture. Organic net sales decreased by $57.6 million or 4.9%. The sales decrease was primarily driven by lower demand for consumables and equipment & instrumentation in our Total Science Solutions business within the Laboratory Solutions segment due to the uncertainty around funding and increased competitive intensity.

In the Bioscience Production segment, net sales decreased by $15.6 million or 2.9%, which included $7.7 million or 1.4% of favorable foreign currency impact. Organic net sales decreased by $23.3 million or 4.3%. The sales decrease was primarily driven by lower sales volume in Silicones, partially offset by higher demand for our formulated offerings to customers in the semiconductor industry.
Nine months ended

(in millions)	Nine months ended September 30,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Divestiture impact	Organic net sales growth (decline)
	2025	2024
Laboratory Solutions	$3,283.6	$3,484.3	$(200.7)	$42.1	$(140.6)	$(102.2)
Bioscience Production	1,605.0	1,612.7	(7.7)	9.0	—	(16.7)
Total	$4,888.6	$5,097.0	$(208.4)	$51.1	$(140.6)	$(118.9)
Net sales decreased $208.4 million or 4.1%, which included $51.1 million or 1.0% of favorable foreign currency impact and $140.6 million or 2.8% of impact related to our Clinical Services divestiture. Organic decline in net sales was $118.9 million or 2.3%.
In the Laboratory Solutions segment, net sales decreased $200.7 million or 5.8%, which included $42.1 million or 1.1% of favorable foreign currency impact and $140.6 million or 4.0% of impact related to our Clinical Services divestiture. Organic net sales decreased $102.2 million or 2.9%. The sales decline was primarily driven by decreased demand for consumables and equipment and instrumentation from our Total Science Solutions business due to the uncertainty around funding and increased competitive intensity.
In the Bioscience Production segment, net sales decreased $7.7 million or 0.5%, which included $9.0 million or 0.5% of favorable foreign currency impact. Organic net sales decreased by $16.7 million or 1.0%. The sales decrease was primarily driven by lower demand for third party clean room consumables due to lower usage, and by declines in our proprietary clinical and industrial chemicals offerings. These decreases were partially offset by growth in process ingredients and excipients and single-use solutions in our bioprocessing business.
Gross margin

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024		2025	2024
Gross margin	32.4%	32.9%	(50) bps	33.0%	33.7%	(70) bps
Three and nine months ended
Gross margin for the three months ended September 30, 2025 contracted by 50 basis points due to inflationary pressures and unfavorable manufacturing variances, partially offset by improved product mix. For the nine months ended September 30, 2025, margin contracted 70 basis points driven by inflationary pressures, unfavorable manufacturing variances and the divestiture of our Clinical Services business, partially offset by lower inventory reserves.

Operating (loss) income

(in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024		2025	2024
Gross profit	$526.5	$564.4	$(37.9)	$1,615.5	$1,716.4	$(100.9)
Operating expenses (excluding impairment charges)	390.3	439.8	(49.5)	1,203.1	1,269.7	(66.6)
Impairment charges	785.0	—	785.0	785.0	—	785.0
Operating (loss) income	$(648.8)	$124.6	$(773.4)	$(372.6)	$446.7	$(819.3)
Three and nine months ended
Operating (loss) income for the three months ended September 30, 2025 decreased primarily due to a non-cash impairment charge in our Distribution reporting unit and lower gross profit, as previously discussed, partially offset by a reduction of SG&A expenses. The reduction in SG&A expenses was driven by lower restructuring and severance charges, savings from our cost transformation initiative and the divestiture of our Clinical Services business.
Operating (loss) income for the nine months ended September 30, 2025 decreased primarily due to a non-cash impairment charge in our Distribution Lab reporting unit and lower gross profit, as previously discussed, partially offset by a reduction of SG&A expenses. The reduction in SG&A expenses was driven by lower restructuring and severance charges, savings from our cost transformation initiative and the divestiture of our Clinical Services business.
Net (loss) income

(in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024		2025	2024
Operating (loss) income	$(648.8)	$124.6	$(773.4)	$(372.6)	$446.7	$(819.3)
Interest expense, net	(44.2)	(48.7)	4.5	(129.8)	(173.9)	44.1
Loss on extinguishment of debt	(0.2)	(2.1)	1.9	(0.2)	(6.5)	6.3
Other income (expense), net	3.7	0.7	3.0	(19.5)	3.4	(22.9)
Income tax expense	(22.3)	(16.7)	(5.6)	(60.5)	(58.6)	(1.9)
Net (loss) income	$(711.8)	$57.8	$(769.6)	$(582.6)	$211.1	$(793.7)
Three and nine months ended
Net (loss) income for the three months ended September 30, 2025 decreased primarily due to lower operating (loss) income, as previously discussed, and higher income tax expense, partially offset by lower interest expense resulting from debt repayments made over the last twelve months.
Net (loss) income for the nine months ended September 30, 2025 decreased primarily due to lower operating (loss) income, as previously discussed, and pension termination charges, partially offset by lower interest expense resulting from debt repayments made over the last twelve months.

Adjusted EBITDA and Adjusted EBITDA margin
For reconciliations of Adjusted EBITDA and Adjusted EBITDA margin to net (loss) income and net (loss) income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024		2025	2024
Adjusted EBITDA	$267.9	$302.5	$(34.6)	$817.3	$891.1	$(73.8)
Adjusted EBITDA margin	16.5%	17.6%	(110) bps	16.7%	17.5%	(80) bps
Three and nine months ended
For the three months ended September 30, 2025, Adjusted EBITDA decreased by $34.6 million or 11.4%, which included a favorable foreign currency translation impact of $6.4 million or 2.2%. The remaining decline of $41.0 million or 13.6% was primarily driven by the divestiture of our Clinical Services business and lower gross profit, partially offset by savings from our cost transformation initiative.
For the nine months ended September 30, 2025, Adjusted EBITDA decreased by $73.8 million or 8.3%, which included a favorable foreign currency translation impact of $8.4 million or 0.9%. The remaining decline of $82.2 million or 9.2% was primarily driven by the divestiture of our Clinical Services business and lower gross profit, partially offset by savings from our cost transformation initiative.
Adjusted Operating Income and Adjusted Operating Income margin
For reconciliations of Adjusted Operating Income and Adjusted Operating Income margin to net (loss) income and net (loss) income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2025	2024		2025	2024
Adjusted Operating Income:
Laboratory Solutions	$123.6	$151.5	$(27.9)	$395.9	$450.7	$(54.8)
Bioscience Production	127.7	138.1	(10.4)	390.8	409.0	(18.2)
Corporate	(14.0)	(14.8)	0.8	(54.4)	(49.2)	(5.2)
Total	$237.3	$274.8	$(37.5)	$732.3	$810.5	$(78.2)

Adjusted Operating Income margin	14.6%	16.0%	(140) bps	15.0%	15.9%	(90) bps
Three months ended
Adjusted Operating Income decreased $37.5 million or 13.6%, which included a favorable foreign currency translation impact of $5.4 million or 2.0%. The remaining decline of $42.9 million or 15.6% is further discussed below.

In the Laboratory Solutions segment, Adjusted Operating Income declined $27.9 million or 18.4%, or 20.7% when adjusted for favorable foreign currency translation impact. The decrease was primarily due to the divestiture of our Clinical Services business, lower sales volume and inflationary pressures, partially offset by savings from our cost transformation initiative.
In the Bioscience Production segment, Adjusted Operating Income declined $10.4 million or 7.5%, or 8.9% when adjusted for favorable foreign currency translation impact. The decrease was primarily driven by lower sales volume, partially offset by commercial excellence.
In Corporate, Adjusted Operating Income decreased $0.8 million due to various immaterial factors.
Nine months ended
Adjusted Operating Income decreased $78.2 million or 9.6%, which included a favorable foreign currency translation impact of $6.8 million or 0.9%. The remaining decline was $85.0 million or 10.5%, which is further discussed below.
In the Laboratory Solutions segment, Adjusted Operating Income declined $54.8 million or 12.2%, or 13.2% when adjusted for favorable foreign currency translation impact. The decrease was primarily due to the divestiture of our Clinical Services business, lower sales volumes and inflationary pressures, partially offset by savings from our cost transformation initiative.
In the Bioscience Production segment, Adjusted Operating Income declined $18.2 million or 4.4%, or 5.0% when adjusted for favorable foreign currency translation impact. The decrease was primarily driven by lower sales volume and unfavorable manufacturing variances, partially offset by commercial excellence and savings from our cost transformation initiative.
In Corporate, Adjusted Operating Income decreased $5.2 million due to immaterial offsetting factors.

Reconciliations of non-GAAP measures
The following table presents the reconciliation of net (loss) income and net (loss) income margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively:

(dollars in millions, % based on net sales)	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
Net (loss) income	$(711.8)	(43.8)%	$57.8	3.4%	$(582.6)	(11.9)%	$211.1	4.1%
Interest expense, net	44.2	2.7%	48.7	2.8%	129.8	2.7%	173.9	3.4%
Income tax expense	22.3	1.4%	16.7	1.0%	60.5	1.1%	58.6	1.2%
Depreciation and amortization	104.5	6.5%	102.4	5.9%	306.9	6.3%	304.6	5.9%
Loss on extinguishment of debt	0.2	—%	2.1	0.1%	0.2	—%	6.5	0.1%
Restructuring and severance charges[1]	2.2	0.1%	49.4	2.9%	28.0	0.6%	82.3	1.7%
Transformation expenses[2]	13.7	0.8%	17.1	1.0%	49.5	1.0%	46.6	0.9%
Reserve for certain legal matters, net[3]	1.6	0.1%	7.9	0.5%	5.2	0.1%	7.9	0.2%
Other[4]	7.8	0.5%	0.4	—%	18.5	0.4%	(0.4)	—%
Pension termination charges[5]	(1.8)	(0.1)%	—	—%	16.3	0.3%	—	—%
Impairment charges[6]	785.0	48.3%	—	—%	785.0	16.1%	—	—%
Adjusted EBITDA	$267.9	16.5%	$302.5	17.6%	$817.3	16.7%	$891.1	17.5%
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
4.Represents net foreign currency (gain) loss from financing activities, other stock-based compensation expense (benefit), a purchase price adjustment related to the sale of our Clinical Services business in 2024, and $6.1 million of severance and transition costs associated with the replacement of our Chief Executive Officer.
5.As described in note 13 to our unaudited condensed consolidated financial statements.
6.As described in note 7 to our unaudited condensed consolidated financial statements.

The following table presents the reconciliation of net (loss) income and net (loss) income margin to Adjusted Operating Income and Adjusted Operating Income margin, respectively:

(dollars in millions, % based on net sales)	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
Net (loss) income	$(711.8)	(43.8)%	$57.8	3.4%	$(582.6)	(11.9)%	$211.1	4.1%
Interest expense, net	44.2	2.7%	48.7	2.8%	129.8	2.7%	173.9	3.4%
Income tax expense	22.3	1.4%	16.7	1.0%	60.5	1.1%	58.6	1.2%
Loss on extinguishment of debt	0.2	—%	2.1	0.1%	0.2	—%	6.5	0.1%
Other income (expense), net	(3.7)	(0.3)%	(0.7)	—%	19.5	0.5%	(3.4)	(0.1)%
Operating (loss) income	(648.8)	(40.0)%	124.6	7.3%	(372.6)	(7.6)%	446.7	8.7%
Amortization	76.1	4.7%	75.4	4.3%	225.5	4.6%	225.6	4.4%
Restructuring and severance charges[1]	2.2	0.1%	49.4	2.9%	28.0	0.6%	82.3	1.7%
Transformation expenses[2]	13.7	0.8%	17.1	1.0%	49.5	1.0%	46.6	0.9%
Reserve for certain legal matters, net[3]	1.6	0.1%	7.9	0.5%	5.2	0.1%	7.9	0.2%
Other[4]	7.5	0.6%	0.4	—%	11.7	0.2%	1.4	—%
Impairment charges[5]	785.0	48.3%	—	—%	785.0	16.1%	—	—%
Adjusted Operating Income	$237.3	14.6%	$274.8	16.0%	$732.3	15.0%	$810.5	15.9%
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
4.Represents other stock-based compensation expense (benefit), a purchase price adjustment related to the sale of our Clinical Services business in 2024, and $6.1 million of severance and transition costs associated with the replacement of our Chief Executive Officer.
5.As described in note 7 to our unaudited condensed consolidated financial statements.
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows and credit facilities. Most of our long-term financing is from indebtedness. For the three and nine months ended September 30, 2025, we generated $207.4 million and $471.1 million of cash from operating activities, respectively, ended the quarter with $251.9 million of cash and cash equivalents and our availability under our credit facilities was $1,009.4 million.

As disclosed in Note 10, in connection with the October 2025 refinancing, we amended our revolving credit facility to obtain an additional $425.0 million in available funding, increasing the total availability under the facility to $1,400.0 million.
In accordance with ASC 470-10-45-14 and ASC 855, we reclassified the 2.625% secured notes and Euro term loans B-5 from current liabilities to noncurrent liabilities in the accompanying balance sheet as of September 30, 2025. As a result of the refinancing, we have no debt repayments due in the next twelve months other than required term loan payments of $20.8 million and repayment of receivables facility borrowings of $192.7 million as of September 30, 2025.
In October 2025, we repaid the outstanding borrowings and terminated our receivables facility.
In October 2025, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, exclusive of fees, commissions and related transaction expenses. Repurchases may be funded through our available cash, borrowings under existing credit facilities or other financing arrangements approved by the Board of Directors. Management is authorized to repurchase our common stock on the open market or in privately negotiated transactions, through one or more Rule 10b5-1 trading plans, Rule 10b-18 repurchase programs, accelerated share repurchase programs, including any collateral arrangements, or a combination thereof. The timing, manner, price and amount of repurchases will be determined by management depending upon economic, market and other conditions. The repurchase program may be modified, suspended, or terminated at any time. Repurchases under the program will be held as treasury shares.
Liquidity
The following table presents our primary sources of liquidity:

(in millions)	September 30, 2025
	Receivables facility	Revolving credit facility	Total
Unused availability under credit facilities:
Capacity	$238.2	$975.0	$1,213.2
Undrawn letters of credit outstanding	(3.6)	(7.5)	(11.1)
Outstanding borrowings	(192.7)	—	(192.7)
Unused availability	$41.9	$967.5	$1,009.4
Cash and cash equivalents			251.9
Total liquidity			$1,261.3
As of September 30, 2025, some of our credit line availability depends upon maintaining a sufficient borrowing base of eligible accounts receivable. We believe that we have sufficient capital resources to meet our liquidity needs.
During the period ended September 30, 2025, our debt agreements included representations and covenants that we considered usual and customary, and our receivables facility and senior secured credit facilities included a financial covenant that would become applicable for periods in which we have drawn more than 35% of our revolving credit facility under the senior secured credit facilities. In that circumstance, we would not have been permitted to have combined borrowings on our senior secured credit facilities and secured notes in excess of a pro forma net leverage ratio, as defined in our credit agreements (as in effect during the quarter ended September 30, 2025). As we had not drawn more than

35% of our revolving credit facility in this period, this covenant was not applicable at September 30, 2025. As disclosed in note 10, both the newly issued senior secured term loans and the amended revolving credit facility include covenants that we consider to be usual and customary. As part of the refinancing and addition of the new €400.0 million term loan, (i) the leverage-based financial covenant in the credit facility agreement became a full-time financial maintenance covenant, whereas previously it had been a “springing covenant”, and (ii) a new consolidated interest coverage ratio financial maintenance covenant was added to the credit facilities agreement, in both cases on usual and customary terms for facility agreements governing these types of senior secured term loan and revolving credit facilities.
At September 30, 2025, $224.2 million or 89.0% of our $251.9 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.
Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Nine months ended September 30,		Change
	2025	2024
Operating activities:
Net (loss) income	$(582.6)	$211.1	$(793.7)
Non-cash items[1]	1,154.1	355.3	798.8
Working capital changes[2]	(49.5)	62.3	(111.8)
All other	(50.9)	38.8	(89.7)
Total	$471.1	$667.5	$(196.4)
Investing activities:
Capital expenditures	(93.3)	(121.3)	28.0
Other	2.5	1.7	0.8
Total	$(90.8)	$(119.6)	$28.8
Financing activities	(410.1)	(525.9)	115.8
━━━━━━━━━
1.Consists of typical non-cash charges including depreciation and amortization, stock-based compensation expense, deferred income tax expense, impairment charges, non-cash restructuring charges and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $196.4 million less cash in 2025, primarily due to a reduction in net income, as previously discussed, higher net working capital requirements and higher incentive compensation payments made in 2025 related to fiscal year 2024.
Investing activities used $28.8 million less cash in 2025. The change was primarily attributable to a decrease in capital expenditures compared to the prior year.
Financing activities used $115.8 million less cash in 2025, primarily due to the lower prepayments of term loans and increased borrowings from our receivables facility in the current year, partially offset by a decrease in proceeds from stock option exercises compared to the prior year.

Free cash flow

(in millions)	Nine months ended September 30,		Change
	2025	2024
Net cash provided by operating activities	$471.1	$667.5	$(196.4)
Capital expenditures	(93.3)	(121.3)	28.0
Divestiture-related transaction expenses and taxes paid	1.4	—	1.4
Free cash flow	$379.2	$546.2	$(167.0)
Free cash flow was $167.0 million lower in 2025, primarily due to lower cash flow from operating activities as previously discussed, partially offset by a decrease in capital expenditures.
Indebtedness
For information about our indebtedness, refer to the section entitled “Liquidity” and note 10 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”
Item 3.    Quantitative and qualitative disclosures about market risk
Quantitative and qualitative disclosures about market risk appear in Item 7A “Quantitative and qualitative disclosures about market risk” in our Annual Report. There were no material changes during the quarter ended September 30, 2025 to this information as reported in our Annual Report.
Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
Securities Trading Plans of Directors and Officers
No directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K, during the three months ended September 30, 2025.

Item 6.    Exhibits

Location of exhibits
Exhibit no.	Exhibit description	Form	Exhibit no.	Filing date
10.1^	Contract of Employment, issued on July 11, 2025, between the Company and Emmanuel Ligner	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
101	XBRL exhibits	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
━━━━━━━━━
*        Filed herewith
**        Furnished herewith
^    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avantor, Inc.

Date: October 29, 2025	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)