Form 10-K
period 2025-12-31
Avantor, Inc.
filed 2026-02-11
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-K
━━━━━━━━━
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of common stock held by our non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,173,395,483.
On February 5, 2026, 682,055,932 shares of common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for our 2026 annual meeting of stockholders will be filed with the SEC on or before 120 days after our 2025 fiscal year-end and are incorporated by reference into Part III of this report.

Avantor, Inc. and subsidiaries
Form 10-K for the fiscal year ended December 31, 2025

i

Glossary

Description
the Company, we, us, our	Avantor, Inc. and its subsidiaries
2019 Plan	the Avantor, Inc. 2019 Equity Incentive Plan, a stock-based compensation plan
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Adjusted Operating Income	our earnings or loss before interest, taxes, amortization and certain other adjustments
Advanced Lab Services	Services and products designed to optimize and manage end-to-end laboratory operations for customers across industries such as biopharma, education, industrial, and technology sectors
AI	artificial intelligence
AMEA	Asia, Middle-East and Africa
AOCI	accumulated other comprehensive income or loss
Applied Solutions	Proprietary formulated solutions for semiconductor manufacturing, proprietary chemicals for healthcare, biopharma, and diagnostic applications as well as chemicals and PPE for industrial applications
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bioprocessing	Process ingredients and excipients, single use systems and integrated solutions, and controlled environment consumables used to support the production of biologic drugs and therapies
BIS	the Bureau of Industry and Security
CERCLA	the Comprehensive Environmental Response Compensation and Liability Act
cGMP	Current Good Manufacturing Practice
CODM	chief operating decision maker
COVID-19	Coronavirus disease of 2019
DDTC	Directorate of Defense Trade Controls
DEA	Drug Enforcement Administration
DHHS	Department of Health and Human Services
EMA	European Medicines Agency
EPA	the U.S. Environmental Protection Agency
ERP	enterprise resource planning
EU	European Union
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States

Description
FCPA	the United States Foreign Corrupt Practices Act
FDA	United States Food and Drug Administration
FDII	Foreign-Derived Intangible Income
GAAP	United States generally accepted accounting principles
GDPR	the General Data Protection Regulation
GILTI	Global Intangible Low-Taxed Income
ICH Q7	the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use - Good Manufacturing Practice Guidance for Active Pharmaceutical Ingredients
IPO	initial public offering
ISO	International Organization for Standardization or international equivalents
ITAR	the International Traffic In Arms Regulations
Laboratory Specialty Products	Proprietary chemicals and products for multiple industries, including biopharma, healthcare, industrial, mining, and education, among others
Long-Term	period other than Short-Term
Masterflex	Masterflex LLC, a company we acquired in November 2021
NAV	Net Asset Value
NIH	National Institutes of Health
NuSil	NuSil Acquisition Corp, NuSil Investments LLC and subsidiaries, a business organization with which we merged in 2016
NYSE	the New York Stock Exchange
OCI	other comprehensive income or loss
OEM	original engineering manufacturers
OFAC	the U.S. Department of the Treasury’s Office of Foreign Assets Control
OSHA	the U.S. Occupational Safety & Health Administration
Ritter	Ritter GmbH and affiliates, a company we acquired in June 2021
RSU	restricted stock units represent equity awards that may be subject to service, performance, or market conditions, or a combination of these criteria
SEC	the United States Securities and Exchange Commission
SG&A expenses	selling, general and administrative expenses
Short-Term	period less than a year from the reporting date
Silicones	Ultra-high purity medical and aerospace grade silicone formulations
SKU	stock keeping unit
SOFR	secured overnight financing rate
specialty procurement	product sales related to customer procurement services
Total Science Solutions	Mission-critical consumables, chemicals, and equipment and instrumentation used by scientists in their labs
VWR	VWR Corporation and its subsidiaries, a company we acquired in November 2017

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
•adverse trends in consumer, business, and government spending (including impacts resulting from a U.S government shutdown);
•our dependence on sole or limited sources for some essential materials and components;
•our ability to successfully value and integrate acquired businesses;
•our products’ satisfaction of applicable quality criteria, specifications and performance standards;
•our ability to maintain our relationships with key customers;
•our ability to maintain our relationships with suppliers;
•our ability to maintain our customer base and our expected volume of customer orders;
•our ability to maintain and develop relationships with drug manufacturers and contract manufacturing organizations;
•the impact of new laws, regulations, government policies or orders or other industry standards;

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
We are a leading global provider of mission-critical products and services to customers in the biopharma & healthcare, education & government, and advanced technologies & applied materials end markets. Our business model is grounded in supporting our customers from discovery to delivery and Avantor is embedded in virtually every stage of the most important research, scale-up and manufacturing activities in the industries we serve.
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
We go to market in two primary ways. First, in our channel business, VWR, we distribute consumables and equipment to laboratories around the world. Second, we manufacture proprietary products used in life sciences and medical technology applications.
The VWR channel includes a private label offering that enables more than 5,000 suppliers to provide products using the VWR label; millions of SKUs from the most renowned life sciences suppliers in the world; and value-add services where approximately 2,000 of our associates work alongside our customers to ensure scientists can focus on what they do best.
Our specialty product manufacturing offering includes J.T. Baker high-purity chemicals; Masterflex, a fluid handling company; and NuSil, which produces high-purity silicone for human implants.
We have a number of distinctive capabilities that set us apart from other companies in our space. For example, our global footprint offers extraordinary customer access, enabling us to serve more than 300,000 customer locations in approximately 180 countries around the world.
Corporate History
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

Business segments
We report financial results in two segments: Laboratory Solutions and Bioscience Production. The following chart presents the approximate mix of net sales for each of those segments during 2025:
Within our reportable segments, we sell materials & consumables, equipment & instrumentation and services & specialty procurement to customers in the biopharmaceutical, healthcare, education & government and advanced technologies & applied materials industries. The following charts present the approximate mix of net sales for each of these groups during 2025:
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
In aggregate, we provide millions of SKUs, including high value specialty products developed to exacting purity and performance specifications. Our proprietary brands have been specified and trusted for decades. For example:
•VWR is one of the leading distribution brands in the U.S. and Europe.
•Masterflex is recognized for high-quality tubing and pump systems used in research and industrial fluid transfer applications.
•J.T. Baker is a top provider of high-purity bioprocessing chemicals, trusted by life sciences and electronic materials customers globally, with manufacturing capabilities that support ultra-stringent purity requirements.
•NuSil is a prominent supplier of human implant, high-purity silicone. These high-purity, customized silicones have been trusted for more than 30 years by leading medical device manufacturers and aerospace companies.
All of our capabilities are underpinned by our Avantor Business System which drives execution and continuous improvement. We manufacture products that meet or exceed the demanding requirements of our customers across a number of highly regulated industries.
Our services organization of approximately 2,000 associates work side-by-side with our customers to support their workflows. Our traditional service offerings focus on the needs of laboratory scientists and include procurement, logistics, inventory and stock room management, chemical and equipment tracking and glassware autoclaving. In addition, we offer more complex and value-added scientific research support and production services such as DNA extraction, media preparation, bioreactor servicing and compound management, and cleanroom control, monitoring, maintenance and sanitization.
Customers
We benefit from longstanding customer relationships, and approximately 45% of our 2025 net sales came from customers that have had relationships with us for 15 years or more. We also have a diverse customer base with no single end customer comprising more than 5% of net sales.
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
Sales channels
We reach our customers throughout the Americas, Europe and AMEA via a well-trained global sales force, comprehensive websites and targeted catalogs. Our sales force is comprised of approximately 3,400 sales and sales support professionals, including over 170 sales specialists selected for their in-depth industry and product knowledge. Our sales professionals include native speakers for each of the countries in which we operate, allowing us to have high impact interactions with our customers across the globe.
Our e-commerce platform plays a vital role in how we conduct business with our customers. In 2025, approximately 80% of our transactions came from our digital channels. Our websites utilize search analytics and feature personalized search tools, customer specific web solutions and enhanced data that optimize our customers’ online purchasing experience with rich content and AI-based recommendations and better integrate our customers’ processes with our own. Our websites are designed to integrate acquisitions, drive geographical expansion and serve segmented market needs with ease. In addition, we have introduced digital services and solutions that streamline lab procurement and operations and have become embedded into many customers’ laboratories, such as Avantor’s Inventory Manager.
Infrastructure
We have more than 200 facilities strategically located throughout the globe that include manufacturing, distribution, service and research & technology.
We operate over 40 global manufacturing facilities, including 6 facilities that are cGMP compliant and have been registered with the FDA or comparable foreign regulatory authorities. Our facilities are strategically located in North America, Europe and the AMEA region to facilitate supply chain efficiency and proximity to customers. Our manufacturing capabilities include: (i) an ability to quickly change specifications depending on customer needs; (ii) our flexible unit operations, which allow for production scalability, from laboratory pre-clinical development to large-volume commercialization; (iii) proprietary purification technologies designed to ensure lot-to-lot consistency through ultra-low impurity levels; (iv) rigorous analytical quality control testing; and (v) robust regulatory and quality control procedures. Our global network of distribution centers gives our customers security of supply and real-time flexibility. We also have 15 innovation centers that enable extensive collaboration and customization, critical elements for serving highly regulated, specification-driven applications.
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
Sustainability
Our Science for Goodness sustainability platform enhances our approach for creating long-term stakeholder value by embedding sound environmental and corporate responsibility practices into our operations and business strategy. The platform also enables us to regularly measure and report progress on relevant sustainability metrics and goals.
Our approach to sustainability is reflected in our people, the products we create, the transformative services we provide, and the integrity with which we serve our stockholders, business partners, suppliers, customers, associates, and communities. Our strategy includes programs to monitor, measure, and reduce greenhouse gas emissions, efficiently manage resource use, and reduce end of life impact of products. We directly engage our supply chain on these efforts through Avantor’s Responsible Supplier Program. The program enables collaboration with supplier partners to identify challenges and solutions focused on four priority topic areas: climate change, human rights, resource circularity, and natural resource conservation.
In 2025, Avantor received several important accolades for our efforts. For a third consecutive year, we received a Bronze Medal from EcoVadis, a leader in sustainability ratings, and were also recognized for the second time as a “Best Place to Work for Disability Inclusion” by Disability:IN.
Employees and human capital resources
Our success depends on our ability to attract, retain and motivate highly qualified and diverse talent. As of December 31, 2025, we had approximately 13,500 employees located in over 30 different countries in a variety of roles. Approximately 4,800 of our associates were employed in the U.S. We believe that our relations with our employees are good. As of December 31, 2025, approximately 5% of our employees in North America were represented by unions, and a majority of our employees in Europe were represented by workers’ councils or unions. We compete in the highly competitive life sciences industry. Attracting, developing and retaining talented people in technical, marketing, sales, research and other positions is crucial to executing our strategy and our ability to compete effectively. Our ability to recruit and retain such talent depends on a number of factors, including a positive and inclusive work environment and culture, compensation and benefits, talent development and career growth and opportunities, and protecting the health, safety and well-being of our associates. To that end, we invest in our associates in order to be an employer of choice. Our associates reflect the communities in which we live and work, the customers we serve, and possess a broad range of thought and experiences that have helped Avantor achieve our goal of setting science in motion to create a better world.
People & culture
Enhancing our Associate Experience is a strategic priority for Avantor. Our values give our associates a foundation for how we want to work together. Innovation, Customer-centricity, Accountability, Respect, and Excellence are the building blocks of our inclusive company culture and send a strong message to our associates, customers, suppliers, stockholders and communities: ICARE. In addition, our executive leaders serve as sponsors of our Associate-Centric Teams (ACTs) in support of our belonging and engagement initiatives. ACTs are employee resource groups that foster an inclusive work environment, build connections, create community, and promote career opportunities. Based on common interests, backgrounds or characteristics, ACTs are open to all associates. Additionally, Avantor’s Talent Philosophy is a part of commitment to our associates and guides our managers in their role in supporting our people and our culture.
Compensation and benefits
We are committed to rewarding, supporting and developing the associates who make it possible to deliver on our strategy. To that end, we offer a comprehensive total rewards program aimed at the varying health, home-life and financial needs of our diverse global associates. Our total rewards package includes market-competitive pay, broad-based stock grants and bonuses, healthcare benefits, retirement savings plans, an employee stock purchase plan, paid time off and family leave, flexible work schedules, access to wellness programs, free physicals and flu vaccinations, and an Employee Assistance Program and other mental health services.
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
Intellectual property
We rely on intellectual property rights, nondisclosure and other contractual provisions and technical measures to protect our offerings, services and intangible assets. Much of our intellectual property is know-how and asset configurations that we treat as trade secrets. These proprietary rights are important to our ongoing operations. In some instances, we may license our technology to third parties or may elect to license intellectual property from others. We have applied in the United States and certain foreign countries for registration of a number of trademarks, service marks and patents, some of which have been registered and issued. We also hold common law rights in various trademarks and service marks. Other than our Avantor, VWR, J.T. Baker, NuSil and Masterflex trademarks, we do not consider any particular patent, trademark, license, franchise or concession to be material to our overall business.
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
We face competition across our products and the markets in which we operate, both domestically and internationally. Competition is driven by proprietary technologies and know-how, capabilities, consistency of operational performance, quality, supply chain control, price, value and speed. Our competitors range from regional companies, which may be able to more quickly respond to customers’ needs because of geographic proximity, to large multinational companies, which may have greater financial, marketing, operational and research and development resources (R&D) than we do, allowing for a more rapid response with new, alternative or emerging technologies. Such actions may increase pricing pressure on us or cause us to lose existing market share. In addition, consolidation trends in the biopharma and healthcare industries have served to create fewer customer accounts and to concentrate purchasing decisions for some customers, resulting in increased pricing pressures. New competitors in low-cost manufacturing locations, particularly developing markets, may create increased pricing and competitive pressures and impede our goal to grow in those markets. Failure to anticipate and respond to competitors’ actions may adversely affect our results of operations and financial condition.
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
As we continue to refine our business model, we may also pursue divestitures in line with our new operating model. Our ability to manage our business and conduct our global operations while also pursuing our strategies for improving growth and optimizing costs requires considerable management attention and resources and is subject to the challenges of supporting a rapidly growing business in an environment with varying cultural, commercial, legal and regulatory frameworks. Our failure to implement these strategies in a cost-effective and timely manner could have an adverse effect on our business, results of operations and financial condition.
Part of our growth strategy is to pursue strategic acquisitions, which will subject us to a variety of risks that could harm our business.
As part of our business strategy, we may pursue and complete selective acquisition opportunities. There can be no assurances that we will be able to complete suitable acquisitions for a variety of reasons, including the identification of, and competition for, acquisition targets, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction and the inability to finance the transaction on commercially acceptable terms. In addition, any completed acquisition will subject us to a variety of other risks, including: (i) potential adverse effects on our business relationships with existing or future suppliers and other business partners (in particular, to the extent we consummate acquisitions that vertically integrate portions of our business); (ii) the assumption of substantial actual or contingent liabilities, known or unknown, including environmental liabilities; (iii) failure to meet expectations of future financial performance; (iv) delays or reductions in realizing expected synergies; (v) substantial unanticipated costs or other problems associated with acquired businesses or devoting time and capital to investigate a potential acquisition that is not completed; (vi) failure to achieve intended objectives for a transaction; (vii) failure to retain key personnel, customers and suppliers of the acquired business; and (viii) adverse impacts resulting from impairment charges on goodwill, other intangible assets and tangible assets. These factors related to our acquisition strategy, among others, could have an adverse effect on our business, financial condition and results of operations.
The customers we serve have experienced, and will continue to experience, significant industry-related changes that could adversely affect our business.
Many of the customers we serve have experienced, and are expected to continue to experience, significant industry-related changes, including reductions in governmental funding or payments for biopharmaceutical products, expirations of significant patents, adverse changes in legislation or regulations regarding the delivery or pricing of general healthcare services or mandated benefits, and increased requirements on quality. General industry changes include: (i) development of large and sophisticated group purchasing organizations and on-line auction sites that increase competition for, and reduce spending on, laboratory products; (ii) consolidation of biopharmaceutical companies resulting in a rationalization of research expenditures; (iii) increased regulatory scrutiny over drug production requiring safer raw materials; (iv) customers’ purchasing the products that we supply directly from our suppliers; and (v) significant reductions in development and production activities.
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
Reductions in customers’ research budgets or government funding may adversely affect our business.
Many of our customers are universities, government research laboratories, private foundations and other institutions that are dependent on grants from government agencies, such as the NIH, for funding. R&D spending by our customers may fluctuate based on spending priorities and general economic conditions. The level of government funding for R&D is unpredictable. Reductions or delays in governmental spending could cause customers to delay or forego purchases of our products. If government funding necessary for the purchase of our products were to decrease, our business and results of operations could be adversely affected. Spending by some of these customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending.
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
We have global operations and derive a substantial portion of our net sales from customers outside of the United States. Accordingly, our international operations or those of our international customers could be substantially affected by a number of risks arising from operating an international business, including: (i) limitations on repatriation of earnings; (ii) taxes on imports; (iii) the possibility that unfriendly nations or groups could boycott our products; (iv) general economic and political conditions in the markets where we operate, including changes in inflation and interest rates, instability in the global banking industry, rising energy prices, potential energy shortages and actual or anticipated military or political conflicts, such as the ongoing Ukraine/Russia or Israel/Hamas conflicts; (v) foreign currency exchange rate fluctuations; (vi) escalation of geopolitical tensions or potential changes in diplomatic and trade relationships, including potential changes to trade restrictions, tariffs and exchange controls and political and trade uncertainty in China along with potential retaliatory tariffs by other countries; (vii) a global health crisis; (viii) potential increased costs associated with overlapping tax structures; (ix) potential increased reliance on third parties within less developed markets; (x) more limited protection for intellectual property rights in some countries; (xi) difficulties and costs associated with staffing and managing foreign operations; (xii) difficulties in complying with a wide variety of foreign laws and regulations and unexpected changes thereto and costs associated with compliance; (xiii) expanded enforcement of laws related to data protection and personal privacy; (xiv) the risk that certain governments may adopt regulations or take other actions that would have a direct adverse impact on our business and market opportunities, including nationalization of private enterprise; (xv) violations of anti-bribery and anti-corruption laws, such as the FCPA; (xvi) violations of economic sanctions laws, such as the regulations enforced by OFAC; (xvii) longer accounts receivable cycles in certain foreign countries, whether due to cultural differences, exchange rate fluctuation or other factors; (xviii) the credit risk of local customers and distributors; (xix) limitations on our ability to enforce legal rights and remedies with third parties or partners outside of the United States; (xx) import and export licensing requirements and other restrictions, such as those imposed by OFAC, BIS, DDTC and comparable regulatory agencies and policies of foreign governments; and (xxi) changes to our distribution networks.
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
Further, we have a substantial amount of Euro denominated indebtedness, as well as intercompany loans and short-term intercompany balances with the Euro as their functional currency. Fluctuations in the exchange rate between U.S. dollars and Euros may have a material adverse effect on our ability to repay such indebtedness. See Part I, Item 7A, “Quantitative and qualitative disclosures about market risk.”
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
While we have implemented cybersecurity and data protection measures, our efforts to minimize the risks and impacts of cyberattacks and protect our information systems may be insufficient and we may experience significant breaches or other failures or disruptions that could compromise our systems and data and, ultimately, affect our business operations and our financial position or results of operations. New technology that could result in greater operational efficiency, such as the development and adoption of AI and machine learning technology, may further expose our systems and businesses to the risk of cyberattacks. Like other companies, the systems and networks we maintain and third party systems and networks we use have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, including physical or electronic break-ins or unauthorized tampering, as well as attempted cyber and other security threats and other attacks such as “denial of service” attacks, phishing, untargeted but sophisticated and automated attacks, ransomware, and other disruptive software. We are also exposed to similar risks resulting from cyberattacks that are experienced by our third-party service providers. For example, we and many of the third-party service providers we rely on use generative AI, which increases the risk that our confidential or proprietary information or personal data could be inadvertently or maliciously exposed. Security breaches can also occur as a result of intentional or inadvertent actions by our employees, third-party service providers or their personnel or other parties.
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
Our brands, particularly our J.T. Baker, NuSil, VWR and Masterflex brands, are valuable assets. Therefore, we actively manage our trademark portfolio, including by maintaining registrations for long-standing trademarks and applying to obtain trademark registrations for new brands. We also police our trademark portfolio against infringement. Our efforts to protect and defend our trademarks may be unsuccessful against competitors or other third parties for a variety of reasons. To the extent that third parties or distributors sell products that are counterfeit versions of our branded products, our customers could inadvertently purchase products that are inferior. This could cause our customers to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our sales.
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
We sell our products in industries that are characterized by significant technological changes, frequent new product and technology introductions and evolving industry standards. As a result, our customers’ needs are rapidly evolving. If we do not appropriately innovate and invest in new technologies, our offerings may become less desirable in the markets we serve, and our customers could move to new technologies offered by our competitors or make products themselves. Without the timely introduction of new products, services and enhancements, our offerings will likely become less competitive over time, in which case, our competitive position, net sales and operating results could suffer. To the extent we fail to timely introduce new and innovative products or services, adequately predict our customers’ needs or fail to obtain desired levels of market acceptance, our business may suffer.

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
Our operations depend upon our ability to obtain high-quality raw materials meeting our specifications and other requirements at reasonable prices, including various active pharmaceutical ingredients, components, compounds, excipients and other raw materials, many of which are sole-sourced due to market or customer demands. Our ability to maintain an adequate supply of such materials could be impacted by the availability and price of those raw materials and maintaining relationships with key suppliers.
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
We continue to focus on strategies and systems, such as reducing greenhouse gas emissions and packaging waste, to address climate change. However, we face climate and environmental risks and the occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, drought, storms, sea level rise, floods, and other severe hazards or accidents in countries or regions in which we operate could adversely affect our operations and financial performance. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business, financial condition and results of operations. We also monitor rules and regulations related to sustainability and corporate responsibility disclosure obligations, which may expose us to increased costs associated with additional reporting obligations. In addition, we have established and publicly announced goals and commitments to reduce our carbon footprint, including targets to reduce greenhouse gas emissions (scope 1, scope 2 and scope 3). If we are unable to achieve, or improperly report on our progress toward, our carbon footprint reduction goals and commitments, this may result in litigation and/or regulatory action as well as negative publicity, which could lead to the loss of business, adverse reputational impacts, diluted market valuations and challenges in attracting and retaining customers and talented employees.
We also face increasing attention from investors, regulators, and other stakeholders, who may have conflicting views related to our positions, performance, and disclosures relating to sustainability and corporate responsibility-related matters, and the legal and regulatory landscape continues to evolve and may result in conflicting requirements and expectations. If we draw scrutiny for the positions we take or do not take on these matters (or for altering any such position) or receive unfavorable ratings from third-party organizations that provide information to investors on such matters, it could be used by investors, lenders, customers, employees and other stakeholders to inform their investment, financing, purchasing or employment decisions, which could have a negative impact on our business. Additionally, a failure to adequately meet regulatory expectations may result in non-compliance, the loss of business and reputational impacts, and we may become the target of litigation or investigations initiated by government authorities or private actors alleging that our activities related to these matters are anti-competitive, discriminatory or otherwise unlawful.
We are highly dependent on our senior management and key employees.
Our success depends on our ability to attract, motivate and retain highly qualified individuals. Competition for senior management and other key personnel in our industry is intense, and the pool of suitable candidates is limited. We have recently experienced changes in our senior management. The inability to identify, attract, retain and properly motivate members of our senior management team and other key employees, or to find suitable replacements for them could have a negative effect on our operating results. Additionally, changes in our organization as a result of senior management and board transitions, which we have recently experienced, may have a disruptive impact on our ability to implement our strategy and could negatively affect our business and financial condition.
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
The U.S. Congress, foreign governments, and their agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organization for Economic Cooperation and Development (“OECD”), continue to focus on issues related to the taxation of multinational corporations. As part of this focus, the OECD has introduced a framework to implement a 15% global minimum corporate tax rate. Certain countries in which we operate have adopted legislation and other countries are in the process of introducing legislation to implement the minimum tax directive. While we do not currently expect the minimum tax directive to have a material impact on our effective tax rate, our analysis is ongoing as the OECD continues to release additional guidance. There can be no assurance that these changes, and any further contemplated changes when finalized and adopted by countries, will not have an adverse impact on our provision for income taxes. Additionally, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing broad changes to the U.S. tax code, including modifications to corporate and international tax provisions. As a result of OBBBA, our current cash tax obligations were reduced by approximately $43.0 million due to changes to several provisions, including the reinstatement of immediate expensing for domestic R&D expenditures, the extension of 100% bonus depreciation for qualified properties and the relaxation of limitations on the deductibility of business interest expense. The impact on income tax expense resulting from OBBBA was immaterial.
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
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the FCPA, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related stockholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government in relevant jurisdictions may seek to hold us liable as a successor for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards could occur that could have a material effect on our business, reputation and financial statements.
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
We are subject to the rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC and NYSE, as well as evolving investor expectations around sustainability and corporate responsibility practices and disclosures. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws and directives enacted by federal, state, local and foreign governments, making compliance more difficult and uncertain. The increasing complexity and costs to comply with such evolving expectations, rules and regulations, as well as any risk of noncompliance, could adversely affect our business.
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
We now have and expect to continue to have a significant amount of debt. Our indebtedness could have important consequences to us including: (i) making it more difficult for us to satisfy our debt or contractual obligations; (ii) exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest; (iii) restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; (iv) requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the funds available for working capital, capital expenditures, investments, acquisitions and other general corporate purposes; (v) limiting our flexibility in planning for, or reacting to, changes in our business, future business opportunities and the industry in which we operate; (vi) placing us at a competitive disadvantage compared to any of our less leveraged competitors; (vii) increasing our vulnerability to a downturn in our business and both general and industry-specific adverse economic conditions; and (viii) limiting our ability to obtain additional financing.
Our credit facilities and indentures contain financial and other restrictive covenants that could limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, which could adversely affect our business, earnings and financial condition.
Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although our credit agreement and indentures contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face could intensify. Additionally, we may not be able to obtain additional financing or refinancing on terms acceptable to us, or at all, which could adversely impact our ability to service our outstanding indebtedness or to repay our outstanding indebtedness as it becomes due and could adversely affect our business, earnings and financial condition. Further indebtedness also may increase the risk of a future downgrade in our credit ratings, which could increase future debt costs, limit the future availability of debt financing and adversely affect our business.
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
Our business could be impacted as a result of actions by activist shareholders or others.
We have in the past and may in the future be the focus of shareholder activism, which has become increasingly prevalent. Shareholder activism, particularly with respect to matters that our Board, in exercising its fiduciary duties, disagrees with, or has determined not to pursue, may adversely affect our business because responding to activist shareholders can be costly and time-consuming, disruptive to operations and divert the attention of our Board and management. Our ability to execute our strategic plan could also be impaired as a result. Responding to an activist campaign could cause us to incur substantial fees and expenses and could also lead to litigation, which could be a further distraction to our Board and management and require us to incur significant additional costs.

Perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholders may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, lenders, customers, directors, employees, or other partners, and negatively affect or create volatility in our stock price.
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
We maintain enterprise-wide information security policies, standards, and procedures that govern acceptable use of systems and data, risk assessment and management, identity and access management, data security, security operations, incident response, and threat and vulnerability management. We perform formal risk assessments annually, aligned with the National Institute of Standards and Technology (NIST) Special Publication 800-171 and the NIST Cybersecurity Framework, to help ensure the confidentiality, integrity, and availability of our information systems and data. In August 2025, Avantor achieved ISO/IEC 27001 certification, reflecting the maturity of our Information Security Management System (ISMS) and providing independent validation of our security governance, risk management, and control environment. This certification complements our alignment with NIST-based frameworks and supports our continued focus on risk-informed control implementation, continuous improvement, and operational resilience. Our team of information security professionals monitors systems for cybersecurity threats, intrusions, and vulnerabilities; responds to incidents; develops and implements mitigation strategies; and facilitates cybersecurity training across the organization. We also engage consultants and other third-party advisors to conduct independent assessments of our cybersecurity readiness and control effectiveness. In collaboration with external cybersecurity firms, we seek to gain insights into emerging threats and vulnerabilities, industry trends, and leading practices to inform our cybersecurity response, risk remediation and resilience capabilities, including by working with an external retained incident response team, receiving third-party threat intelligence, participating in incident tabletops, and performing assessments and controls testing on our enterprise environment.
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
Although no cybersecurity incident during the year ended December 31, 2025 resulted in an interruption of our operations, known losses of critical data, or otherwise had a material impact on Avantor’s strategy, financial condition or results of operations, the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors” for more information on how material cybersecurity attacks may impact our business.

Governance
Management plays a critical role in assessing and managing material risks from cybersecurity threats. Our Vice President of Information Security & Risk Management and Chief Information Security Officer (CISO), in coordination with our Chief Information Officer, leads a team of information security professionals and manages our cybersecurity risk management program and activities. This involves monitoring our information systems for cybersecurity threats, reviewing cybersecurity incidents, analyzing emerging threats, and the development and implementation of risk mitigation strategies. Our CISO has over 25 years of experience working in the information technology and services industry and is a subject matter expert in a variety of areas including information security, and IT risk.
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
Item 2.    Properties
As of December 31, 2025, the Company had facilities in over 30 countries, including approximately 200 significant administrative, sales, research and development, manufacturing and distribution facilities. Approximately 65 of these facilities are located in the United States across 20 states. Approximately 135 of these facilities are located outside the United States, primarily in Europe and to a lesser extent in AMEA. Refer to the Consolidated Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.
Item 3.    Legal proceedings
For information regarding legal proceedings and matters, see note 13 to our consolidated financial statements beginning on page F-1 of this report, which information is incorporated into this item by reference.
Item 4.    Mine safety disclosures
Not applicable.

Information about our Executive Officers
The following table sets forth certain information regarding our executive officers at February 5, 2026:

	Age	Position
Emmanuel Ligner	55	President and Chief Executive Officer
R. Brent Jones	56	Executive Vice President and Chief Financial Officer
Mary Blenn	53	Executive Vice President and Chief Operating Officer
Benoit Gourdier	55	Executive Vice President, Bioscience Production
Brittany Hankamer	45	Executive Vice President and Chief Human Resources Officer
Claudius O. Sokenu	58	Executive Vice President, Chief Legal and Compliance Officer and Corporate Secretary
Corey Walker	48	President, Laboratory Solutions
Unless indicated to the contrary, the business experience summaries provided below describe positions held by the named individuals during the last five years.
Emmanuel Ligner is our President and Chief Executive Officer, a position he has held since August 2025. Prior to joining the Company, Mr. Ligner served as Chief Executive Officer at Cerba HealthCare from March 2024 to March 2025. Prior to that, Mr. Ligner was President and Chief Executive Officer of Cytiva and a Group Executive of Danaher Corporation, a life sciences company, from April 2020 to March 2024. Before Cytiva, he held several leadership positions at GE in North America, Europe, the Middle East and Africa, culminating in his appointment to President and Chief Executive Officer of GE Life Sciences. Mr. Ligner began his career in Japan with Otsuka Pharmaceuticals before joining Abbott Japan.
R. Brent Jones is our Executive Vice President and Chief Financial Officer, a position he has held since August 2023. Prior to joining the Company, Mr. Jones served as Executive Vice President, Chief Financial Officer and Chief Operating Officer of LifeScan Global Corporation, a medical devices company, from March 2023 to July 2023 and as LifeScan’s Chief Financial Officer from February 2020 to March 2023. Prior to that, Mr. Jones served as Chief Financial Officer of Klöckner Pentaplast Group, a plastics packaging manufacturer, from April 2016 to August 2018.
Mary Blenn is our Executive Vice President and Chief Operating Officer, a position she has held since November 2025. Prior to joining the Company, Ms. Blenn, age 53, provided consulting services to life sciences and medtech companies through her personal consulting firm Blenn Consulting from April 2024 to October 2025. Prior to that, Ms. Blenn served as Senior Vice President, Global Operations and Supply Chain of Cytiva, a life sciences company, from April 2020 to July 2023 and in several senior leadership roles at GE Healthcare from 1998 through 2020.
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
Corey Walker is our President of Laboratory Solutions, a position he has held since April 2025. Prior to joining Avantor, Mr. Walker was President and CEO of ILC Dover, a life sciences company, from November 2021 to June 2024, and President, DCP Midstream, an energy company, from March 2020 to November 2021. From 2016 to 2020, Mr. Walker was an Executive Vice President at Avantor and led the Americas region as well as the global Biomaterials and Electronic Materials businesses.
PART II
Item 5.    Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Principal markets for common stock
Our common stock is listed on the NYSE under the symbol “AVTR.”
Holders of common stock
On February 5, 2026, we had 7 holders of record of our common stock. This does not include holdings in street or nominee names.
Dividends
We currently do not expect to pay any dividends on our common stock. Our ability to pay dividends is limited by the terms of our indebtedness. Certain of the debt agreements entered into by our wholly‑owned subsidiaries restrict their ability to pay dividends or make other distributions to Avantor, Inc., which in turn limits our ability to fund future dividends or make other distributions to our common stockholders.
Additional information regarding these restrictions is included in the Liquidity and Capital Resources section of Management’s Discussion and Analysis and in note 14 to our consolidated financial statements beginning on page F-1 of this report.

Stock performance graph
The following performance graph compares the cumulative five-year return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 Index and the S&P 500 Health Care Index for the five-year period ended December 31, 2025. The comparisons assume the investment of $100 on December 31, 2020 in our common stock and in each index. The S&P 500 Index is a broad equity market index of companies having market capitalization similar to ours. The S&P 500 Health Care Index is an industry-specific equity market index that we believe closely aligns to us based on the following: (i) the index follows companies of a similar size to us in terms of net sales and market capitalization; (ii) the index includes health care distributors, the segment of the Global Industry Classification Standard that we believe most closely aligns to us; and (iii) the index includes companies in the biopharma and healthcare industries, two of our primary customer groups that together comprise over half of our net sales.
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
225
200
175
150
125
100
75
50
25
0
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
December 31, 2025
Avantor, Inc.
S&P 500 Index
S&P 500 Health Care Index

Securities authorized for issuance under equity compensation plans
The information required by this item is incorporated by reference to the applicable information in our 2025 Proxy Statement (defined below).

Issuer purchases of equity securities
In October 2025, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, exclusive of fees, commissions and related transaction expenses. Repurchases may be funded through our available cash, borrowings under existing credit facilities or other financing arrangements approved by the Board of Directors.
Management is authorized to repurchase our common stock on the open market or in privately negotiated transactions, through one or more Rule 10b5-1 trading plans, Rule 10b-18 repurchase programs, accelerated share repurchase programs, including any collateral arrangements, or a combination thereof. The timing, manner, price and amount of repurchases will be determined by management depending upon economic, market and other conditions. The repurchase program may be modified, suspended, or terminated at any time. Shares repurchased under the program are held as treasury stock.
The following table presents a summary of the share repurchase activity during the quarter ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share[1]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)[1]
October	—	$—	—	$500.0
November (3 to 19)	6,629,063	11.31	6,629,063	425.0
December	—	—	—	425.0
Total	6,629,063	$11.31	6,629,063	$425.0
━━━━━━━━━
1.Amounts exclude excise taxes and other transaction costs.
Refer to Note 15 to the Consolidated Financial Statements included in this Annual Report for additional discussion of our common stock repurchase program.

Item 6.    [Reserved]
Item 7.    Management’s discussion and analysis of financial condition and results of operations
This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Cautionary factors regarding forward-looking statements.”
Overview
For the fiscal year ended December 31, 2025, we recorded net sales of $6,552.2 million, net loss of $530.2 million, Adjusted EBITDA of $1,069.4 million and Adjusted Operating Income of $957.8 million. Net sales declined 3.4% which included 2.8% organic net sales decrease compared to the same period in 2024. See “Reconciliations of non-GAAP measures” for reconciliations of net (loss) income to Adjusted EBITDA and Adjusted Operating Income, and net (loss) income margin to Adjusted EBITDA margin and Adjusted Operating Income margin. See “Results of operations” for a reconciliation and explanation of changes of net sales growth (decline) to organic net sales growth (decline).
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
We refinanced our debt and increased our liquidity
In the fourth quarter of 2025, we issued €400.0 million and €550.0 million of senior secured term loans, maturing in October 2030 and October 2032, respectively. These loans bear interest at EURIBOR plus 150 basis points and EURIBOR plus 250 basis points, respectively. The proceeds from these issuances, along with cash on hand, were used to repay our outstanding U.S. dollar term loans B-6, Euro term loans B-4, Euro term loans B-5, the remaining 2.625% secured notes, and the receivables facility.
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
Goodwill impairment related to our Distribution reporting unit
In the third quarter of 2025, we recorded a goodwill impairment charge of $785.0 million related to our Distribution reporting unit, formerly referred to as our Buy Sell reporting unit. This impairment was primarily driven by sustained decreases in our publicly quoted share price and market capitalization, as well as changes in operating results. While the impairment is a non-cash charge, it reflects underlying business conditions that may continue to affect our future results. We are actively implementing initiatives and evaluating strategic actions to mitigate these pressures.

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
Years ended December 31, 2025 and 2024
Executive summary

(dollars in millions)	Year ended December 31,		Change
	2025	2024
Net sales	$6,552.2	$6,783.6	$(231.4)
Gross margin	32.7%	33.6%	(90) bps
Operating (loss) income	$(246.2)	$1,084.8	$(1,331.0)
Operating (loss) income margin	(3.8)%	16.0%	(1,980) bps
Net (loss) income	$(530.2)	$711.5	$(1,241.7)
Net (loss) income margin	(8.1)%	10.5%	(1,860) bps
Adjusted EBITDA	$1,069.4	$1,198.8	$(129.4)
Adjusted EBITDA margin	16.3%	17.7%	(140) bps
Adjusted Operating Income	$957.8	$1,089.8	$(132.0)
Adjusted Operating Income margin	14.6%	16.1%	(150) bps
For the year ended December 31, 2025, net sales declined primarily due to the divestiture of our Clinical Services business within our Advanced Lab Services business and reduced customer demand in the Total Science Solutions business, both of which impacted the Laboratory Solutions segment. Gross margin and gross profit decreased, reflecting lower sales volume, inflationary pressures, the divestiture of our Clinical Services business and higher freight costs. Operating income declined largely due to a non‑cash goodwill impairment charge recorded in the Distribution reporting unit in the current year and the absence of the gain on sale of the Clinical Services business recognized in the prior year. The reduction in gross profit, partially offset by lower SG&A expenses, resulted in contraction of Adjusted EBITDA and Adjusted Operating Income margins.
Net sales

(in millions)	Year ended December 31,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Divestiture impact	Organic net sales growth (decline)
	2025	2024
Laboratory Solutions	$4,399.7	$4,610.1	$(210.4)	$86.0	$(147.9)	$(148.5)
Bioscience Production	2,152.5	2,173.5	(21.0)	18.7	—	(39.7)
Total	$6,552.2	$6,783.6	$(231.4)	$104.7	$(147.9)	$(188.2)
Net sales decreased $231.4 million or 3.4%, which included $104.7 million or 1.6% of favorable foreign currency translation impact and $147.9 million or 2.2% of impact related to our Clinical Services divestiture. Organic net sales decreased by $188.2 million or 2.8% which is discussed below.
In the Laboratory Solutions segment, net sales decreased $210.4 million or 4.6% which included $86.0 million or 1.8% of favorable foreign currency translation impact and $147.9 million or 3.2% of impact related to our Clinical Services divestiture. Organic net sales decreased by $148.5 million or 3.2%. The sales decline was primarily driven by decreased demand for consumables and equipment and instrumentation from our Total Science Solutions business due to the uncertainty around funding and increased competitive intensity.
In the Bioscience Production segment, net sales decreased $21.0 million or 1.0%, which included $18.7 million or 0.8% of favorable foreign currency translation impact. Organic net sales decreased $39.7 million or 1.8%. The sales decrease was primarily driven by lower demand for third party clean room consumables due to reduced usage and decreased volume in our proprietary clinical and industrial chemicals offerings. These decreases were partially offset by increased volume of our formulated offerings to customers in the semiconductor industry.
Gross margin

	Year ended December 31,		Change
	2025	2024
Gross margin	32.7%	33.6%	(90) bps
Gross margin decreased 90 basis points primarily due to inflationary pressures, higher freight costs, unfavorable manufacturing variances, unfavorable product mix and the divestiture of our Clinical Services business, partially offset by lower inventory reserves.

Operating (loss) income

(in millions)	Year ended December 31,		Change
	2025	2024
Gross profit	$2,139.4	$2,279.3	$(139.9)
Operating expenses (excluding impairment charges & gain on sale of business)	1,595.5	1,641.1	(45.6)
Impairment charges	785.0	—	785.0
Gain on sale of business	5.1	(446.6)	451.7
Operating (loss) income	$(246.2)	$1,084.8	$(1,331.0)
Operating (loss) income decreased primarily due to a non-cash impairment charge recorded in our Distribution reporting unit, the absence of the gain on sale of our Clinical Services business recognized in the prior year, and lower gross profit, as previously discussed. These impacts were partially offset by a reduction in SG&A expenses. The decrease in SG&A expenses resulted from lower restructuring and severance charges, reduced annual incentive compensation expense, savings from our cost transformation initiative and the divestiture of our Clinical Services business, partially offset by inflationary pressures.
Net (loss) income

(in millions)	Year ended December 31,		Change
	2025	2024
Operating (loss) income	$(246.2)	$1,084.8	$(1,331.0)
Interest expense, net	(169.8)	(218.8)	49.0
Loss on extinguishment of debt	(4.6)	(10.9)	6.3
Other (expense) income, net	(20.7)	(1.2)	(19.5)
Income tax expense	(88.9)	(142.4)	53.5
Net (loss) income	$(530.2)	$711.5	$(1,241.7)
Net (loss) income decreased primarily due to lower operating income, as previously discussed, and pension termination charges, partially offset by lower interest expense resulting from debt repayments made over the last twelve months and lower income tax expense driven by reduced income before income taxes.
Adjusted EBITDA and Adjusted EBITDA margin
For reconciliations of Adjusted EBITDA and Adjusted EBITDA margin to net (loss) income and net (loss) income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Year ended December 31,		Change
	2025	2024
Adjusted EBITDA	$1,069.4	$1,198.8	$(129.4)
Adjusted EBITDA margin	16.3%	17.7%	(140) bps

Adjusted EBITDA decreased $129.4 million or 10.8%, which included a favorable foreign currency translation impact of $16.4 million or 1.3%. The remaining decline of $145.8 million or 12.1% was primarily driven by the divestiture of our Clinical Services business and lower gross profit, as previously discussed, partially offset by savings from our cost transformation initiative and lower annual incentive compensation expense.
Adjusted Operating Income and Adjusted Operating Income margin
For reconciliations of Adjusted Operating Income and Adjusted Operating Income margin to net (loss) income and net (loss) income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Year ended December 31,		Change
	2025	2024
Adjusted Operating Income:
Laboratory Solutions	$510.4	$598.0	$(87.6)
Bioscience Production	517.8	558.2	(40.4)
Corporate	(70.4)	(66.4)	(4.0)
Total	$957.8	$1,089.8	$(132.0)

Adjusted Operating Income margin	14.6%	16.1%	(150) bps
Adjusted Operating Income decreased $132.0 million or 12.1%, which included a favorable foreign currency translation impact of $13.5 million or 1.2%. The remaining decline of $145.5 million or 13.3% is discussed below.
In the Laboratory Solutions segment, Adjusted Operating Income declined $87.6 million or 14.6%, or 16.2% when adjusted for favorable foreign currency translation impact. The decrease was primarily driven by the divestiture of our Clinical Services business, lower sales volume and inflationary pressures, partially offset by savings from our cost transformation initiative and lower annual incentive compensation expense.
In the Bioscience Production segment, Adjusted Operating Income declined $40.4 million or 7.2% or 8.0% when adjusted for favorable foreign currency translation impact. The decrease was primarily driven by lower sales volume, unfavorable manufacturing variances and higher freight costs, partially offset by commercial excellence, savings from our cost transformation initiative and lower annual incentive compensation expense.
In Corporate, Adjusted Operating Income decreased $4.0 million due to various immaterial factors.
Year ended December 31, 2023
A discussion and analysis covering the year ended December 31, 2023 is included in Item 7 of our 2024 10-K.

Reconciliations of non-GAAP measures
The following table presents the reconciliation of net (loss) income and net (loss) income margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively:

(dollars in millions, % based on net sales)	Year ended December 31,
	2025		2024
	$	%	$	%
Net (loss) income	$(530.2)	(8.1)%	$711.5	10.5%
Interest expense, net	169.8	2.5%	218.8	3.2%
Income tax expense	88.9	1.3%	142.4	2.1%
Depreciation and amortization	410.2	6.3%	405.5	6.0%
Loss on extinguishment of debt	4.6	0.1%	10.9	0.2%
Restructuring and severance charges[1]	29.8	0.5%	82.8	1.2%
Transformation expenses[2]	61.7	1.0%	58.9	0.9%
Reserve for certain legal matters, net[3]	7.3	0.1%	9.2	0.2%
Other[4]	20.9	0.3%	(3.9)	(0.2)%
Impairment charges[5]	785.0	12.0%	—	—%
Gain on sale of business[6]	5.1	0.1%	(446.6)	(6.6)%
Pension termination charges[7]	16.3	0.2%	9.3	0.2%
Adjusted EBITDA	$1,069.4	16.3%	$1,198.8	17.7%

1.Reflects the incremental expenses incurred in the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption are specific to employee severance, site-related exit costs, and contract termination costs. These expenses recognized in 2024 & 2025 represent costs incurred to achieve the Company’s publicly-announced cost transformation initiative.
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
4.Represents net foreign currency (gain) loss from financing activities, other stock-based compensation expense (benefit), $6.7 million of severance and transition costs associated with the replacement of our Chief Executive Officer in 2025, and other costs.
5.As described in notes 10 and 11 to our consolidated financial statements beginning on F-1 of this report.
6.The amount reported in 2024 reflects the gain on the sale of our Clinical Services business. The amount reported in 2025 reflects post‑closing purchase price adjustments related to that sale. The sale of the Clinical Services business is further described in note 4 to our consolidated financial statements beginning on page F‑1 of this report.
7.As described in note 17 to our consolidated financial statements beginning on F-1 of this report.

The following table presents the reconciliation of net (loss) income and net (loss) income margin to Adjusted Operating Income and Adjusted Operating Income margin, respectively:

(dollars in millions, % based on net sales)	Year ended December 31,
	2025		2024
	$	%	$	%
Net (loss) income	$(530.2)	(8.1)%	$711.5	10.5%
Interest expense, net	169.8	2.5%	218.8	3.2%
Income tax expense	88.9	1.3%	142.4	2.1%
Loss on extinguishment of debt	4.6	0.1%	10.9	0.2%
Other (expense) income, net	20.7	0.4%	1.2	—%
Operating (loss) income	(246.2)	(3.8)%	1,084.8	16.0%
Amortization	301.1	4.6%	299.8	4.4%
Restructuring and severance charges[1]	29.8	0.5%	82.8	1.2%
Transformation expenses[2]	61.7	1.0%	58.9	0.9%
Reserve for certain legal matters, net[3]	7.3	0.1%	9.2	0.2%
Other[4]	14.0	0.1%	0.9	—%
Impairment charges[5]	785.0	12.0%	—	—%
Gain on sale of business[6]	5.1	0.1%	(446.6)	(6.6)%
Adjusted Operating Income	$957.8	14.6%	$1,089.8	16.1%

1.Reflects the incremental expenses incurred in the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption are specific to employee severance, site-related exit costs, and contract termination costs. These expenses recognized in 2024 & 2025 represent costs incurred to achieve the Company’s publicly-announced cost transformation initiative.
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
4.Represents other stock-based compensation expense (benefit), $6.7 million of severance and transition costs associated with the replacement of our Chief Executive Officer in 2025, and other costs.
5.As described in notes 10 and 11 to our consolidated financial statements beginning on F-1 of this report.
6.The amount reported in 2024 reflects the gain on the sale of our Clinical Services business. The amount reported in 2025 reflects post‑closing purchase price adjustments related to that sale. The sale of the Clinical Services business is further described in note 4 to our consolidated financial statements beginning on page F‑1 of this report.
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows and credit facilities. The majority of our long-term financing is from indebtedness.
Our most significant contractual obligations are scheduled principal and interest payments for indebtedness. We also have obligations to make payments under operating leases, to purchase certain products and services and to fund defined benefit plan obligations, primarily outside of the United States.

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
In October 2025, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock. Repurchases may be funded through available cash, borrowings under existing credit facilities, or other financing arrangements. The program may be modified, suspended, or terminated at any time.
In November 2025, we repurchased $75.0 million of our common stock. As of December 31, 2025, $425.0 million remained available for repurchase under the program. Refer to Note 15 to the Consolidated Financial Statements included in this Annual Report for additional discussion of our common stock repurchase program.
Liquidity
The following table presents our primary sources of liquidity:

(in millions)
December 31, 2025
Unused availability under our revolving credit facility:
Capacity	$1,400.0
Undrawn letters of credit outstanding	(19.5)
Unused availability	$1,380.5
Cash and cash equivalents	365.4
Total liquidity	$1,745.9
At December 31, 2025, $243.1 million or 67% of our cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. We ordinarily generate significant cash flows in the U.S. and deploy U.S. cash flows promptly toward debt principal repayment. Our U.S. operations also benefit from substantial liquidity available under our credit facilities, which support our day‑to‑day operating cash needs.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Year ended December 31,		Change
	2025	2024
Operating activities:
Net (loss) income	$(530.2)	$711.5	$(1,241.7)
Non-cash items[1]	1,354.2	81.9	1,272.3
Working capital changes[2]	(53.0)	89.9	(142.9)
All other	(147.2)	(42.5)	(104.7)
Total	$623.8	$840.8	$(217.0)
Investing activities:
Capital expenditures	$(128.8)	$(148.8)	$20.0
Cash proceeds from sale of disposal group, net	—	585.2	(585.2)
Other	(1.7)	2.5	(4.2)
Total	$(130.5)	$438.9	$(569.4)
Financing activities	(409.4)	(1,281.2)	871.8

1.Consists of non-cash charges including depreciation and amortization, impairment charges, stock-based compensation expense, deferred income tax expense, non-cash restructuring charges, pension termination charges, gain on sale of business and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $217.0 million less cash in 2025. The change was primarily due to higher net working capital requirements, increased customer rebate payments and higher incentive compensation payments made in 2025 related to fiscal year 2024.
Investing activities provided $569.4 million less cash in 2025, primarily due to the absence of proceeds from the sale of our Clinical Services business, which were received in the prior year.
Financing activities provided $871.8 million more cash in 2025, primarily due to lower net debt repayments during the year, partially offset by payments for the repurchase of common stock in 2025 and a decrease in proceeds from stock option exercises compared to the prior year.

Free cash flow

(in millions)	Year ended December 31,		Change
	2025	2024
Net cash provided by operating activities	$623.8	$840.8	$(217.0)
Capital expenditures	(128.8)	(148.8)	20.0
Divestiture-related transaction expenses and taxes paid	1.4	76.3	(74.9)
Free cash flow	$496.4	$768.3	$(271.9)
Free cash flow was $271.9 million lower in 2025 driven by changes in cash flows from operating activities noted above, partially offset by a decrease in capital expenditures.
A discussion and analysis of historical cash flows covering the year ended December 31, 2023 is included in Item 7 of the 2024 Form 10-K.
Indebtedness
A significant portion of our long-term financing is from indebtedness. The purpose of this section is to disclose how certain features of our indebtedness influence our liquidity and capital resources. Additional detail about the terms of our indebtedness may be found in note 14 to our consolidated financial statements beginning on page F-1 of this report.
Our credit facilities provide us access to up to $1,400.0 million of borrowing capacity.
We have entered into a revolving credit facility that provide us access to cash to fund short-term business needs. See the section entitled “Liquidity” for additional information.
Our indebtedness restricts us from paying dividends to common stockholders.
Certain of the debt agreements entered into by our wholly-owned subsidiary, Avantor Funding, Inc., prevent it from paying dividends or making other payments to Avantor, Inc., subject to limited exceptions. At December 31, 2025 and 2024, substantially all of Avantor, Inc.’s net assets were subject to those restrictions.
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
To the extent our net leverage ratios, as defined in our credit agreement, reach certain levels, we are required to make additional prepayments if: (i) we generate excess cash flows, as defined in our credit agreement, at specified percentages that decline if certain net leverage ratios are achieved; or (ii) we receive cash proceeds from certain types of asset sales or debt issuances. We are required to make a prepayment of 50% of our excess cash flows if our first lien net leverage ratio, as defined in our credit agreement, exceeds 4.50:1.00, a prepayment of 25% of our excess cash flows if our first lien net leverage ratio is less than or equal to 4.50:1.00 but greater than 3.75:1.00, and no prepayment if our first lien net leverage ratio is less than or equal to 3.75:1.00. As our first lien net leverage ratio was below 3.75:1.00 at December 31, 2025, no additional prepayments were required and no such prepayments have become due since the inception of the credit facilities.
We are subject to certain financial covenants that, if not met, could put us in default of our debt agreements
The revolving credit facility and our senior secured credit facilities contain certain customary covenants, including financial covenants. We may not have total borrowings and total interest expense in excess of a pro forma net leverage ratio and pro forma consolidated interest coverage ratio, as defined, respectively. At December 31, 2025, our net leverage and consolidated interest coverage ratio has been within the covenant requirement.
Contractual obligations
The following table presents our contractual obligations at December 31, 2025:

(in millions)	Payments due by period
	Total	Short-Term	Long-Term
Debt:
Principal(1)(2)	$3,967.9	$30.8	$3,937.1
Interest(1)	602.9	166.7	436.2
Operating leases	245.7	43.0	202.7
Purchase obligations(3)	223.4	113.0	110.4
Other liabilities:
Underfunded defined benefit plans(4)	94.2	6.7	87.5
Other	4.7	1.2	3.5
Total	$5,138.8	$361.4	$4,777.4

(1)Includes finance lease liabilities. To calculate payments for principal and interest, we assumed that variable interest rates, foreign currency exchange rates and outstanding borrowings under credit facilities were unchanged from December 31, 2025 through maturity. For the variable interest rates and principal amounts used, see note 14 to our consolidated financial statements beginning on page F-1 of this report.
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
Testing goodwill and other intangible assets for impairment
We carry significant amounts of goodwill and other intangible assets on our consolidated balance sheet. At December 31, 2025, the combined carrying value of goodwill and other intangible assets, net of accumulated amortization and impairment charges, was $8,180.7 million or 69% of our total assets.
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
As a result of sustained decreases in our publicly quoted share price and market capitalization as well as changes in the operating results of our Distribution reporting unit, we conducted an interim test of our goodwill as of September 30, 2025.
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
Since October 1, 2025 is our designated annual impairment testing date, management performed the required procedures to reassess impairment as of that date, including a review of key assumptions, market indicators, and other relevant factors. No conditions were identified that differed materially from those considered in the September 30, 2025 interim analysis. Accordingly, the conclusions reached in that interim test remained appropriate, and no additional impairment was recorded as of October 1, 2025.
Estimating valuation allowances on deferred tax assets
We are required to estimate the degree to which tax assets and loss carryforwards will result in a future income tax benefit, based on our expectations of future profitability by tax jurisdiction. We provide a valuation allowance for deferred tax assets that we believe will more likely than not go unutilized. If it becomes more likely than not that a deferred tax asset will be realized, we reverse the related valuation allowance and recognize an income tax benefit for the amount of the reversal. At December 31, 2025, our valuation allowance on deferred tax assets was $190.1 million, $132.1 million of which relates to foreign net operating loss carry forwards that are not expected to be realized.
We must make assumptions and judgments to estimate the amount of valuation allowance to be recorded against our deferred tax assets, which take into account current tax laws and estimates of the amount of future taxable income, if any. Changes to any of the assumptions or judgments could cause our actual income tax obligations to differ from our estimates.
Accounting for uncertain tax positions
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess income tax positions for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded an amount having greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority assumed to have full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Our reserve for uncertain tax positions was $106.9 million at December 31, 2025, exclusive of penalties and interest. Where applicable, associated interest expense has also been recognized as a component of interest expense.
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
Expense for stock options without performance or market conditions is determined on the grant date and recognized ratably over their vesting term. We estimate the grant date fair value of stock options using the Black-Scholes model. This model requires us to make various assumptions, with the most significant assumption currently being the volatility of our stock price. Through the year ended December 31, 2024, due to limited trading history, we estimated volatility using a peer group approach. Beginning in 2025, after sufficient trading history became available, we adopted a blended volatility methodology that combines Avantor’s historical volatility with that of a peer group to provide a more stable and representative input. This approach is consistent with ASC 718 and SEC guidance for companies with evolving trading history. The fair value of our awards would have differed had we selected different peer companies or used a different technique to estimate volatility. Increasing our expected volatility assumption by 5 percentage points for all stock options at the date of grant would have increased our 2025 stock-based compensation expense by $0.9 million.
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
Certain of our U.S. subsidiaries carry Euro-denominated debt. This does not result in any material risks from an earnings perspective because the exposure from these instruments is substantially hedged by offsetting exposures from intercompany borrowing arrangements and from our derivative and hedging instruments. From a cash flow perspective, we have the risk of paying more or less cash for any optional or mandatory repayments of our Euro-denominated debt that may not be offset with equivalent cash repayments of our intercompany borrowings. For example, an optional debt repayment of €100 million on December 31, 2025 and December 31, 2024, with a 10% weakening of the U.S. dollar would have caused us to pay an additional $11.7 million and $10.3 million, respectively, to extinguish that debt.
Changes to foreign currency exchange rates could favorably or unfavorably affect the translation of our foreign operating results. For example, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because local currencies will translate into fewer U.S. dollars. For the year ended December 31, 2025, a 10% strengthening of the U.S. dollar compared to all other currencies would have decreased net income by $0.5 million and decreased Adjusted Operating Income by $26.2 million. For the year ended December 31, 2024, a 10% strengthening of the U.S. dollar compared to all other currencies would have decreased net income by $16.2 million and decreased Adjusted Operating Income by $30.6 million.
Interest rate risk
We carry debt that exposes us to interest rate risk. A portion of our debt consists of variable-rate instruments. We have also issued fixed-rate secured and unsecured notes. None of our other financial instruments are subject to material interest rate risk.
At December 31, 2025, we had borrowings of $1,114.4 million under our senior secured credit facilities. Borrowings under these facilities bear interest at variable rates based on prevailing EURIBOR and SOFR rates in the financial markets. Changes to those market rates affect both the amount of cash we pay for interest and our reported interest expense. At December 31, 2025, a 100 basis point increase to the applicable variable rates of interest would have increased the amount of interest by $11.1 million per annum. At December 31, 2024, a 100 basis point increase to the applicable variable rates of interest would have increased the amount of interest by $5.2 million per annum.
Our senior secured notes and senior unsecured notes bear interest at fixed rates, so their fair value will increase if interest rates fall and decrease if interest rates rise. At December 31, 2025, a 100 basis point decrease in the market rate of interest would have increased their aggregate fair value by $75.9 million. At December 31, 2024, a 100 basis point decrease in the market rate of interest would have increased their aggregate fair value by $99.9 million.

Item 8.    Financial statements and supplementary data
The information required by this item is included at the end of this report beginning on page F-1.
Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A.    Control and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There have been no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Management’s annual report on internal control over financial reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting which follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Avantor, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Avantor, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 11, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania

February 11, 2026
Item 9B.    Other information
Securities Trading Plans of Directors and Officers
No directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933, during the three months ended December 31, 2025.
Item 9C.    Disclosure regarding foreign jurisdictions that prevent inspections.
Not applicable.
PART III
See Part I, “Information about our executive officers” for information about our executive officers, which is incorporated by reference herein. The other information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders.
Item 10.    Directors, executive officers and corporate governance
See Part I, “Information about our executive officers” for information about our executive officers, which is incorporated by reference herein. The other information required by this Item is incorporated herein by reference to the applicable information in our definitive proxy statement for our 2026 annual meeting of stockholders which we intend to file with the SEC no later than 120 days after our 2025 fiscal year end (the “2026 Proxy Statement”).
Item 11.    Executive compensation
The information required by this Item is incorporated by reference to the applicable information in our 2026 Proxy Statement.
Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this Item is incorporated by reference to the applicable information in our 2026 Proxy Statement.

Item 13.    Certain relationships and related transactions, and director independence
The information required by this Item is incorporated by reference to the applicable information in our 2026 Proxy Statement.
Item 14.    Principal accountant fees and services
The information required by this Item is incorporated by reference to the applicable information in our 2026 Proxy Statement.
PART IV
Item 15.    Exhibits and financial statement schedules
The following documents are filed as part of this report.
1.Financial Statements and Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1.
2.Exhibits:

Exhibit no.	Description	Location of exhibits
		Form	Exhibit no.	Filing date
3.1	Fourth Amended and Restated Certificate of Incorporation, effective May 9, 2024	8-K	3.1	5/10/2024
3.2	Fourth Amended and Restated Bylaws of Avantor, Inc.	8-K	3.1	2/28/2024
4.1	Description of capital stock	10-K	4.1	2/7/2025
4.2	Indenture, dated as of July 17, 2020, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.1	7/17/2020
4.3	Indenture, dated as of November 6, 2020, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent.	8-K	4.1	11/6/2020
4.4	Indenture, dated as of October 26, 2021, among Avantor Funding, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.1	10/26/2021
10.1	Credit Agreement, dated as of November 21, 2017, by and among Vail Holdco Sub LLC, Avantor Funding, Inc. (f/k/a Avantor, Inc.), the guarantors party thereto, Goldman Sachs Bank USA and the other lenders, L/C issuers and parties thereto.	S-1/A	10.1	4/10/2019

Exhibit no.	Description	Location of exhibits
Exhibit no.	Description	Form	Exhibit no.	Filing date
10.2	Amendment No. 1, dated as of November 27, 2018, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., the guarantors party thereto, Goldman Sachs Bank USA, as administrative agent and collateral, Swing Line Lender and an L/C issuer, the lenders party thereto and Goldman Sachs Bank USA , as the Additional Euro Term Lender and the Additional Dollar Term Lender.	S-1/A	10.2	4/10/2019
10.3	Amendment No. 2, dated as of June 18, 2019, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral, Swing Line Lender and an L/C Issuer, the lenders party thereto and Goldman Sachs Lending Partners LLC, as the Additional Initial B-2 Euro Term Lender and the Additional Initial B-2 Dollar Term Lender.	8-K	10.1	6/18/2019
10.4	Amendment No. 3, dated as of January 24, 2020, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer, the lenders party thereto and Goldman Sachs Lending Partners LLC, as the Additional Initial B-3 Euro Term Lender and the Additional Initial B-3 Dollar Term Lender.	8-K	10.1	1/27/2020
10.5	Amendment No. 4, dated as of July 14, 2020, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer.	8-K	10.1	7/14/2020
10.6	Amendment No. 5, dated as of November 6, 2020, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, the lenders party thereto and Goldman Sachs Lending Partners LLC, as Swing Line Lender, an L/C Issuer and the New Term Lender	8-K	10.1	11/6/2020

Exhibit no.	Description	Location of exhibits
Exhibit no.	Description	Form	Exhibit no.	Filing date
10.7	Amendment No. 6, dated as of June 10, 2021, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Lending Partners LLC, as Swing Line Lender and an L/C Issuer, the lenders party thereto and Citibank, N.A., as the New Term Lender	8-K	10.1	6/14/2021
10.8	Amendment No. 7, dated as of July 7, 2021, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Goldman Sachs Lending Partners LLC, as Swing Line Lender and an L/C Issuer, the lenders party thereto and Bank of America, N.A., as the Additional Initial B-4 Dollar Term Lender and as the Additional Incremental B-5 Dollar Term Lender	8-K	10.1	7/9/2021
10.9	Amendment No. 8, dated as of November 1, 2021 to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, and Goldman Sachs Bank USA, as the 2021 Incremental B-5 Dollar Term	8-K	10.1	11/2/2021
10.10	Amendment No. 9, dated as of April 7, 2022, to the Credit Agreement, dated as of November 21, 2017, between Avantor Funding, Inc., and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders.	10-Q	10.1	7/29/2022
10.11	Amendment No. 10, dated as of March 17, 2023, to the Credit Agreement, dated as of November 21, 2017, among Avantor Funding, Inc., Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders and the Revolving Credit Lenders.	10-Q	10.1	4/28/2023
10.12	Amendment No. 11, dated as of June 29, 2023, to the Credit Agreement, dated as of November 21, 2017, among Vail Holdco Sub, LLC, Avantor Funding, Inc., each of the Guarantors, each of the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent, Swing Line Lender and an L/C Issuer	8-K	10.1	7/5/2023

Exhibit no.	Description	Location of exhibits
Exhibit no.	Description	Form	Exhibit no.	Filing date
10.13	Amendment No. 12, dated as of April 2, 2024, to the Credit Agreement, dated as of November 21, 2017 among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the guarantors, Goldman Sachs Bank USA, as administrative agent and collateral agent, the Swing Line Lender, a L/C issuer and Goldman Sachs Bank USA, as the Additional Incremental B-6 Dollar Term Lender (as defined in the Credit Agreement Amendment) and the other lenders party thereto.	8-K	10.1	4/5/2024
10.14
Amendment No. 13, dated as of July 31, 2025, to the Credit Agreement, dated as of November 21, 2017 among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the guarantors, Goldman Sachs Bank USA, as administrative agent and collateral agent, the Swing Line Lender, a L/C issuer and the other lenders and L/C issuers party thereto.
		*
10.15	Amendment No. 14, dated as of October 9, 2025, to the Credit Agreement, dated as of November 21, 2017 among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the guarantors, Goldman Sachs Bank USA, as administrative agent and collateral agent, the Swing Line Lender, a L/C issuer and the other lenders and L/C issuers party thereto.	8-K	4.1	10/14/2025
10.16	Security Agreement, dated as of November 21, 2017, among the grantors identified therein and Goldman Sachs Bank USA, as agent.	S-1/A	10.3	4/10/2019
10.17	First Lien Intercreditor Agreement, dated as of November 21, 2017, by and among Avantor Funding, Inc. (f/k/a Avantor, Inc.), Vail Holdco Sub LLC, the other grantors party thereto, Goldman Sachs Bank USA, as collateral agent for the credit agreement secured parties, the Bank of New York Mellon Trust Company, N.A., as collateral agent for the indenture secured parties and each additional agent party from time to time thereto.	S-1/A	10.4	4/10/2019
10.18^	Avantor Funding, Inc. (f/k/a Avantor, Inc.) Equity Incentive Plan (as amended through September 28, 2016).	S-1/A	10.12	4/5/2019
10.19^	Form of Nonqualified Stock Option Agreement under the Avantor Funding, Inc. Equity Incentive Plan.	S-1/A	10.13	4/25/2019
10.20^	Avantor, Inc. (f/k/a Vail Holdco Corp) Equity Incentive Plan.	S-1/A	10.14	4/5/2019
10.21^	Form of Nonqualified Stock Option Agreement under the Avantor, Inc. (f/k/a Vail Holdco Corp) Equity Incentive Plan.	S-1/A	10.15	4/25/2019

Exhibit no.	Description	Location of exhibits
Exhibit no.	Description	Form	Exhibit no.	Filing date
10.22^	Avantor, Inc. 2019 Equity Incentive Plan	8-K	10.2	5/21/2019
10.23^	Form of Option Grant Notice under the Avantor, Inc. 2019 Equity Incentive Plan.	*
10.24^	Form of Performance Stock Unit Grant Notice under the Avantor, Inc. 2019 Equity Incentive Plan (Employees)	*
10.25^	Form of Restricted Stock Unit Grant Notice under the Avantor, Inc. 2019 Equity Incentive Plan (Employees).	*
10.26^	Form of Restricted Stock Unit Grant Notice under the Avantor, Inc. 2019 Equity Incentive Plan (Non-Employee Directors).	S-1/A	10.27	4/25/2019
10.27^	Avantor, Inc. 2019 Employee Stock Purchase Plan	8-K	10.3	5/21/2019
10.28^	Amendment No. 1 to the Avantor, Inc. 2019 Employee Stock Purchase Plan	S-8	4.4	11/14/2019
10.29^	Amendment No.2 to the Avantor, Inc. 2019 Employee Stock Purchase Plan	10-Q	10.1	10/28/2022
10.30^	Amendment No.3 to the Avantor, Inc. 2019 Employee Stock Purchase Plan	10-K	10.33	2/14/2024
10.31^	Avantor, Inc. Executive Severance and Change in Control Plan	10-Q	10.2	8/1/2025
10.32^	Amended and Restated Employment Agreement, dated April 10, 2019, between Michael Stubblefield and Avantor, Inc. (f/k/a Vail Holdco Corp)	S-1/A	10.16	4/25/2019
10.33^	Transition Agreement, dated April 25, 2025 between Michael Stubblefield and Avantor, Inc.	10-Q	10.1	8/1/2025
10.34^	Contract of Employment, issued on July 11, 2025, between the Company and Emmanuel Ligner	10-Q	10.1	10/29/2025
10.35^	Offer Letter, dated July 12, 2023 between R. Brent Jones and VWR Management Services, LLC	8-K	10.1	7/13/2023
10.36^	Employment Letter Agreement, dated May 19, 2023 between Claudius Sokenu and VWR Management Services, LLC	10-Q	10.1	4/25/2025
10.37^	Employment Letter Agreement, dated July 19, 2023, between Benoit Gourdier and VWR Management Services, LLC	*
10.38^	Amended and Restated Employment Letter Agreement, dated April 2, 2019, between Jim Bramwell and VWR International, LLC	10-Q	10.4	4/26/2024
10.39^	Form of Indemnification Agreement (between Avantor, Inc. and its directors and officers)	S-1/A	10.23	4/25/2019
19	Insider Trading Policy	10-K	19	2/7/2025
21	List of subsidiaries of Avantor, Inc.	*
23	Consent of Deloitte & Touche LLP	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

Exhibit no.	Description	Location of exhibits
Exhibit no.	Description	Form	Exhibit no.	Filing date
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
97^	Erroneously Awarded Compensation Recovery Policy	10-K	97	2/14/2024
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

Avantor, Inc.

Date: February 11, 2026	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 11, 2026.

/s/ Juan Andres	Director
Juan Andres

/s/ John Carethers	Director
John Carethers

/s/ Simon Dingemans	Director
Simon Dingemans

/s/ Steven Eck	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Steven Eck

/s/ R. Brent Jones	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
R. Brent Jones

/s/ Lan Kang	Director
Lan Kang

/s/ Emmanuel Ligner	Director, President and Chief Executive Officer (Principal Executive Officer)
Emmanuel Ligner

/s/ Gregory T. Lucier	Director
Gregory T. Lucier

/s/ Dame Louise Makin	Director
Dame Louise Makin

/s/ Joseph Massaro	Director
Joseph Massaro

/s/ Sanjeev Mehra	Director
Sanjeev Mehra

/s/ Mala Murthy	Director
Mala Murthy

/s/ Michael Severino	Director
Michael Severino

/s/ Gregory L. Summe	Chairman of the Board of Directors
Greg Summe

Avantor, Inc. and subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Avantor, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avantor, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income or loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill Impairment - Distribution reporting unit - Refer to notes 2, 6, and 11 to the financial statements

Critical Audit Matter Description
Goodwill is tested for impairment at the reporting unit level on October 1 of each year or more frequently whenever an event or change in circumstance occurs that would require reassessment of the recoverability of the asset. The Company estimates the fair value of each reporting unit using a weighted average of two valuation methods based on a discounted cash flows method and a guideline public company method. These valuation methods require management to make various assumptions, which include, but are not limited to, future profitability, cash flows, discount rates, weighting of valuation methods, and the selection of comparable publicly traded companies (peer groups). If the Company determines the carrying value of a reporting unit exceeds its fair value, an impairment charge is recorded for the excess. As a result of sustained decreases in the Company’s publicly quoted share price and market capitalization as well as changes in the operating results of the Distribution reporting unit, the Company conducted an interim impairment test as of September 30, 2025, which resulted in a non-cash goodwill impairment charge of $785.0 million. No impairment charges were recorded to the other reporting units as their estimated fair values exceeded their respective carrying amounts.
The principal considerations for our determination that performing audit procedures relating to the Distribution reporting unit’s goodwill impairment analysis is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment in evaluating the reasonableness of management’s assumptions under the discounted cash flows method, in particular the estimates of net sales growth and the discount rate; and (iii) an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures over management’s estimates of net sales growth and the discount rate for the Distribution reporting unit included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment testing, including those over management’s assumptions of net sales growth and the discount rate under the discounted cash flows method.
•We evaluated management’s ability to accurately forecast net sales growth by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s net sales growth by comparing the forecast to historical results and forecasted information included in available peer and industry data.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, by (1) testing the underlying information supporting this assumption; (2) testing the mathematical accuracy of the calculations; and (3) developing a range of independent estimates and comparing those to the discount rate selected by management.
•We evaluated the competency and objectivity of management’s specialists who assisted with preparing the discounted future cash flows analysis.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 11, 2026
We have served as the Company’s auditor since 2010.

Avantor, Inc. and subsidiaries
Consolidated balance sheets

(in millions)	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$365.4	$261.9
Accounts receivable, net of allowances of $29.6 and $30.2	1,074.6	1,034.5
Inventory	818.2	731.5
Other current assets	193.0	118.7
Total current assets	2,451.2	2,146.6
Property, plant and equipment, net (see note 10)	766.8	708.1
Other intangible assets, net (see note 11)	3,193.8	3,360.2
Goodwill, net (see note 11)	4,986.9	5,539.2
Other assets	396.0	360.4
Total assets	$11,794.7	$12,114.5
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$30.8	$821.1
Accounts payable	741.7	662.8
Employee-related liabilities	162.7	168.2
Accrued interest	47.3	48.6
Other current liabilities	396.4	306.8
Total current liabilities	1,378.9	2,007.5
Debt, net of current portion	3,915.5	3,234.7
Deferred income tax liabilities	557.1	557.3
Other liabilities	378.2	358.3
Total liabilities	6,229.7	6,157.8
Commitments and contingencies (see note 13)
Stockholders’ equity:
Common stock including paid-in capital, 682.0 and 680.8 shares issued and outstanding	3,984.8	3,937.7
Treasury stock at cost, 6.6 and 0.0 shares	(75.7)	—
Accumulated earnings	1,672.8	2,203.0
Accumulated other comprehensive loss	(16.9)	(184.0)
Total stockholders’ equity	5,565.0	5,956.7
Total liabilities and stockholders’ equity	$11,794.7	$12,114.5

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of operations

(in millions, except per share data)	Year ended December 31,
	2025	2024	2023
Net sales	$6,552.2	$6,783.6	$6,967.2
Cost of sales	4,412.8	4,504.3	4,603.4
Gross profit	2,139.4	2,279.3	2,363.8
Selling, general and administrative expenses	1,595.5	1,641.1	1,506.6
Impairment charges	785.0	—	160.8
Gain on sale of business	5.1	(446.6)	—
Operating (loss) income	(246.2)	1,084.8	696.4
Interest expense, net	(169.8)	(218.8)	(284.8)
Loss on extinguishment of debt	(4.6)	(10.9)	(6.9)
Other (expense) income, net	(20.7)	(1.2)	5.8
(Loss) income before income taxes	(441.3)	853.9	410.5
Income tax expense	(88.9)	(142.4)	(89.4)
Net (loss) income	$(530.2)	$711.5	$321.1
(Loss) earnings per share:
Basic	$(0.78)	$1.05	$0.48
Diluted	$(0.78)	$1.04	$0.47
Weighted average shares outstanding:
Basic	680.6	679.6	675.6
Diluted	680.6	681.9	678.4

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of comprehensive income or loss

(in millions)	Year ended December 31,
	2025	2024	2023
Net (loss) income	$(530.2)	$711.5	$321.1
Other comprehensive income (loss):
Foreign currency translation:
Unrealized gain (loss)	123.2	(83.3)	38.3
Reclassification of gain into earnings	—	(0.5)	—
Derivative instruments:
Unrealized gain	9.3	18.2	21.3
Reclassification of gain into earnings	(9.5)	(34.5)	(31.0)
Activity related to defined benefit plans:
Unrealized gain (loss)	11.0	(17.4)	(7.7)
Reclassification of loss (gain) into earnings	17.3	6.9	(5.9)
Other comprehensive income (loss) before income taxes	151.3	(110.6)	15.0
Income tax effect	15.8	(4.4)	16.3
Other comprehensive income (loss)	167.1	(115.0)	31.3
Comprehensive (loss) income	$(363.1)	$596.5	$352.4

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of stockholders’ equity

(in millions)	Common stock including paid-in capital		Accumulated (deficit) earnings	AOCI	Total
	Shares	Amount
Balance on December 31, 2022	674.3	$3,785.3	$1,170.4	$(100.3)	$4,855.4
Comprehensive income	—	—	321.1	31.3	352.4
Stock-based compensation expense	—	40.2	—	—	40.2
Stock option exercises and other common stock transactions	2.3	4.6	—	—	4.6
Balance on December 31, 2023	676.6	$3,830.1	$1,491.5	$(69.0)	$5,252.6
Comprehensive income (loss)	—	—	711.5	(115.0)	596.5
Stock-based compensation expense	—	47.0	—	—	47.0
Stock option exercises and other common stock transactions	4.2	60.6	—	—	60.6
Balance on December 31, 2024	680.8	$3,937.7	$2,203.0	$(184.0)	$5,956.7

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of stockholders’ equity (continued)

(in millions)	Common stock including paid-in capital		Accumulated (deficit) earnings	Treasury Stock		AOCI	Total
	Shares	Amount		Shares	Amount
Balance on December 31, 2024	680.8	$3,937.7	$2,203.0	—	$—	$(184.0)	$5,956.7
Comprehensive (loss) income	—	—	(530.2)	—	—	167.1	(363.1)
Stock-based compensation expense	—	47.6	—	—	—	—	47.6
Stock option exercises and other common stock transactions	1.2	(0.5)	—	—	—	—	(0.5)
Purchases of company common stock	—	—	—	6.6	(75.7)	—	(75.7)
Balance on December 31, 2025	682.0	$3,984.8	$1,672.8	6.6	$(75.7)	$(16.9)	$5,565.0

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of cash flows

(in millions)	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(530.2)	$711.5	$321.1
Reconciling adjustments:
Depreciation and amortization	410.2	405.5	402.3
Impairment charges	785.0	—	160.8
Gain on sale of business	5.1	(446.6)	—
Stock-based compensation expense	46.4	46.8	40.5
Non-cash restructuring charges (see note 12)	3.2	16.9	—
Provision for accounts receivable and inventory	63.7	75.1	84.5
Deferred income tax expense (benefit)	7.7	(46.9)	(172.4)
Amortization of deferred financing costs	8.5	11.2	13.0
Loss on extinguishment of debt	4.6	10.9	6.9
Foreign currency remeasurement loss (gain)	1.7	(0.3)	(2.6)
Pension termination charges	18.1	9.3	—
Changes in assets and liabilities:
Accounts receivable	13.6	45.9	77.0
Inventory	(109.4)	(18.5)	30.3
Accounts payable	42.4	59.6	(139.6)
Accrued interest	(1.3)	(1.6)	0.3
Other assets and liabilities	(144.2)	(37.7)	48.6
Other	(1.3)	(0.3)	(0.7)
Net cash provided by operating activities	623.8	840.8	870.0
Cash flows from investing activities:
Capital expenditures	(128.8)	(148.8)	(146.4)
Proceeds from sale of disposal group, net of cash sold	—	585.2	—
Other	(1.7)	2.5	2.7
Net cash (used in) provided by investing activities	$(130.5)	$438.9	$(143.7)

The accompanying notes are an integral part of these consolidated financial statements

Avantor, Inc. and subsidiaries
Consolidated statements of cash flows (continued)

(in millions)	Year ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Debt borrowings	$1,107.6	$—	$—
Debt repayments	(1,426.3)	(1,341.8)	(846.0)
Payments of debt refinancing fees	(15.1)	—	(2.3)
Proceeds received from exercise of stock options	5.1	69.2	18.3
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(5.6)	(8.6)	(13.7)
Payments for repurchase of common stock	(75.1)	—	—
Net cash used in financing activities	(409.4)	(1,281.2)	(843.7)
Effect of currency rate changes on cash and cash equivalents	19.7	(21.5)	8.2
Net change in cash, cash equivalents and restricted cash	103.6	(23.0)	(109.2)
Cash, cash equivalents and restricted cash, beginning of year	264.7	287.7	396.9
Cash, cash equivalents and restricted cash, end of year	$368.3	$264.7	$287.7

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
Diluted earnings per share is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares we could have repurchased with the proceeds from the issuance of the potentially dilutive shares. In the event that preferred shares are issued and outstanding, preferred dividends are added back to net income available to common stockholders, provided that inclusion of the preferred securities is not anti‑dilutive.
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
Equity
Stockholders’ equity or deficit comprises common stock and treasury stock. Our accounting policies for these instruments are as follows:
•Common stock is presented at par value plus additional paid-in amounts, net of issuance costs. Distributions are accounted for as reductions to common stock including paid-in capital and are classified as financing activities on the statement of cash flows.
•Upon issuance, paid-in capital is allocated among host stock instruments on a relative fair value basis.
•Treasury stock is accounted for under the cost method. When shares are repurchased, the cost of the shares, including any related transaction costs, is recorded as a reduction of stockholders’ equity. Shares held in treasury are excluded from common shares outstanding and therefore reduce the weighted‑average number of shares outstanding used in the calculation of both basic and diluted earnings per share. When treasury shares are reissued, the difference between the reissuance price and the recorded cost of those shares is recognized in additional paid-in capital.
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
Employee benefit plans
Some of our employees participate in defined benefit plans that we sponsor. We present these plans as follows due to their differing geographies, characteristics and actuarial assumptions:
•U.S. plans — Our U.S. plans are closed to participants who joined the Company after 2018, and annual accruals of future pension benefits for participating employees are not material to our financial statements. One of our two U.S. plans was terminated during 2025, as discussed in note 17.
•Non-U.S. plans — We sponsor eight plans covering employees in various countries that we acquired from VWR in 2017. Most of these plans continue to accrue future pension benefits for participating employees.
•Medical plan — We provide a post-retirement medical plan for certain U.S. employees. The plan is closed to new employees, and annual accruals of future pension benefits for participating employees are not material to our financial statements.
We sponsor a number of other defined benefit plans in various countries that are not material individually or in the aggregate and therefore are not included in our disclosures. Defined contribution and other employee benefit plans are also not material.
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
Stock options and RSUs
We measure the expense of stock options and RSUs based on their grant-date fair values. Awards that vest based on continued service are recognized as compensation expense on a straight-line basis over the requisite service period. For awards that are contingent upon the achievement of a performance condition, compensation expense is recognized over the performance period based on the probability of achievement. Awards with market conditions are measured at grant‑date fair value using valuation techniques that incorporate the likelihood of achieving the market condition, and the resulting expense is recognized over the requisite service period regardless of whether the market condition is ultimately satisfied. We recognize forfeitures of unvested awards as they occur by reversing any expense previously recorded in the period of forfeiture. Upon exercise or vesting of awards, we issue new shares of common stock.
The grant-date fair value of stock options is measured using the Black-Scholes pricing model, which incorporates assumptions based on the terms of each stock option agreement, the expected behavior of grant recipients, and our own and selected peer company data. Through the year ended December 31, 2024, due to limited trading history, we estimated volatility using a peer group methodology over a period equal to the expected life of the stock options. Beginning in 2025, after sufficient trading history became available, we adopted a blended volatility methodology that combines Avantor’s historical volatility with that of a peer group to provide a more stable and representative input. The risk-free interest rate is based on U.S. Treasury observed market rates, continuously compounded over the expected life. The expected life of stock options is estimated as the midpoint between the weighted-average vesting period and the contractual term.
The grant-date fair value for RSUs in which the vesting condition is based only on continuing service is measured using the quoted closing price of our common stock on the grant date. The grant-date fair value of awards with performance conditions is also measured using the quoted closing price of our common stock on the grant date, adjusted for the probability of achieving the specified performance targets. For awards that contain market conditions, we determine the grant‑date fair value using a Monte Carlo valuation model.
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
The amendments in this update are effective for annual periods beginning after December 15, 2024. Accordingly, we adopted this standard on a retrospective basis within our annual report for the year ended December 31, 2025. Adoption resulted in expanded disclosures within our income tax footnote, primarily related to the annual effective tax rate reconciliation and income taxes paid. Refer to note 20 for these disclosures.
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
Adoption of rules to enhance and standardize climate-related disclosures for Investors
In March 2024, the SEC adopted final rules to enhance and standardize climate-related disclosures in registration statements and annual reports. On April 4, 2024, the SEC voluntarily stayed the effectiveness of these rules pending judicial review, and on March 27, 2025, the SEC withdrew its defense of the rules in ongoing litigation. As a result, the rules remain subject to a stay and their future applicability is uncertain. We continue to monitor developments and will evaluate the impact of any final requirements on our disclosures and related processes.
4.    Divestitures
We completed the sale of our Clinical Services business, a component of the Company’s Laboratory Solutions reportable segment, on October 17, 2024. In the fourth quarter of 2024, we received gross proceeds of approximately $595.0 million. In connection with the sale, we recorded a gain of $446.6 million in the consolidated statements of operations for the year ended December 31, 2024. During the year ended December 31, 2025, we recorded a $(5.1) million post-closing purchase price adjustment to the originally recognized gain on sale in the consolidated statements of operations. The Clinical Services business was not classified as a discontinued operation because it did not represent a strategic shift that would have a major effect on our operations or financial results.

5.    Earnings per share
The following table presents the reconciliation of basic and diluted (loss) earnings per share for the years ended December 31, 2025, 2024 and 2023:

(in millions, except per share data)	Year ended December 31, 2025			Year ended December 31, 2024			Year ended December 31, 2023
	Loss (numerator)	Weighted average shares outstanding (denominator)	Loss per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$(530.2)	680.6	$(0.78)	$711.5	679.6	$1.05	$321.1	675.6	$0.48
Dilutive effect of stock-based awards	—	—		—	2.3		—	2.8
Diluted	$(530.2)	680.6	$(0.78)	$711.5	681.9	$1.04	$321.1	678.4	$0.47
Certain stock options and RSUs are not included in the diluted earnings (loss) per share calculation when the effect would have been anti-dilutive. The number of anti-dilutive shares not included were 14.5 million, 5.9 million and 12.9 million for the year ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
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
Our intercompany capitalization structure and derivative and hedging instruments are intended to mitigate substantially all of our net Euro financing exposure in future periods. We expect to record gains and losses related to intercompany borrowings denominated in other currencies. Historically, the remeasurement of borrowings denominated in currencies other than the Euro has not been material.
Impairment testing
On January 1, 2024, in connection with the Company’s reporting segment structure change, we performed quantitative impairment testing of goodwill for each of our reporting units. We did not record any impairment charges as each reporting unit had a fair value that was in excess of its carrying value.
As a result of sustained decreases in our publicly quoted share price and market capitalization, as well as changes in the operating results of our Distribution reporting unit, formerly referred to as our Buy Sell Lab reporting unit, we conducted an interim goodwill impairment test as of September 30, 2025. Based on this test, the carrying amount of the Distribution reporting unit exceeded its fair value, resulting in a non-deductible, non-cash goodwill impairment charge of $785.0 million, recorded in the consolidated statements of operations for the three months ended September 30, 2025. Following the impairment, the carrying value of the Distribution reporting unit equals its estimated fair value.
Future goodwill impairment charges may be required if market conditions, projected operating results, or other key valuation assumptions deteriorate. Changes in forecasted results, discount rates, or other inputs used to estimate fair value could materially impact valuations and increase the risk of impairment in subsequent periods. We did not record any goodwill impairments during the years ended December 31, 2024 and December 31, 2023.
Collective bargaining arrangements
As of December 31, 2025, approximately 5% of our employees in North America were represented by unions, and a majority of our employees in Europe are represented by workers’ councils or unions.
7.    Segment financial information
Effective January 1, 2024, we changed our operating model and reporting segment structure into two reportable business segments: Laboratory Solutions and Bioscience Production. Corporate costs are managed on a standalone basis, certain of which are allocated to our reportable segments.
In connection with this change, our CODM changed the measure used to evaluate segment profitability from Adjusted EBITDA to Adjusted Operating Income. The CODM uses this metric predominantly in the annual budget, forecasting and performance monitoring processes. All segment disclosures for 2023 reflect the changes to our reportable segments.
The following tables present information by reportable segment:

(in millions)	Net sales Year ended December 31,			Adjusted Operating Income Year ended December 31,
	2025	2024	2023	2025	2024	2023
Laboratory Solutions	$4,399.7	$4,610.1	$4,738.3	$510.4	$598.0	$668.3
Bioscience Production	2,152.5	2,173.5	2,228.9	517.8	558.2	601.9
Corporate	—	—	—	(70.4)	(66.4)	(58.4)
Total	$6,552.2	$6,783.6	$6,967.2	$957.8	$1,089.8	$1,211.8

(in millions)
Year ended December 31, 2025	Laboratory Solutions	Bioscience Production	Corporate	Total
Net sales	$4,399.7	$2,152.5	$—	$6,552.2
Adjusted cost of sales[1]	3,210.5	1,201.9	(0.2)	4,412.2
Adjusted operating expenses[2]	678.8	432.8	70.6	1,182.2
Adjusted Operating Income	$510.4	$517.8	$(70.4)	$957.8

(in millions)
Year ended December 31, 2024	Laboratory Solutions	Bioscience Production	Corporate	Total
Net sales	$4,610.1	$2,173.5	$—	$6,783.6
Adjusted cost of sales[1]	3,288.4	1,203.8	—	4,492.2
Adjusted operating expenses[2]	723.7	411.5	66.4	1,201.6
Adjusted Operating Income	$598.0	$558.2	$(66.4)	$1,089.8

(in millions)
Year ended December 31, 2023	Laboratory Solutions	Bioscience Production	Corporate	Total
Net sales	$4,738.3	$2,228.9	$—	$6,967.2
Adjusted cost of sales[1]	3,380.3	1,223.1	—	4,603.4
Adjusted operating expenses[2]	689.7	403.9	58.4	1,152.0
Adjusted Operating Income	$668.3	$601.9	$(58.4)	$1,211.8
━━━━━━━━━
1.Adjusted cost of sales excludes $0.6 million and $12.1 million of non-GAAP adjustments for the years ended December 31, 2025 and December 31, 2024, respectively, primarily related to restructuring and severance as described in more detail within the non-GAAP reconciliation presented below. There were no such non-GAAP adjustments to cost of sales for the year ended December 31, 2023.
2.Adjusted operating expenses excludes $1,203.4 million, $(7.1) million and $515.4 million of non-GAAP adjustments, for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively, primarily related to gain on sale of business, amortization, impairment charges, restructuring and severance charges and transformation expenses as described in more detail within the non-GAAP reconciliation presented below.
The following table presents depreciation and amortization by reportable segment:

(in millions)	Depreciation and amortization Year ended December 31,
	2025	2024	2023
Laboratory Solutions	$205.8	$212.8	$215.0
Bioscience Production	204.4	192.7	187.3
Total	$410.2	$405.5	$402.3
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

The following table presents the reconciliation of Adjusted Operating Income, our segment profitability measure, to (Loss) income before income taxes, the nearest measurement under GAAP:

(in millions)	Year ended December 31,
	2025	2024	2023
Adjusted Operating Income	$957.8	$1,089.8	$1,211.8
Amortization	(301.1)	(299.8)	(307.7)
Integration-related expenses[1]	—	—	(7.6)
Restructuring and severance charges[2]	(29.8)	(82.8)	(26.5)
Transformation expenses[3]	(61.7)	(58.9)	(5.4)
Reserve for certain legal matters, net[4]	(7.3)	(9.2)	(7.1)
Other[5]	(14.0)	(0.9)	(0.3)
Impairment charges[6]	(785.0)	—	(160.8)
Gain on sale of business[7]	(5.1)	446.6	—
Interest expense, net	(169.8)	(218.8)	(284.8)
Loss on extinguishment of debt	(4.6)	(10.9)	(6.9)
Other (expense) income, net	(20.7)	(1.2)	5.8
(Loss) income before income taxes	$(441.3)	$853.9	$410.5
━━━━━━━━━
1.Represents direct costs incurred with third parties and the accrual of a long-term retention incentive to integrate acquired companies. These expenses represent incremental costs and are unrelated to normal operations of our business. Integration expenses are incurred over a pre-defined integration period specific to each acquisition.
2.Reflects the incremental expenses incurred in the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption are specific to employee severance, site-related exit costs, and contract termination costs. These expenses recognized in 2024 & 2025 represent costs incurred to achieve the Company’s publicly-announced cost transformation initiative.
3.Represents incremental expenses directly associated with the Company’s publicly-announced cost transformation initiative, primarily related to the cost of external advisors.
4.Represents charges and legal costs, net of recoveries, in connection with certain litigation and other contingencies that are unrelated to our core operations and not reflective of on-going business and operating results.
5.Represents other stock-based compensation expense (benefit), $6.7 million of severance and transition costs associated with the replacement of our Chief Executive Officer in 2025, and other costs.
6.As described in notes 10 and 11.
7.The amount reported in 2024 reflects the gain on the sale of our Clinical Services business. The amount reported in 2025 reflects post‑closing purchase price adjustments related to that sale. The sale of the Clinical Services business is further described in note 4.
The following table presents net sales by product category:

(in millions)	Year ended December 31,
	2025	2024	2023
Proprietary	$3,448.9	$3,615.1	$3,720.2
Third-party	3,103.3	3,168.5	3,247.0
Total	$6,552.2	$6,783.6	$6,967.2

The following table presents information by geographic area:

(in millions)	Net sales Year ended December 31,			Property, plant and equipment, net Year ended December 31,
	2025	2024	2023	2025	2024
United States	$3,279.7	$3,549.6	$3,705.2	$470.4	$445.8
All other countries	3,272.5	3,234.0	3,262.0	296.4	262.3
Total	$6,552.2	$6,783.6	$6,967.2	$766.8	$708.1
8.    Supplemental disclosures of cash flow information
The following tables present supplemental disclosures of cash balances:

(in millions)	December 31,
	2025	2024
Cash and cash equivalents	$365.4	$261.9
Restricted cash classified as other assets	2.9	2.8
Total	$368.3	$264.7

(in millions)	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Cash paid for income taxes, net[1]
Federal	$56.4	$159.1	$110.6
State	22.8	34.2	27.8
Foreign	65.8	54.5	86.0
Total	145.0	247.8	224.4
Cash paid for interest, net, excluding financing leases	161.3	211.0	267.0
Cash paid for interest on finance leases	1.6	4.2	5.1
Cash paid under operating leases	43.2	44.0	43.8
Cash flows from financing activities:
Cash paid under finance leases	6.3	5.7	5.1
Non-cash financing activities:
Excise tax from stock repurchases	0.6	—	—
━━━━━━━━━
1.Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions: $8.9 million in Luxembourg and $7.7 million in Belgium for the year ended December 31, 2025 and $24.9 million in Switzerland for the year ended December 31, 2023.

9.    Inventory
The following table presents the components of inventory:

(dollars in millions)	December 31,
	2025	2024
Merchandise inventory	$499.4	$416.0
Finished goods	102.3	101.2
Raw materials	151.8	149.3
Work in process	64.7	65.0
Total	$818.2	$731.5
Inventory under the LIFO method:
Percentage of total inventory	22%	22%
Excess of current cost over carrying value	$44.6	$39.7
10.    Property, plant and equipment
The following table presents the components of property, plant and equipment:

(in millions)	December 31,
	2025	2024
Buildings and related improvements	$458.7	$414.3
Machinery, equipment and other	643.3	544.3
Software	268.3	238.9
Land	57.6	53.9
Assets not yet placed into service	83.6	86.2
Property, plant and equipment, gross	1,511.5	1,337.6
Accumulated depreciation and impairment charges	(744.7)	(629.5)
Property, plant and equipment, net	$766.8	$708.1
Depreciation expense was $109.1 million in 2025, $105.7 million in 2024 and $94.6 million in 2023.
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
As described in note 2, we reorganized our segment reporting structure effective January 1, 2024. The segment reporting reorganization also resulted in a change to our reporting units for the purpose of goodwill impairment testing. Our reporting units are Distribution (formerly referred to as Buy Sell Lab), Laboratory Specialty Products (formerly referred to as Proprietary Lab), Laboratory Services (formerly referred to as Services), Manufactured Products, Controlled Environment Consumables (formerly referred to as Buy Sell Production), and NuSil. As a result of the reorganization, our goodwill was reassigned to the new reporting units making up our Laboratory Solutions and Bioscience Production reporting segments.
We reassigned goodwill as of January 1, 2024 to align to our new segment structure by using a relative fair value approach as required under GAAP. We tested goodwill for impairment immediately before and after the reorganization of our reporting structure; no impairment was identified.
The following table presents goodwill by our reportable segments, on the effective date of the change:

	Laboratory Solutions	Bioscience Production	Total
Goodwill, gross	$3,842.0	$1,913.5	$5,755.5
Accumulated impairment losses	(18.4)	(20.4)	(38.8)
Goodwill, net	$3,823.6	$1,893.1	$5,716.7
As described in note 6, as a result of sustained decreases in our publicly quoted share price and market capitalization as well as changes in the operating results of our Distribution reporting unit, we conducted an interim test of our goodwill as of September 30, 2025.
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
Based on the results of the impairment test, the carrying amount of our Distribution reporting unit exceeded its fair value, resulting in a non-deductible, non-cash goodwill impairment charge of $785.0 million, which was recorded in the consolidated statement of operations. We did not identify impairment of any other long-lived assets in this reporting unit. The remaining reporting units tested were not impaired, as their estimated fair values exceeded their respective carrying amounts as of the interim testing date.
Following the impairment charge, the carrying value of the Distribution reporting unit is equal to its estimated fair value. Recognition of additional impairment charges may be required in future periods if market conditions, projected results, or other valuation assumptions deteriorate further.
Since October 1, 2025 is our designated annual impairment testing date, management performed the required procedures to reassess impairment as of that date, including a review of key assumptions, market indicators, and other relevant factors. No conditions were identified that differed materially from those considered in the September 30, 2025 interim analysis. Accordingly, the conclusions reached in that interim test remained appropriate, and no additional impairment was recorded as of October 1, 2025.
The following tables present changes in goodwill by reportable segment:

(in millions)	December 31, 2025
	Laboratory Solutions	Bioscience Production	Total
Beginning balance, net	$3,651.2	$1,888.0	$5,539.2
Currency translation	223.1	9.6	232.7
Impairment loss	(785.0)	—	(785.0)
Ending balance, net	3,089.3	1,897.6	4,986.9
Accumulated impairment losses	803.4	20.4	823.8
Ending balance, gross	$3,892.7	$1,918.0	$5,810.7

(in millions)	December 31, 2024
	Laboratory Solutions	Bioscience Production	Total
Beginning balance, net	$3,823.6	$1,893.1	$5,716.7
Currency translation	(113.4)	(5.1)	(118.5)
Divestitures	(59.0)	—	(59.0)
Ending balance, net	3,651.2	1,888.0	5,539.2
Accumulated impairment losses	18.4	20.4	38.8
Ending balance, gross	$3,669.6	$1,908.4	$5,578.0
Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	December 31, 2025			December 31, 2024
	Gross value	Accumulated amortization and impairment[1]	Carrying value	Gross value	Accumulated amortization and impairment[1]	Carrying value
Customer relationships	$4,915.0	$2,172.7	$2,742.3	$4,697.5	$1,840.4	$2,857.1
Trade names	366.8	272.9	93.9	351.6	240.4	111.2
Other	641.6	376.3	265.3	626.8	327.2	299.6
Total finite-lived	$5,923.4	$2,821.9	3,101.5	$5,675.9	$2,408.0	3,267.9
Indefinite-lived			92.3			92.3
Total			$3,193.8			$3,360.2
━━━━━━━━━
1.As of December 31, 2025 and December 31, 2024, accumulated impairment losses on Customer relationships were $65.9 million and on Other were $40.5 million, totaling $106.4 million.

Amortization expense was $301.1 million in 2025, $299.8 million in 2024 and $307.7 million in 2023.
We recorded an impairment charge of $106.4 million on Ritter’s finite-lived intangible assets in the second quarter of 2023 in connection with the impairment of Ritter’s property, plant & equipment, as previously discussed in note 10. This charge impacted our Laboratory Solutions reportable segment.
The following table presents estimated future amortization:

(in millions)	December 31, 2025
2026	$303.5
2027	302.0
2028	286.6
2029	282.8
2030	280.1
Thereafter	1,646.5
Total	$3,101.5
12.    Restructuring
The following table presents restructuring and severance expenses by plan:

(in millions)	Year ended December 31,
	2025	2024	2023
2024 restructuring program	$(5.3)	$82.8	$—
Other	35.1	—	26.5
Total	$29.8	$82.8	$26.5
Restructuring and severance charges are classified as SG&A expenses or cost of sales depending on the nature of the expense.
2024 restructuring program
The 2024 restructuring program is a part of the Company’s multi-year cost transformation initiative designed to right-size the Company’s cost base and optimize its footprint and organizational structure with a focus on driving cost improvement and productivity. During 2025, we recognized a $(5.3) million non‑cash adjustment that reduced the previously recorded 2024 restructuring accrual, primarily reflecting updates to expected severance and other exit costs that were no longer required. No additional material charges were incurred in 2025, and we do not expect to incur additional material charges related to this program in future periods.

The following table presents information about expenses under the 2024 restructuring program for the periods covered under this report in which the plan was active:

(in millions)	Year ended December 31,		As of year ended December 31, 2025
	2025	2024	Charges incurred	Expected remaining charges	Total expected charges
Employee severance and related	$(5.3)	$64.3	$59.0	$—	$59.0
Facility closure	—	1.6	1.6	—	1.6
Other	—	16.9	16.9	—	16.9
Total	$(5.3)	$82.8	$77.5	$—	$77.5

Laboratory Solutions	$(1.7)	$41.3	$39.6	$—	$39.6
Bioscience Production	(3.6)	40.6	37.0	—	37.0
Corporate	—	0.9	0.9	—	0.9
Total	$(5.3)	$82.8	$77.5	$—	$77.5
Other charges in the table above primarily relate to the write-downs of the carrying value of assets that we have disposed of under the program.
The following table presents changes to accrued employee severance and related expenses under the 2024 restructuring program, which are primarily classified as employee-related current liabilities:

(in millions)	Year ended December 31,
2025
Beginning balance	$21.3
Non-cash adjustments	(5.3)
Cash payments	(12.5)
Currency translation	(0.6)
Ending balance	$2.9
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
Other noteworthy matters
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. This matter is covered by the indemnification arrangement previously described. At December 31, 2025, our accrued obligation under this order is $2.3 million, which is calculated based on expected cash payments discounted at rates ranging from 3.4% to 4.8% between 2026 and 2045. The undiscounted amount of that obligation is $3.5 million.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At December 31, 2025, our balance sheet includes a liability of $1.2 million for remediation and monitoring costs. That liability is estimated primarily on discounted expected remediation payments and is not materially different from its undiscounted amount.

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
Litigation
The Company and certain current and former officers and directors have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Eastern District of Pennsylvania on October 30, 2025, and November 25, 2025, respectively. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 related to alleged misleading or false statements concerning Avantor’s competitive position and the purported effects of increased competition, as well as other aspects of the Company’s business, operations, and management. The lawsuits seek unspecified damages, attorneys’ fees, and other relief. The Company disputes the claims and intends to vigorously defend against them.
At this time, the outcome of this matter cannot be predicted, and management cannot reasonably estimate the possible loss or range of loss, if any.
Adverse developments in this litigation could result in significant costs or damages; however, based on the information currently available, management does not believe the resolution of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
At December 31, 2025, there was no outstanding litigation that we believe would result in material losses if decided against us, and we do not believe that there are any unasserted matters that are reasonably possible to result in a material loss.

14.    Debt
The following table presents information about our debt:

(dollars in millions)	December 31, 2025			December 31, 2024
	Interest terms	Rate	Amount
Receivables facility	SOFR[1] plus —%	—%	$—	$125.0
Senior secured credit facilities:
Euro term loans B-4	EURIBOR plus —%	—%	—	81.6
Euro term loans B-5	EURIBOR plus —%	—%	—	324.5
Euro term loans B-6	EURIBOR plus 2.50%	4.46%	645.2	—
Euro term loans A-1	EURIBOR plus 1.50%	3.46%	469.2	—
U.S. dollar term loans B-6	SOFR[1] plus —%	—%	—	86.6
2.625% secured notes	fixed rate	—%	—	672.6
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% unsecured notes	fixed rate	3.875%	469.2	413.9
4.625 % unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			26.9	15.0
Other			7.4	8.6
Total debt, gross			3,967.9	4,077.8
Less: unamortized deferred financing costs			(21.6)	(22.0)
Total debt			$3,946.3	$4,055.8
Classification on balance sheets:
Current portion of debt			$30.8	$821.1
Debt, net of current portion			3,915.5	3,234.7
━━━━━━━━━
1.SOFR includes credit spread adjustment.
The following table presents mandatory future repayments of debt principal:

(in millions)	December 31, 2025
2026	$30.8
2027	37.4
2028	2,056.1
2029	835.7
2030	391.0
Thereafter	616.9
Total debt, gross	$3,967.9

Interest expense, net includes interest income of $42.2 million, $75.1 million and $65.2 million for the year ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. The interest income for the year ended December 31, 2025, December 31, 2024 and December 31, 2023, primarily relates to income on our interest rate swaps and cross currency swaps discussed in note 21.
Credit facilities
The following table presents availability under our revolving credit facility:

(in millions)	December 31, 2025
Capacity	$1,400.0
Undrawn letters of credit outstanding	(19.5)
Unused availability	$1,380.5
In June 2023, we amended the revolving credit facility to increase its funding limit to $975.0 million and extended the term to June 29, 2028. We capitalized $2.3 million of fees in connection with this transaction.
In October 2025, we amended the revolving credit facility to increase its funding limit to $1,400.0 million and extended the term to October 9, 2030. We capitalized $3.8 million of fees in connection with this transaction. Refer to the “Senior secured credit facilities” section below for further discussion of this amendment.
Receivables facility
In October 2025, we terminated our receivables facility, which had a funding limit of $400.0 million. The cost associated with terminating this arrangement was not material.
Senior secured credit facilities
On December 31, 2025, the senior secured credit facilities consisted of a $1,400.0 million revolving credit facility that matures on October 9, 2030, a $645.2 million term loan facility that matures on October 9, 2032 and a $469.2 million term loan facility that matures on October 9, 2030. The revolving credit facility allows us to issue letters of credit and short-term notes. Borrowings under the facilities are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of their assets. The senior secured credit facilities bear interest at variable rates. The margin on the revolving credit facility decreases if certain net leverage ratios are achieved. Various other immaterial fees are payable under the facilities.
In October 2025, we completed a refinancing that included the issuance of €400.0 million and €550.0 million of senior secured term loans, maturing in October 2030 and October 2032, respectively. These loans bear interest at EURIBOR plus 150 basis points and EURIBOR plus 250 basis points, respectively. The proceeds from these issuances, along with cash on hand, were used to repay our outstanding U.S. dollar term loans B-6, Euro term loans B-4 and B-5, the remaining 2.625% secured notes, and the receivables facility. We capitalized $8.0 million of fees and expensed $4.4 million of fees in connection with this transaction.
In connection with the refinancing, we amended our revolving credit facility to obtain an additional $425.0 million in available funding, increasing the total availability under the facility to $1,400.0 million. The revolving credit facility will mature in October 2030.

Both the newly issued senior secured term loans and the amended revolving credit facility include covenants that we consider to be usual and customary. As part of the refinancing and the addition of the new €400.0 million term loan, (i) the leverage-based financial covenant in the credit facility agreement became a full-time financial maintenance covenant, whereas previously it had been a “springing covenant”, and (ii) a new consolidated interest coverage ratio financial maintenance covenant was added to the credit facilities agreement, in both cases on usual and customary terms for facility agreements governing these types of senior secured term loan and revolving credit facilities. As of December 31, 2025, our net leverage and consolidated interest coverage ratio were within the covenant requirements.
We are required to make additional prepayments if: (i) we generate excess cash flows, as defined, at specified percentages that decline if certain net leverage ratios are achieved; or (ii) we receive cash proceeds from certain types of asset sales or debt issuances. No additional required prepayments have become due since the inception of the credit facilities.
We may also prepay the term loans at our option. In 2025 and 2024, we made optional prepayments of $449.4 million and $526.4 million, respectively, of Euro term loans and $80.8 million and $690.0 million, respectively, of U.S. dollar term loans. In connection with the 2025 and 2024 prepayments, we recorded losses on extinguishment of debt of $1.1 million and $10.9 million, respectively, for the proportional write-off of related unamortized deferred financing costs.
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
Share purchase program
In October 2025, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, exclusive of fees, commissions and related transaction expenses. Repurchases may be funded through our available cash, borrowings under existing credit facilities or other financing arrangements approved by the Board of Directors.
Management is authorized to repurchase our common stock on the open market or in privately negotiated transactions, through one or more Rule 10b5-1 trading plans, Rule 10b-18 repurchase programs, accelerated share repurchase programs, including any collateral arrangements, or a combination thereof. The timing, manner, price and amount of repurchases will be determined by management depending upon economic, market and other conditions. The repurchase program may be modified, suspended, or terminated at any time. Shares repurchased under the program are held as treasury stock.
During the fourth quarter of 2025, we repurchased $75.0 million of our common stock (6.6 million shares). As of December 31, 2025, $425.0 million remained available for repurchase under the program.

16.    Accumulated other comprehensive income (loss)
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance on December 31, 2022	$(131.3)	$19.9	$11.1	$(100.3)
Unrealized gain (loss)	38.3	21.3	(7.7)	51.9
Reclassification of gain into earnings	—	(31.0)	(5.9)	(36.9)
Change due to income taxes	10.2	2.4	3.7	16.3
Balance on December 31, 2023	(82.8)	12.6	1.2	(69.0)
Unrealized (loss) gain	(83.3)	18.2	(17.4)	(82.5)
Reclassification of (gain) loss into earnings	(0.5)	(34.5)	6.9	(28.1)
Change due to income taxes	(10.8)	3.9	2.5	(4.4)
Balance on December 31, 2024	(177.4)	0.2	(6.8)	(184.0)
Unrealized gain	123.2	9.3	11.0	143.5
Reclassification of (gain) loss into earnings	—	(9.5)	17.3	7.8
Change due to income taxes	23.2	—	(7.4)	15.8
Balance on December 31, 2025	$(31.0)	$—	$14.1	$(16.9)
The reclassifications effects shown above were immaterial to the financial statements and were made to either cost of sales, SG&A expense, other (expense) income, net or interest expense depending upon the nature of the underlying transaction. The income tax effects in 2025 and 2024 on foreign currency translation were due to our net investment hedge and cross-currency swap discussed in note 21.
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
We approved the termination of one of our two U.S. pension plans during 2024. The pension liability was partially settled in December 2024 due to lump sum distribution payments of $54.2 million to plan participants. We recorded $9.3 million of pension termination costs for the year ended December 31, 2024, which are included in other income or expenses as discussed in note 19.
The remaining pension liability was settled in 2025, primarily through the purchase of annuity contracts totaling $97.7 million. As a result of the settlement, we recorded $16.3 million of pension termination costs in 2025, which were primarily recognized in other income or expense.
The remaining pension surplus from the plan was used by the Company, as prescribed by applicable regulations, to fund a Qualified Replacement Plan, which will primarily fund future non-elective contributions to the Avantor U.S. 401(k) defined contribution plan.

The following table presents changes in benefit obligations and plan assets and the funded status of our plans:

(in millions)	U.S. pension plans Year ended December 31,		Non-U.S. pension plans Year ended December 31,		U.S. medical plan Year ended December 31,
	2025	2024	2025	2024	2025	2024
Benefit obligation:
Beginning balance	$119.7	$164.6	$179.0	$200.7	$9.8	$10.6
Service cost	0.8	1.9	3.4	3.2	0.1	0.1
Interest cost	0.9	8.1	6.8	6.8	0.6	0.5
Employee contributions	—	—	1.3	1.1	—	—
Actuarial (gain) loss	(2.2)	8.5	(11.4)	(7.9)	0.9	(1.0)
Benefits paid	(0.7)	(9.2)	(7.6)	(7.7)	(0.4)	(0.4)
Settlements and curtailments	(110.9)	(54.2)	(8.2)	(9.0)	—	—
Currency translation	—	—	20.1	(9.5)	—	—
Other	(0.1)	—	1.9	1.3	—	—
Ending balance	7.5	119.7	185.3	179.0	11.0	9.8
Fair value of plan assets:
Beginning balance	153.7	214.7	109.0	124.8	—	—
Return (loss) on plan assets	0.6	1.7	5.5	(3.5)	—	—
Employer contributions	0.7	0.7	6.5	6.3	0.4	0.4
Employee contributions	—	—	1.3	1.1	—	—
Benefits paid	(0.7)	(9.2)	(7.6)	(7.7)	(0.4)	(0.4)
Settlements and curtailments	(110.9)	(54.2)	(7.4)	(9.0)	—	—
Currency translation	—	—	10.8	(4.4)	—	—
Other[1]	(43.4)	—	2.1	1.4	—	—
Ending balance	—	153.7	120.2	109.0	—	—
Funded status at end of year	$(7.5)	$34.0	$(65.1)	$(70.0)	$(11.0)	$(9.8)
━━━━━━━━━
1.The amount reported for the year ended December 31, 2025, primarily reflects the transfer of the remaining pension surplus from the terminated U.S. Pension Plan to fund a Qualified Replacement Plan.

The following table presents other balance sheet information for defined benefit plans:

(in millions)	U.S. pension plans December 31,		Non-U.S. pension plans December 31,		U.S. medical plan December 31,
	2025	2024	2025	2024	2025	2024
Accumulated benefit obligation	$7.5	$119.6	$182.9	$176.4	$10.9	$9.8
Amounts recorded in balance sheet:
Other assets	$—	$41.6	$10.6	$4.5	$—	$—
Other current liabilities	(0.7)	(0.7)	(3.2)	(2.8)	(0.9)	(0.7)
Other liabilities	(6.8)	(6.9)	(72.5)	(71.7)	(10.1)	(9.1)
Funded status	$(7.5)	$34.0	$(65.1)	$(70.0)	$(11.0)	$(9.8)
Components of AOCI, excluding tax effects:
Actuarial gain (loss)	$0.4	$(19.1)	$16.1	$3.1	$7.5	$9.3
Prior service gain	—	—	0.6	1.0	—	—
The following table presents the assumptions used to determine the benefit obligation:

	U.S. pension plans December 31,		Non-U.S. pension plans December 31,		U.S. medical plan December 31,
	2025	2024	2025	2024	2025	2024
Discount rate	5.2%	5.5%	4.1%	3.7%	5.3%	5.2%
Annual rate of salary increase	—%	3.5%	2.1%	2.2%	—	—
Health care cost trends:
Initial rate	n/a	n/a	n/a	n/a	7.5%	6.9%
Ultimate rate	n/a	n/a	n/a	n/a	4.0%	4.0%
Year ultimate rate is reached	n/a	n/a	n/a	n/a	2050	2048

Actuarial gains for the year ended December 31, 2025 were primarily attributable to higher discount rates (excluding the terminated U.S. plan) and increases in lump‑sum conversion rates for the U.S. plans. Additional gains resulted from lower inflation assumptions. These favorable impacts were partially offset by experience losses in the non‑U.S. plans during the year. For 2024, increases in discount rates in both the U.S. and U.K. generated most of the actuarial gains in the U.S. and non‑U.S. pension plan obligations. These gains were partially offset by experience losses in the U.S. related to annuity purchases completed as part of the plan termination process. Non‑U.S. plans also recorded experience gains in 2024 due to involuntary terminations. Actuarial losses in the U.S. postretirement medical plan in 2025 were driven primarily by unfavorable experience and a decrease in the discount rate, compared to 2024, when actuarial gains were mainly attributable to favorable experience.

The following table presents future benefits expected to be paid:

(in millions)	December 31, 2025
	U.S. pension plans	Non-U.S. pension plans	U.S. medical plan
2026	$0.7	$10.1	$0.9
2027	0.7	10.3	0.9
2028	0.7	11.4	0.9
2029	0.7	13.2	1.0
2030	0.7	12.7	1.0
2031 – 2035	3.0	63.8	4.6
We do not expect to make any material contributions to our defined benefit plans in 2026.
The following table presents the allocation of plan assets:

(in millions)	December 31, 2025					December 31, 2024
	Total	Level 1	Level 2	Level 3	NAV[1]	Total	Level 1	Level 2	Level 3	NAV[1]
U.S. plans:
Cash	$—	$—	$—	$—	$—	$25.4	$25.4	$—	$—	$—
Fixed income	—	—	—	—	—	122.8	23.3	99.5	—	—
Equity	—	—	—	—	—	5.5	5.5	—	—	—
Total	$—	$—	$—	$—	$—	$153.7	$54.2	$99.5	$—	$—
Non-U.S. plans:
Cash	$1.0	$1.0	$—	$—	$—	$1.2	$1.2	$—	$—	$—
Fixed income	56.7	—	44.7	—	12.0	46.5	—	42.3	—	4.2
Equity	17.8	—	12.9	—	4.9	20.0	—	11.8	—	8.2
Other	2.0	—	1.5	—	0.5	2.9	—	1.3	—	1.6
Insurance contracts	42.7	—	—	42.7	—	38.4	—	—	38.4	—
Total	$120.2	$1.0	$59.1	$42.7	$17.4	$109.0	$1.2	$55.4	$38.4	$14.0
━━━━━━━━━
1.Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
For periods prior to the plan’s termination, the U.S. pension plan’s investment strategy focused on aligning the duration of plan assets with the duration of benefit obligations. This strategy utilized diversified fixed‑income funds to hedge movements in the discount rate, with investments primarily in long‑duration, investment‑grade corporate bonds across industrial, financial, and utility sectors. Surplus assets were invested in equity funds. The plan was fully settled and terminated in 2025, and therefore no U.S. pension plan assets remained invested as of December 31, 2025.

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
The following table presents changes to plan assets of non-U.S. plans that were measured using unobservable inputs:

(in millions)	Year ended December 31,
	2025	2024
Beginning balance	$38.4	$45.7
Purchases	6.3	5.0
Actual returns	0.4	0.4
Settlements	(7.8)	(9.7)
Currency translation	5.4	(3.0)
Ending balance	$42.7	$38.4
18.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Year ended December 31,
		2025	2024	2023
Stock options	Equity	$9.3	$10.5	$13.7
RSUs	Equity	37.1	35.0	25.5
Other	Both	—	1.3	1.3
Total		$46.4	$46.8	$40.5
Award classification:
Equity		$47.6	$47.0	$40.2
Liability		(1.2)	(0.2)	0.3
At December 31, 2025, unvested awards have remaining expense of $67.1 million to be recognized over a weighted average period of 1.5 years.
We recognized a reduction to income tax expense as a result of tax benefits associated with our stock-based compensation plans of $3.0 million, $5.9 million and $5.0 million, in 2025, 2024 and 2023, respectively.
Our stock-based compensation awards have been issued under a succession of plans sponsored by the ultimate parent of our business, which is currently Avantor, Inc. In connection with our IPO, we adopted the 2019 Plan. The 2019 Plan provides for up to 23.5 million shares of common stock to be issued in the form of stock options, RSUs or other equity-based awards or cash-based awards. The 2019 Plan also provides for 1% annual increases to the number of shares of common stock available for issuance unless reduced by our Board of Directors. At December 31, 2025, 43.7 million shares were available for future issuance. The 2019 Plan will automatically terminate on May 17, 2029, and no award under the plan may be granted after this date.

Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance on December 31, 2024	11.9	$21.94
Granted	1.5	16.01
Exercised	(0.1)	7.80
Forfeited	(1.6)	22.57
Balance on December 31, 2025	11.7	$21.18	$—	4.2 years
Expected to vest	2.0	19.16	—	8.6 years
Vested	9.7	21.57	—	3.4 years
During 2025, we granted stock options with a contractual life of ten years that vest annually over two to three years, as specified in the underlying grant agreements, subject to the recipient continuously providing service to us through each applicable vesting period.
The following table presents weighted-average information about stock options granted:

	Year ended December 31,
	2025	2024	2023
Grant date fair value per option	$6.05	$9.86	$9.64
Assumptions used to determine grant date fair value:
Expected stock price volatility	32%	34%	33%
Risk free interest rate	4.2%	4.3%	4.1%
Expected dividend rate	nil	nil	nil
Expected life of options	6.0 years	6.0 years	6.2 years
The following table presents other information about stock options:

(in millions)	Year ended December 31,
	2025	2024	2023
Fair value of options vested	$12.5	$13.7	$14.2
Intrinsic value of options exercised	0.8	11.7	7.1

RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance on December 31, 2024	4.6	$26.63
Granted	4.9	15.33
Vested	(1.3)	27.14
Forfeited	(1.5)	21.36
Balance on December 31, 2025	6.7	$17.88
During 2025, we granted RSUs that vest annually over one to three years, as specified in the underlying grant agreements, subject to the recipient continuously providing service to us throughout the vesting period. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. We recorded expense on such awards of $2.8 million, $9.3 million and $3.1 million, for the years ended December 31, 2025, 2024 and 2023, respectively.
The fair value of RSUs that vested in 2025, 2024 and 2023 was $32.4 million, $31.0 million and $29.5 million, respectively.
19.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Year ended December 31,
	2025	2024	2023
Net foreign currency (loss) gain from financing activities	$(7.7)	$4.7	$3.1
(Expense) income related to defined benefit plans	(15.9)	(6.6)	2.6
Other	2.9	0.7	0.1
Other (expense) income, net	$(20.7)	$(1.2)	$5.8
Most of the net foreign currency remeasurement (loss) gain from financing activities was caused by the volatility of the U.S. dollar on unhedged intercompany loan positions as disclosed in note 6. Other income or expense related to our defined benefit plans primarily relates to pension termination charges as described in note 17, and the expected returns on defined benefit plan assets.

20.    Income taxes
The following table presents detail about captions appearing on the statements of operations:

(in millions)	Year ended December 31,
	2025	2024	2023
(Loss) income before income taxes:
United States	$(580.6)	$521.2	$527.6
Foreign	139.3	332.7	(117.1)
Total	$(441.3)	$853.9	$410.5
Current income tax (expense) benefit:
Federal	$(24.9)	$(97.6)	$(110.7)
State	(9.5)	(30.4)	(35.5)
Foreign	(46.8)	(61.3)	(115.6)
Subtotal	(81.2)	(189.3)	(261.8)
Deferred income tax (expense) benefit:
Federal	(23.4)	18.5	18.9
State	20.3	(0.4)	0.9
Foreign	(4.6)	28.8	152.6
Subtotal	(7.7)	46.9	172.4
Income tax expense	$(88.9)	$(142.4)	$(89.4)
The following table reconciles the income tax provision calculated at the United States federal corporate rate to the amounts presented in the statements of operations:

(in millions)	Year ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
(Loss) income before income taxes	(441.3)		853.9		410.5
United States federal corporate rate	(92.7)	21.0%	179.3	21.0%	86.2	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect[1]	(8.6)	1.9%	24.3	2.9%	27.3	6.7%
Foreign Tax Effects
Germany
German Trade Tax	2.9	(0.7)%	1.9	0.2%	5.5	1.3%
Statutory tax rate difference between Germany and United States	(7.5)	1.7%	(9.1)	(1.1)%	(21.1)	(5.1)%
Valuation Allowance	16.0	(3.6)%	22.5	2.6%	24.6	6.0%
Other Germany	(1.0)	0.2%	(1.7)	(0.1)%	(1.6)	(0.4)%
Netherlands
Valuation Allowance	(9.5)	2.1%	—	—%	—	—%
Other Netherlands	2.3	(0.5)%	2.0	0.2%	(6.9)	(1.7)%
Singapore
Tax Exempt Income	—	—%	(14.5)	(1.7)%	(14.7)	(3.6)%

Other Singapore	0.2	—%	(3.4)	(0.4)%	(3.3)	(0.8)%
Switzerland
Change in Applicable Cantonal Tax Rate	15.6	(3.5)%	—	—%	0.3	0.1%
Other Switzerland	(3.2)	0.7%	3.1	0.4%	(0.6)	(0.1)%
United Kingdom
Clinical Services Sale	—	—%	(38.5)	(4.5)%	—	—%
Tax Exempt Income	(19.2)	4.4%	(0.6)	(0.1)%	—	—%
Other United Kingdom	4.4	(1.0)%	4.3	0.5%	(2.3)	(0.6)%
Other Foreign Jurisdictions	7.5	(1.7)%	(1.2)	(0.1)%	4.5	1.1%
Effect of Cross-Border Tax Laws
FDII	(14.4)	3.3%	(13.9)	(1.6)%	(17.1)	(4.2)%
GILTI	(0.1)	—%	8.0	0.9%	(0.1)	—%
Other Effect of Cross-Border Tax Laws	1.7	(0.4)%	1.2	0.1%	—	—%
Tax Credits
Research and development tax credits	(1.4)	0.3%	(2.1)	(0.2)%	(1.9)	(0.5)%
Nontaxable or Nondeductible Items
Executive Compensation Limitation	4.7	(1.1)%	2.2	0.3%	6.1	1.5%
Impairment of Goodwill	164.9	(37.4)%	—	—%	—	—%
Other Permanent differences	6.1	(1.3)%	6.2	0.7%	1.7	0.4%
Changes in Unrecognized Tax Benefits	17.0	(3.8)%	(22.7)	(2.8)%	(0.3)	(0.1)%
Other Adjustments	3.2	(0.7)%	(4.9)	(0.5)%	3.1	0.8%
Income tax benefit	$88.9	(20.1)%	$142.4	16.7%	$89.4	21.8%
━━━━━━━━
1.State taxes in California, Massachusetts, Pennsylvania, and Maryland make up the majority (greater than 50 percent) of the tax effect in this category.

Deferred taxes
The following table presents the components of deferred tax assets and liabilities:

(in millions)	December 31,
	2025	2024
Deferred tax assets:
Reserves and accrued expenses	$49.0	$54.7
Pension, postretirement and environmental liabilities	0.5	8.2
Net operating loss and deferred deductions	367.2	458.7
Other	38.3	3.1
Deferred tax assets, gross	455.0	524.7
Less: valuation allowances	(190.1)	(214.1)
Deferred tax assets, net	264.9	310.6
Deferred tax liabilities:
Intangibles	(611.8)	(656.1)
Property, plant and equipment	(64.8)	(57.8)
Investment in partnerships	(71.0)	(58.5)
Deferred tax liabilities	(747.6)	(772.4)
Net deferred tax liability	$(482.7)	$(461.8)
Classification on balance sheets:
Other assets	$74.4	$95.5
Deferred income tax liabilities	(557.1)	(557.3)
The (decrease) increase to the valuation allowance was $(24.0) million in 2025, $8.0 million in 2024 and $26.4 million in 2023.
At December 31, 2025, $132.1 million of the valuation allowances presented above relate to foreign net operating loss carryforwards that are not expected to be realized. We evaluate the realization of deferred tax assets by considering such factors as the reversal of existing taxable temporary differences, expected profitability by tax jurisdiction and available carryforward periods. The extent and timing of any such reversals will influence the extent of tax benefits recognized in a particular year. Should applicable losses, credits and deductions ultimately be realized, the resulting reduction in the valuation allowance would generally be recognized as an income tax benefit.
Uncertain tax positions
We file federal income tax returns in the United States and other tax returns in various states and international jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. In these cases, we evaluate our tax position using the recognition threshold and the measurement analysis in accordance with the accounting guidance. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit recognized in our financial statements. Tax years are subject to examination in the United States since 2021 at the federal level, since 2017 for certain states and in certain international jurisdictions since 2014.

The following table reflects changes to the reserve for uncertain tax positions, excluding accrued interest and penalties:

(in millions)	Year ended December 31,
	2025	2024	2023
Beginning balance	$83.3	$106.9	$51.8
Additions:
Tax positions related to the current year	1.1	1.1	—
Tax positions related to prior years	34.0	1.6	65.2
Reductions:
Settlements with taxing authorities	(18.1)	—	(6.3)
Lapse of statutes of limitations	(1.4)	(25.6)	(4.5)
Currency translation	8.0	(0.7)	0.7
Ending balance	$106.9	$83.3	$106.9
At December 31, 2025, December 31, 2024 and December 31, 2023, the total amount of unrecognized tax benefits that, if recognized, would reduce income tax expense and the effective tax rate by $79.1 million, $31.3 million and $50.8 million, respectively.
Accrued interest and penalties related to the reserve for uncertain tax positions were $11.1 million at December 31, 2025, $7.2 million at December 31, 2024 and $8.2 million at December 31, 2023.
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
Deferred tax treatment of goodwill impairment
In the third quarter of 2025, the Company recorded a goodwill impairment charge of $785.0 million related to our Distribution reporting unit, formerly referred to as our Buy Sell reporting unit. The impairment charge was recorded against “Component 2 goodwill”, which relates to book goodwill exceeding the amount that is tax‑deductible resulting in the goodwill being non-deductible as a permanent difference.
Other matters
Undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested amount to $2,776.2 million at December 31, 2025. In addition to the one-time transition tax imposed on all accumulated foreign undistributed earnings through December 31, 2017, undistributed earnings of foreign subsidiaries as of December 31, 2025 may still be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply. We assert indefinite reinvestment related to investments in foreign subsidiaries. It is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings due to the complexity of the hypothetical calculation.
At December 31, 2025, we had federal net operating loss carryforwards of $3.1 million that have indefinite expirations and state net operating loss carryforwards of $70.8 million that expire at various times through 2041. In addition, we had foreign net operating loss carryforwards of $560.5 million, which predominantly have indefinite expirations.
On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (“Act”). As a result of the Act, our current cash tax obligations were reduced by approximately $43.0 million due to changes to several provisions, including the reinstatement of immediate expensing for domestic research and development expenditures, the extension of 100% bonus depreciation for qualified properties and the relaxation of limitations on the deductibility of business interest expense. The impact on income tax expense resulting from the Act was immaterial.
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

In April of 2023, we executed an interest rate swap with a notional amount of $100.0 million to convert SOFR based floating rate interest to fixed rate interest. The swap was designated as a cash flow hedge and was intended to mitigate exposure to fluctuations in interest rates.
During the quarter ended December 31, 2025, the hedging relationship for the $100.0 million interest rate swap became ineffective because the forecasted transaction was deemed no longer probable of occurring. As a result, hedge accounting was discontinued, and an immaterial gain was reclassified from AOCI into earnings. Following the discontinuation of hedge accounting, we terminated the interest rate swap and received an immaterial amount of cash proceeds in October 2025.
During the quarter ended September 30, 2024, the hedging relationship for our existing $750.0 million interest rate swap became ineffective because the forecasted transaction was deemed no longer probable of occurring. As a result, hedge accounting was discontinued, and a $6.2 million gain was reclassified from AOCI into earnings. Following the discontinuation of hedge accounting, we terminated the interest rate swap and received $6.2 million of cash proceeds in October 2024.
As of December 31, 2025, we had no outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.
Effect of cash flow hedge accounting on AOCI
The table below presents the effect of cash flow hedge accounting on AOCI for the years ended December 31, 2025 and 2024.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) reclassified from AOCI into income	Amount of gain or (loss) reclassified from AOCI into income
	Year ended December 31,			Year ended December 31,
	2025	2024		2025	2024
Interest rate products	$0.1	$5.4	Interest expense, net	$0.4	$21.7
Total	$0.1	$5.4		$0.4	$21.7
Effect of cash flow hedge accounting on the income statement
The table below presents the effect of our derivative financial instruments on the statement of operations for the years ended December 31, 2025 and 2024.

	Year ended December 31,
	2025	2024
(in millions)	Interest expense, net	Interest expense, net
Total amounts of line items presented in the statements of operations where the effects of cash flow hedges are recorded	$(169.8)	$(218.8)
Amount of gain reclassified from AOCI into income	$0.4	$21.7

Net investment hedges
We are exposed to foreign currency exchange rate fluctuations on the investments we hold in foreign entities, specifically related to the risk of changes in the EUR-USD exchange rates affecting our net investment in EUR-functional-currency consolidated subsidiaries.
For derivatives designated as net investment hedges, gains and losses are recorded in AOCI as part of the cumulative translation adjustment. These amounts are reclassified from AOCI into earnings only when the hedged net investment is sold or substantially liquidated.
As of December 31, 2025, we had the following outstanding foreign currency derivatives that were used to hedge our net investments in foreign operations:

(value in millions)
Foreign currency derivative	Number of instruments	Notional sold	Notional purchased
Cross-currency swaps	3	€732.1	$750.0
As of December 31, 2024, we held a cross-currency swap with a notional amount of $750.0 million, which was scheduled to mature in April 2025. In April 2025, prior to maturity, we executed a transaction to amend and extend the original swap. The liability position of the original cross-currency swap was blended and rolled into three separate cross-currency swap agreements, each with a notional amount of $250.0 million, maturing in April 2027, April 2028, and April 2029, respectively.
Our cross-currency swaps involve the receipt of functional-currency fixed-rate amounts from a counterparty in exchange for making foreign-currency fixed-rate payments over the life of the agreement.
Effect of net investment hedges on AOCI and the income statement
The table below presents the effect of our net investment hedges on AOCI and the statement of operations for the years ended December 31, 2025 and 2024.

(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)
	Year ended December 31,			Year ended December 31,
	2025	2024		2025	2024
Cross currency swaps	$(89.9)	$60.9	Interest expense, net	$9.2	$12.7
Total	$(89.9)	$60.9		$9.2	$12.7
The Company did not reclassify any other deferred gains or losses related to net investment hedges from accumulated other comprehensive income (loss) to earnings for the years ended December 31, 2025 and 2024 other than those mentioned above.

The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2025 and 2024:

	Derivative assets				Derivative liabilities
	December 31,				December 31,
	2025		2024		2025		2024
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate products	Other current assets	$—	Other current assets	$0.3	Other current liabilities	$—	Other current liabilities	$—
Foreign exchange products	Other current assets	—	Other current assets	—	Other current liabilities	(106.1)	Other current liabilities	(7.0)
Total		$—		$0.3		$(106.1)		$(7.0)
Non-derivative financial instruments which are designated as hedging instruments:
We designated all of our outstanding €400.0 million 3.875% senior unsecured notes, issued on July 17, 2020, and maturing on July 15, 2028, as a hedge of our net investment in certain of our European operations. In October 2024, we de-designated these notes as a net investment hedge. The de-designation had no impact on earnings because accumulated gains or losses on a net investment hedge are only reclassified into earnings upon a liquidation event or deconsolidation of the hedged foreign subsidiary.
In November 2025, we designated €144.0 million of our outstanding €400.0 million 3.875% senior unsecured notes as a hedge of our net investment in certain European operations.
For instruments that are designated and qualify as net investment hedges, remeasurement gains or losses on the foreign-currency denominated debt are recorded as a component of AOCI. Net investment hedge effectiveness is assessed based on changes in the spot rate of the foreign currency denominated debt. The critical terms of the foreign currency notes match the portion of the net investments designated as being hedged. For all periods presented, the net investment hedge was equal to the designated portion of our European operations and was considered perfectly effective.
The accumulated gain related to the foreign currency denominated debt designated as a net investment hedge, classified within the foreign currency translation adjustment component of AOCI, was $3.0 million and $6.0 million as of December 31, 2025 and December 31, 2024, respectively.
The amount of loss related to the foreign currency denominated debt designated as a net investment hedge, classified within the foreign currency translation adjustment component of other comprehensive income or loss, is presented below:

(in millions)	Year ended December 31,
	2025	2024	2023
Net investment hedges	$3.0	$3.3	$15.0

22.    Financial instruments and fair value measurements
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt.
Certain financial and non-financial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
As discussed in note 10 and 11, during the second quarter of 2023, property, plant and equipment, customer relationships and developed technology related to Ritter were deemed to be impaired and their carrying values were reduced to estimated fair values of $25.9 million, $31.4 million and $19.3 million, respectively. This was the result of an impairment charge of $160.8 million. We estimated the fair value of these assets using Level 3 inputs, which included a discounted cash flow analysis.
As discussed in note 11, during the third quarter of 2025, goodwill associated with our Distribution reporting unit was determined to be impaired. As a result, the carrying amount was reduced to its estimated fair value of $3,500.0 million, resulting in an impairment charge of $785.0 million. We estimated the fair value of the Distribution reporting unit using Level 3 inputs under the fair value hierarchy, which included a discounted cash flow analysis and a guideline public company method.
Assets and liabilities for which fair value is only disclosed
The carrying amount of cash and cash equivalents was the same as its fair value and is a Level 1 measurement. The carrying amounts for trade accounts receivable and accounts payable approximated fair value due to their short-term nature and are Level 2 measurements.

The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	December 31, 2025		December 31, 2024
	Gross amount	Fair value	Gross amount	Fair value
Receivables facility	$—	$—	$125.0	$125.0
Senior secured credit facilities:
Euro term loans B-4	—	—	81.6	82.1
Euro term loans B-5	—	—	324.5	326.1
Euro term loans B-6	645.2	652.0	—	—
Euro term loans A-1	469.2	445.5	—	—
U.S. dollar term loans B-6	—	—	86.6	87.2
2.625% secured notes	—	—	672.6	668.4
3.875% unsecured notes	800.0	765.9	800.0	729.9
3.875% unsecured notes	469.2	470.2	413.9	413.6
4.625 % unsecured notes	1,550.0	1,542.2	1,550.0	1,480.6
Finance lease liabilities	26.9	26.9	15.0	15.0
Other	7.4	7.4	8.6	8.6
Total	$3,967.9	$3,910.1	$4,077.8	$3,936.5
The fair values of debt instruments are based on standard pricing models that take into account the present value of future cash flows, and in some cases private trading data, which are Level 2 measurements.
23.    Leases
The following table presents lease assets and liabilities and their balance sheet classification:

(in millions)	Classification	December 31,
		2025	2024
Operating leases:
Lease assets	Other assets	$164.5	$156.5
Current portion of liabilities	Other current liabilities	33.5	29.8
Liabilities, net of current portion	Other liabilities	152.0	143.2
Finance leases:
Lease assets	Property, plant and equipment, net	27.4	15.2
Current portion of liabilities	Current portion of debt	6.1	4.0
Liabilities, net of current portion	Debt, net of current portion	20.8	11.0

The following tables present information about lease expense:

(in millions)	Year ended December 31,
	2025	2024	2023
Operating lease expense[1]	$59.8	$58.2	$52.5
Finance lease expense[2]	7.5	10.6	11.6
Total	$67.3	$68.8	$64.1

(1)Operating lease expense for 2025 and 2024 includes $16.5 million and $14.6 million, respectively, classified as cost of sales and $43.3 million and $43.6 million classified within SG&A expenses, respectively.
(2)Finance lease expense consists primarily of amortization of finance lease assets that is classified within SG&A expenses.

	December 31,
(dollars in millions)	2025	2024	2023
Weighted average remaining lease term at end of the year:
Operating leases	8.9 years	9.3 years	6.6 years
Finance leases	4.8 years	4.4 years	11.7 years
Weighted average discount rate at end of the year:
Operating leases	6.1%	6.2%	4.4%
Finance leases	5.4%	3.8%	7.9%
Statement of cash flows:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$36.2	$100.1	$39.3
Finance lease right-of-use assets obtained in exchange for Finance lease liabilities	17.5	4.4	4.2
The following table presents future payments due under leases reconciled to lease liabilities:

(in millions)	December 31, 2025
	Operating leases	Finance leases
2026	$43.0	$7.3
2027	36.6	6.4
2028	28.9	5.9
2029	21.9	5.4
2030	18.2	3.1
Thereafter	97.1	2.6
Total undiscounted lease payments	245.7	30.7
Difference between undiscounted and discounted lease payments	(60.2)	(3.8)
Lease liabilities	$185.5	$26.9

24.    Subsequent Events
In February 2026, the Company announced its intention to implement a new operating model and reporting segment structure effective January 1, 2026. Under the new structure, the Company will report its financial results through two segments: VWR Distribution & Services and Bioscience & Medtech Products. This realignment reflects the Company’s updated management structure and the manner in which the CODM will assess performance and allocate resources beginning in 2026.
These changes to the reporting segment structure do not affect the Company’s consolidated financial statements for the year ended December 31, 2025. Comparative prior‑period segment information will be recast in future filings to conform to the new segment presentation.
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

Avantor, Inc.
Condensed unconsolidated balance sheets

(in millions)	December 31,
	2025	2024
Assets
Investment in unconsolidated subsidiaries	$5,565.0	$5,956.7
Total assets	$5,565.0	$5,956.7
Stockholders’ equity
Common stock including paid-in capital, 682.0 and 680.8 shares outstanding	3,984.8	3,937.7
Treasury stock at cost, 6.6 and 0.0 shares	(75.7)	—
Accumulated earnings	1,672.8	2,203.0
Accumulated other comprehensive loss	(16.9)	(184.0)
Total stockholders’ equity	$5,565.0	$5,956.7
Avantor, Inc.
Condensed unconsolidated statements of cash flows

(in millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Cash flows from investing activities:
Contribution from (to) unconsolidated subsidiaries	$0.5	$(60.6)	$(4.6)
Net cash provided by (used in) investing activities	0.5	(60.6)	(4.6)
Cash flows from financing activities:
Proceeds received from exercise of stock options	5.1	69.2	18.3
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(5.6)	(8.6)	(13.7)
Net cash (used in) provided by financing activities	(0.5)	60.6	4.6
Net change in cash and cash equivalents	—	—	—
Cash, cash equivalents and restricted cash, beginning of year	—	—	—
Cash, cash equivalents and restricted cash, end of year	$—	$—	$—

26.    Valuation and qualifying accounts
The following table presents changes to our valuation and qualifying accounts:

(in millions)	Allowance for expected credit losses	Valuation allowances on deferred tax assets
Balance on December 31, 2022	$28.2	$179.7
Charged to costs and expenses	15.3	20.2
Deductions(1)	(9.2)	—
Currency translation	0.7	6.2
Balance on December 31, 2023	35.0	206.1
Charged to costs and expenses	5.3	21.8
Deductions(1)	(9.0)	—
Currency translation	(1.1)	(13.8)
Balance on December 31, 2024	30.2	214.1
Charged to costs and expenses	4.0	(48.3)
Deductions(1)	(6.2)	—
Currency translation	1.6	24.3
Balance on December 31, 2025	$29.6	$190.1

(1)For the allowance for expected credit losses, deductions represent bad debts charged off, net of recoveries.