Form 10-Q
period 2026-03-31
Avantor, Inc.
filed 2026-04-29
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On April 24, 2026, 682,755,402 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended March 31, 2026
i

Glossary

Description
the Company, we, us, our	Avantor, Inc. and its subsidiaries
Adjusted EBITDA	our earnings or loss before interest, taxes, depreciation, amortization and certain other adjustments
Adjusted Operating Income	our earnings or loss before interest, taxes, amortization and certain other adjustments
Annual Report	our annual report on Form 10-K for the year ended December 31, 2025
AOCI	accumulated other comprehensive income or loss
ASU	Accounting Standards Update
CODM	chief operating decision maker
EURIBOR	the basic rate of interest used in lending between banks on the European Union interbank market
FASB	the Financial Accounting Standards Board of the United States
Fluid Handling	Single use systems and integrated solutions used to support the production of biologic drugs and therapies
GAAP	United States generally accepted accounting principles
Long-term	period other than short-term
NuSil	Ultra-high purity medical and aerospace grade silicone formulations
OCI	other comprehensive income or loss
Process Chemicals	Process ingredients and excipients used to support the production of biologic drugs and therapies
Research & Specialty Chemicals	Proprietary formulated solutions for semiconductor manufacturing and proprietary chemicals for healthcare, biopharma, diagnostic, and industrial applications
RSU	restricted stock units represent awards that will vest annually and awards that contain performance and market conditions
SEC	the United States Securities and Exchange Commission
Services	Services and products designed to optimize and manage end-to-end laboratory operations for customers across industries such as biopharma, education, industrial, and technology sectors
SG&A expenses	selling, general and administrative expenses
Short-term	period less than a year from the reporting date
SOFR	secured overnight financing rate
Specialty procurement	product sales related to customer procurement services
VWR Channel	Mission-critical consumables, chemicals, and equipment and instrumentation used by scientists in their labs

Cautionary factors regarding forward-looking statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “assumption,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “likely,” “long-term,” “near-term,” “objective,” “opportunity,” “outlook,” “plan,” “potential,” “project,” “projection,” “prospects,” “seek,” “target,” “trend,” “can,” “could,” “may,” “should,” “would,” “will,” the negatives thereof and other words and terms of similar meaning.
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
•adverse trends in consumer, business, and government spending (including impacts resulting from a U.S. government shutdown);
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
v

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$279.3	$365.4
Accounts receivable, net of allowances of $26.4 and $29.6	1,104.8	1,074.6
Inventory	810.3	818.2
Other current assets	209.9	193.0
Total current assets	2,404.3	2,451.2
Property, plant and equipment, net of accumulated depreciation and impairment charges of $765.5 and $744.7	766.2	766.8
Other intangible assets, net (see note 7)	3,098.7	3,193.8
Goodwill, net (see note 7)	4,952.1	4,986.9
Other assets	441.7	396.0
Total assets	$11,663.0	$11,794.7
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$37.0	$30.8
Accounts payable	735.5	741.7
Employee-related liabilities	161.7	162.7
Accrued interest	31.6	47.3
Other current liabilities	401.5	396.4
Total current liabilities	1,367.3	1,378.9
Debt, net of current portion	3,779.3	3,915.5
Deferred income tax liabilities	550.4	557.1
Other liabilities	377.3	378.2
Total liabilities	6,074.3	6,229.7
Commitments and contingencies (see note 8)
Stockholders’ equity:
Common stock including paid-in capital, $0.01 par value, 750.0 shares authorized; 682.9 and 682.0 shares issued and outstanding	3,992.0	3,984.8
Treasury stock at cost, 6.6 shares	(75.7)	(75.7)
Accumulated earnings	1,716.1	1,672.8
Accumulated other comprehensive loss	(43.7)	(16.9)
Total stockholders’ equity	5,588.7	5,565.0
Total liabilities and stockholders’ equity	$11,663.0	$11,794.7
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended March 31,
	2026	2025
Net sales	$1,581.4	$1,581.4
Cost of sales	1,080.7	1,046.5
Gross profit	500.7	534.9
Selling, general and administrative expenses	401.2	387.5
Operating income	99.5	147.4
Interest expense, net	(42.9)	(42.2)
Loss on extinguishment of debt	(0.6)	—
Other expense, net	(0.5)	(19.5)
Income before income taxes	55.5	85.7
Income tax expense	(12.2)	(21.2)
Net income	$43.3	$64.5

Earnings per share:
Basic	$0.06	$0.09
Diluted	$0.06	$0.09
Weighted average shares outstanding:
Basic	675.7	681.1
Diluted	676.8	682.4
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended March 31,
	2026	2025
Net income	$43.3	$64.5
Other comprehensive (loss) income:
Foreign currency translation:
Unrealized (loss) gain	(21.3)	37.8
Reclassification of gain into earnings	(0.2)	—
Derivative instruments:
Unrealized gain	1.9	3.3
Reclassification of gain into earnings	(1.9)	(3.4)
Activity related to defined benefit plans:
Unrealized (loss) gain	(1.1)	3.6
Reclassification of loss into earnings	—	17.3
Other comprehensive (loss) income before income taxes	(22.6)	58.6
Income tax effect	(4.2)	7.7
Other comprehensive (loss) income	(26.8)	66.3
Comprehensive income	$16.5	$130.8
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	Common stock including paid-in capital		Accumulated (deficit) earnings	Treasury Stock		AOCI	Total
	Shares	Amount		Shares	Amount
Balance on December 31, 2025	682.0	$3,984.8	$1,672.8	6.6	$(75.7)	$(16.9)	$5,565.0
Comprehensive income (loss)	—	—	43.3	—	—	(26.8)	16.5
Stock-based compensation expense	—	9.0	—	—	—	—	9.0
Stock option exercises and other common stock transactions	0.9	(1.8)	—	—	—	—	(1.8)
Balance on March 31, 2026	682.9	$3,992.0	$1,716.1	6.6	$(75.7)	$(43.7)	$5,588.7

Balance on December 31, 2024	680.8	$3,937.7	$2,203.0	—	$—	$(184.0)	$5,956.7
Comprehensive income	—	—	64.5	—	—	66.3	130.8
Stock-based compensation expense	—	13.0	—	—	—	—	13.0
Stock option exercises and other common stock transactions	0.7	(2.3)	—	—	—	—	(2.3)
Balance on March 31, 2025	681.5	$3,948.4	$2,267.5	—	$—	$(117.7)	$6,098.2
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$43.3	$64.5
Reconciling adjustments:
Depreciation and amortization	105.0	99.7
Stock-based compensation expense	8.6	12.4
Provision for accounts receivable and inventory	11.8	12.0
Deferred income tax benefit	(10.2)	(12.4)
Amortization of deferred financing costs	1.8	2.2
Loss on extinguishment of debt	0.6	—
Foreign currency remeasurement (gain) loss	(1.4)	1.9
Pension termination charges	—	18.1
Changes in assets and liabilities:
Accounts receivable	(40.8)	(43.2)
Inventory	(12.2)	(17.6)
Accounts payable	5.4	8.2
Accrued interest	(15.7)	(9.3)
Other assets and liabilities	(37.1)	(29.1)
Other	(0.4)	1.9
Net cash provided by operating activities	58.7	109.3
Cash flows from investing activities:
Capital expenditures	(33.5)	(28.0)
Other	0.8	(0.9)
Net cash used in investing activities	(32.7)	(28.9)
Cash flows from financing activities:
Debt repayments	(105.4)	(31.3)
Proceeds received from exercise of stock options	1.9	2.6
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(3.6)	(4.9)
Other	(0.1)	—
Net cash used in financing activities	(107.2)	(33.6)
Effect of currency rate changes on cash and cash equivalents	(4.9)	7.0
Net change in cash, cash equivalents and restricted cash	(86.1)	53.8
Cash, cash equivalents and restricted cash, beginning of period	368.3	264.7
Cash, cash equivalents and restricted cash, end of period	$282.2	$318.5
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
Segment reporting
Effective January 1, 2026, we revised our internal operating model and reporting structure and now operate and report our results through two operating segments, which are also our reportable segments: Bioscience & Medtech Products and VWR Distribution & Services. This structure is consistent with how our Chief Executive Officer, who is our CODM, assesses performance and allocates resources. This segment change did not impact our consolidated operating results. Segment disclosures, including those for comparative periods presented, have been revised to conform to the current period presentation.
2.    New accounting standards
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
3.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the three months ended March 31, 2026:

(in millions, except per share data)	Three months ended March 31, 2026
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$43.3	675.7	$0.06
Dilutive effect of stock-based awards	—	1.1
Diluted	$43.3	676.8	$0.06
The following table presents the reconciliation of basic and diluted earnings per share for the three months ended March 31, 2025:

(in millions, except per share data)	Three months ended March 31, 2025
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$64.5	681.1	$0.09
Dilutive effect of stock-based awards	—	1.3
Diluted	$64.5	682.4	$0.09
Certain stock options and RSUs are not included in the diluted earnings per share calculation when the effect would have been anti-dilutive. The number of anti-dilutive shares not included were 18.3 million for the three months ended March 31, 2026 and 11.5 million for the three months ended March 31, 2025.

4.    Segment financial information
Effective January 1, 2026, we revised our internal operating model and reporting structure and now operate and report our results through two reportable segments: Bioscience & Medtech Products and VWR Distribution & Services. Segment disclosures, including those for comparative periods presented, have been revised to conform to the current period presentation.
Through these segments, we provide materials & consumables, equipment & instrumentation and services & specialty procurement to customers in the biopharmaceutical, healthcare, education & government and advanced technologies & applied materials industries.
Corporate costs are managed on a standalone basis, certain of which are allocated to our reportable segments.
Adjusted Operating Income is used by the CODM as the measure to evaluate segment profitability. The CODM uses this metric predominantly in the annual budget, forecasting and performance monitoring processes.
The following table presents information by reportable segment:

(in millions)	Three months ended March 31,
	2026	2025
Net sales:
Bioscience & Medtech Products	$431.4	$426.4
VWR Distribution & Services	1,150.0	1,155.0
Total	$1,581.4	$1,581.4
Adjusted Operating Income:
Bioscience & Medtech Products	$102.7	$114.5
VWR Distribution & Services	105.4	147.9
Corporate	(17.5)	(19.6)
Total	$190.6	$242.8

(in millions)
Three months ended March 31, 2026	Bioscience & Medtech Products	VWR Distribution & Services	Corporate	Total
Net sales	$431.4	$1,150.0	$—	$1,581.4
Adjusted cost of sales[1]	226.7	853.9	—	1,080.6
Adjusted operating expenses[2]	102.0	190.7	17.5	310.2
Adjusted Operating Income	$102.7	$105.4	$(17.5)	$190.6

(in millions)
Three months ended March 31, 2025	Bioscience & Medtech Products	VWR Distribution & Services	Corporate	Total
Net sales	$426.4	$1,155.0	$—	$1,581.4
Adjusted cost of sales[1]	215.4	831.0	—	1,046.4
Adjusted operating expenses[2]	96.5	176.1	19.6	292.2
Adjusted Operating Income	$114.5	$147.9	$(19.6)	$242.8
━━━━━━━━━
1.Adjusted cost of sales excludes $0.1 million and $0.1 million of non-GAAP adjustments, for the three months ended March 31, 2026 and March 31, 2025, respectively, primarily related to restructuring and severance charges, as described in more detail within the non-GAAP reconciliation presented below.
2.Adjusted operating expenses excludes $91.0 million and $95.3 million of non-GAAP adjustments for the three months ended March 31, 2026 and March 31, 2025, respectively, primarily related to amortization, transformation expenses and restructuring and severance charges, as described in more detail within the non-GAAP reconciliation presented below.
The following table presents depreciation and amortization by reportable segment:

(in millions)	Three months ended March 31,
	2026	2025
Bioscience & Medtech Products	$49.2	$43.8
VWR Distribution & Services	55.8	55.9
Total	$105.0	$99.7
Information about our segments’ assets and capital expenditures is not disclosed because this information is not provided to our CODM.
The amounts above exclude inter-segment activity because it is not material. All of the net sales presented for each segment are from external customers.

The following table presents the reconciliation of Adjusted Operating Income, our segment profitability measure, to Income before income taxes:

(in millions)	Three months ended March 31,
	2026	2025
Adjusted Operating Income	$190.6	$242.8
Amortization	(75.7)	(73.9)
Restructuring and severance charges[1]	(15.1)	(4.4)
Transformation expenses[2]	—	(15.4)
Reserve for certain legal matters, net[3]	(0.4)	—
Other[4]	0.1	(1.7)
Interest expense, net	(42.9)	(42.2)
Loss on extinguishment of debt	(0.6)	—
Other expense, net[5]	(0.5)	(19.5)
Income before income taxes	$55.5	$85.7
━━━━━━━━━
1.Reflects the incremental expenses incurred in the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption are specific to employee severance, site-related exit costs, and contract termination costs.
2.Represents incremental expenses directly associated with the Company’s former cost transformation initiative, which concluded in 2025. These expenses are primarily related to the cost of external advisors.
3.Represents charges and legal costs, net of recoveries, incurred in connection with certain litigation and other contingencies that management evaluates separately from core operating performance.
4.Represents other stock-based compensation expense (benefit) and a purchase price adjustment in 2025 related to the sale of our Clinical Services business in 2024.
5.Primarily relates to pension termination charges in 2025. Refer to note 12.
The following table presents net sales by product category:

(in millions)	Three months ended March 31,
	2026	2025
Proprietary	$833.3	$829.7
Third-party	748.1	751.7
Total	$1,581.4	$1,581.4

5.    Supplemental disclosures of cash flow information
The following table presents supplemental disclosures of cash balances:

(in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$279.3	$365.4
Restricted cash classified as other assets	2.9	2.9
Total	$282.2	$368.3

(in millions)	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Cash paid for income taxes, net	$10.4	$16.7
Cash paid for interest, net, excluding financing leases	56.4	48.9
Cash paid for interest on finance leases	0.3	0.4
Cash paid under operating leases	11.3	9.3
Cash flows from financing activities:
Cash paid under finance leases	$1.6	$1.5
6.    Inventory
The following table presents the components of inventory:

(in millions)	March 31, 2026	December 31, 2025
Merchandise inventory	$478.0	$499.4
Finished goods	113.3	102.3
Raw materials	151.6	151.8
Work in process	67.4	64.7
Total	$810.3	$818.2
7.    Goodwill and other intangible assets
Goodwill
As described in note 1, effective January 1, 2026, we revised our internal operating model and reportable segment structure. As a result of this reorganization, the composition of our reporting units for purposes of goodwill impairment testing also changed. Our reporting units are now Life Sciences & Specialty Solutions, NuSil, VWR Distribution, and VWR Services. These reporting units comprise our Bioscience & Medtech Products and VWR Distribution & Services reportable segments.
In connection with this change, goodwill was reassigned to the revised reporting units as of January 1, 2026 using a relative fair value allocation approach. In accordance with our accounting policy, we evaluated goodwill for impairment immediately before and after the reassignment. No goodwill impairment was identified as a result of the reorganization, and the total carrying value of goodwill was unchanged.

The following table presents goodwill by our reportable segments as of January 1, 2026 (the effective date of the change):

(in millions)	Bioscience & Medtech Products	VWR Distribution & Services	Total
Goodwill, gross	$2,123.8	$3,686.9	$5,810.7
Accumulated impairment losses	$(19.2)	$(804.6)	(823.8)
Goodwill, net	$2,104.6	$2,882.3	$4,986.9
During the quarter ended March 31, 2026, total goodwill did not change as a result of the January 1, 2026 reorganization. The only change in the carrying amount of goodwill during the quarter related to the effects of foreign currency translation.
We review goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
During the quarter ended March 31, 2026, we observed a sustained decline in our publicly quoted share price and market capitalization, which constituted a triggering event. Accordingly, management performed an interim goodwill impairment assessment for all of our reporting units.
We estimate the fair value of reporting units using a weighted average of two valuation methods based on a discounted cash flows method and a guideline public company method. These valuation methods require management to make various assumptions, including, but not limited to, future profitability, cash flows, revenues, gross margin, SG&A expenses, capital expenditures, investments in debt-free net working capital, discount rates, the weighting of valuation methods and the selection of comparable publicly traded companies. Changes in these assumptions could result in materially different estimates of fair value.
No goodwill impairment was recorded for any reporting unit during the quarter ended March 31, 2026.
We will continue to monitor internal and external factors, including trends in our share price and market capitalization, macroeconomic conditions, and operating performance. If market conditions deteriorate further, including continued declines in market capitalization or reductions to financial projections for the VWR Distribution reporting unit, a material non‑cash goodwill impairment charge could be required in a future reporting period.

Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	March 31, 2026			December 31, 2025
	Gross value	Accumulated amortization and impairment[1]	Carrying value	Gross value	Accumulated amortization and impairment[1]	Carrying value
Customer relationships	$4,880.6	$2,219.3	$2,661.3	$4,915.0	$2,172.7	$2,742.3
Trade names	364.4	275.6	88.8	366.8	272.9	93.9
Other	638.9	382.6	256.3	641.6	376.3	265.3
Total finite-lived	$5,883.9	$2,877.5	3,006.4	$5,923.4	$2,821.9	3,101.5
Indefinite-lived			92.3			92.3
Total			$3,098.7			$3,193.8
━━━━━━━━━
1.As of March 31, 2026 and December 31, 2025, accumulated impairment losses on Customer relationships were $65.9 million and on Other were $40.5 million, totaling $106.4 million.
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
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. At March 31, 2026, our accrued obligation under this order is $2.3 million, which is calculated based on expected cash payments discounted at rates ranging from 3.6% to 4.9% between 2026 and 2045. The undiscounted amount of that obligation is $3.4 million. We are indemnified against any losses incurred in this matter as stipulated through the agreement and guaranty referenced in our Annual Report.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At March 31, 2026, our balance sheet includes a liability of $1.2 million for remediation and monitoring costs. That liability is estimated primarily on discounted expected remediation payments and is not materially different from its undiscounted amount.

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
Litigation
The Company and certain current and former officers and directors have been named as defendants in two putative securities class action lawsuits filed in the U.S. District Court for the Eastern District of Pennsylvania on October 30, 2025, and November 25, 2025, respectively. The cases have since been consolidated and transferred to the U.S. District Court for the District of Delaware, styled as In re Avantor, Inc. Securities Litigation. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 related to alleged misleading or false statements concerning Avantor’s competitive position and the purported effects of increased competition, as well as other aspects of the Company’s business, operations, and management. The complaints seek unspecified damages, attorneys’ fees, and other relief. The Company disputes the claims and intends to vigorously defend against them.
A related shareholder derivative case, captioned Murray v. Stubblefield et al., has also been filed by an Avantor shareholder, putatively on behalf of the Company against certain current and former officers and directors. The derivative case has also been transferred to the U.S. District Court for the District of Delaware and purports to assert claims based on similar allegations against the individual defendants for alleged violations of Section 14(a) of the Securities Exchange Act and Rule 14a-9, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste. The complaint seeks damages from the individual defendants, attorneys’ fees, and other relief.
At this time, the outcome of these matters cannot be predicted. Management does not believe a loss is probable and, therefore, cannot reasonably estimate the possible loss or range of loss, if any, at this time.
At March 31, 2026, there was no outstanding litigation or unasserted matters that we believe will result in material losses.

9.    Debt
The following table presents information about our debt:

(dollars in millions)	March 31, 2026			December 31, 2025
	Interest terms	Rate	Amount
Senior secured credit facilities:
Euro term loans B-6	EURIBOR plus 2.50%	4.430%	533.6	645.2
Euro term loans A-1	EURIBOR plus 1.50%	3.430%	460.6	469.2
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% Euro unsecured notes	fixed rate	3.875%	460.6	469.2
4.625% unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			25.2	26.9
Other			5.9	7.4
Total debt, gross			3,835.9	3,967.9
Less: unamortized deferred financing costs			(19.6)	(21.6)
Total debt			$3,816.3	$3,946.3
Classification on balance sheets:
Current portion of debt			$37.0	$30.8
Debt, net of current portion			3,779.3	3,915.5
━━━━━━━━━
Interest expense, net includes interest income of $10.5 million and $7.9 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The interest income primarily relates to income on our cross-currency swaps discussed in note 14.
Credit facilities
The following table presents availability under our revolving credit facility:

(in millions)	March 31, 2026
Capacity	$1,400.0
Undrawn letters of credit outstanding	(19.5)
Unused availability	$1,380.5
In October 2025, we amended the revolving credit facility to increase its funding limit to $1,400.0 million and extended the term to October 9, 2030. We capitalized $3.8 million of fees in connection with this transaction.
Senior secured credit facilities
On March 31, 2026, the senior secured credit facilities consisted of a $1,400.0 million revolving credit facility that matures on October 9, 2030, a $533.6 million term loan facility that matures on October 9,
2032, and a $460.6 million term loan facility that matures on October 9, 2030. The term loans bear interest at variable rates based on EURIBOR plus 250 basis points and EURIBOR plus 150 basis points, respectively. The revolving credit facility allows us to issue letters of credit and short-term notes. Borrowings under the facilities are guaranteed by substantially all of our domestic subsidiaries and are secured by substantially all of their assets. The margin on the revolving credit facility is subject to reduction upon the achievement of certain net leverage ratios. Various other immaterial fees are payable under the facilities.
In October 2025, we completed a refinancing transaction that established the current senior secured credit facility structure described above. The proceeds from the transaction, together with cash on hand, were used to repay our outstanding U.S. dollar term loans B-6, Euro term loans B-4 and B-5, the remaining 2.625% secured notes, and the receivables facility. In connection with this transaction, we capitalized $8.0 million of debt issuance costs and expensed $4.4 million of fees.
During the three months ended March 31, 2026, we made prepayments of $102.4 million on our Euro term loans B-6. As a result of this prepayment, we expensed $0.6 million of previously unamortized deferred financing costs as a loss on extinguishment of debt.
Debt covenants
Our debt agreements include representations and covenants that we believe are usual and customary. The credit facility includes a leverage-based financial maintenance covenant and a consolidated interest coverage ratio financial maintenance covenant, each of which is subject to customary definitions, adjustments and exclusions. As of March 31, 2026, our net leverage and consolidated interest coverage ratio were within the covenant requirements.
The credit facility also requires additional mandatory prepayments upon the occurrence of certain events, including (i) the generation of excess cash flow, as defined, at specified percentages that decrease upon achievement of certain net leverage ratio thresholds, and (ii) the receipt of cash proceeds from certain asset dispositions or debt issuances, each subject to customary exceptions. No mandatory prepayments have been required or made under these provisions since the inception of the credit facilities.

10.    Accumulated other comprehensive income (loss)
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at December 31, 2025	$(31.0)	$—	$14.1	$(16.9)
Unrealized (loss) gain	(21.3)	1.9	(1.1)	(20.5)
Reclassification of gain into earnings	(0.2)	(1.9)	—	(2.1)
Change due to income taxes	(4.4)	—	0.2	(4.2)
Balance at March 31, 2026	$(56.9)	$—	$13.2	$(43.7)

Balance at December 31, 2024	$(177.4)	$0.2	$(6.8)	$(184.0)
Unrealized gain	37.8	3.3	3.6	44.7
Reclassification of (gain) loss into earnings	—	(3.4)	17.3	13.9
Change due to income taxes	8.1	—	(0.4)	7.7
Balance at March 31, 2025	$(131.5)	$0.1	$13.7	$(117.7)
The reclassification effects shown above were immaterial to the financial statements and were made to either cost of sales, SG&A expense, other (expense) income, net or interest expense depending upon the nature of the underlying transaction. The income tax effects related to foreign currency translation for the three months ended March 31, 2026 and March 31, 2025 were primarily attributable to our net investment hedges and cross‑currency swap arrangements, as discussed in note 14.
11.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Three months ended March 31,
		2026	2025
Stock options	Equity	$1.5	$2.4
RSUs	Equity	7.3	10.3
Other	Both	(0.2)	(0.3)
Total		$8.6	$12.4
Award classification:
Equity		$9.0	$13.0
Liability		(0.4)	(0.6)
At March 31, 2026, unvested awards have remaining expense of $105.2 million to be recognized over a weighted average period of 1.7 years.

Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2025	11.7	$21.18
Granted	6.1	10.88
Exercised	—	—
Forfeited	(2.0)	14.90
Balance at March 31, 2026	15.8	$17.92	$—	6.2 years
Expected to vest	6.8	11.92	—	9.7 years
Vested	9.0	22.35	—	3.6 years
During the three months ended March 31, 2026, we granted stock options that have a contractual life of ten years that vest annually over three years, as specified in the underlying grant agreements, subject to the recipient’s continuous service throughout the vesting period.
RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2025	6.7	$17.88
Granted	5.0	9.19
Vested	(1.1)	22.21
Forfeited	(0.9)	15.37
Balance at March 31, 2026	9.7	$12.51
During the three months ended March 31, 2026, we granted RSUs that vest annually over one to three years, as specified in the terms of the underlying grant agreements, subject to the recipient’s continuous service throughout the vesting period. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. We recorded expense related to these awards of $0.3 million and $3.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The decrease in expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by the forfeiture of awards following the departure of certain executives.

12.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended March 31,
	2026	2025
Net foreign currency loss from financing activities	$—	$(3.2)
Expense related to defined benefit plans	(0.5)	(17.5)
Other	—	1.2
Other expense, net	$(0.5)	$(19.5)
Other income or expense for the three months ended March 31, 2026 primarily relates to the expected returns on defined benefit plan assets. For the three months ended March 31, 2025, other income or expense primarily related to pension termination costs and the expected returns on defined benefit plan assets.
As described in our Annual Report, we approved the termination of one of our two U.S. pension plans during 2024. The pension liability was fully settled in the first quarter of 2025, primarily through the purchase of annuity contracts totaling $97.7 million. As a result of the settlement, we recorded $18.1 million of pension termination costs in the first quarter of 2025, which were primarily recognized in other income or expense.
13.    Income taxes
The following table presents the relationship between income tax expense and income before income taxes:

(in millions)	Three months ended March 31,
	2026	2025
Income before income taxes	$55.5	$85.7
Income tax expense	(12.2)	(21.2)
Effective income tax rate	22.0%	24.7%
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
The change in the effective tax rate for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, is primarily attributable to an increase in projected 2026 income qualifying as foreign-derived intangible income, which is expected to be eligible for a tax benefit under U.S. federal tax law, as well as a decrease in income before income taxes.

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
During the quarter ended December 31, 2025, the hedging relationship for the $100.0 million interest rate swap became ineffective because the forecasted transaction was deemed no longer probable of occurring. As a result, hedge accounting was discontinued, and an immaterial gain was reclassified from AOCI into earnings. Following the discontinuation of hedge accounting, we terminated the interest rate swap and received an immaterial amount of cash proceeds.
As of March 31, 2026, we had no outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.
For all periods presented, the effects of cash flow hedge accounting on AOCI and the statements of operations were immaterial.
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
As of March 31, 2026, we had the following outstanding foreign currency derivatives that were used to hedge a portion of our net investment in foreign operations:

(value in millions)
Foreign currency derivative	Number of instruments	Notional sold	Notional purchased
Cross-currency swaps	3	€732.1	$750.0
We previously held a cross-currency swap with a notional amount of $750.0 million, which was scheduled to mature in April 2025. In April 2025, prior to maturity, we executed a transaction to amend and extend the original swap. The liability position of the original cross-currency swap was blended and rolled into three separate cross-currency swap agreements, each with a notional amount of $250.0 million, maturing in April 2027, April 2028, and April 2029, respectively.
Our cross-currency swaps involve the receipt of functional-currency fixed-rate amounts from a counterparty in exchange for making foreign-currency fixed-rate payments over the life of the agreement.
Effect of net investment hedges on AOCI and the income statement
The table below presents the effect of our net investment hedges on AOCI and the statement of operations for the three months ended March 31, 2026 and March 31, 2025.

Effect of Net Investment Hedges on AOCI and the Income Statement
(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)
	Three months ended March 31,			Three months ended March 31,
	2026	2025		2026	2025
Cross-currency swaps	$20.8	$(30.4)	Interest expense, net	$1.9	$3.2
Total	$20.8	$(30.4)		$1.9	$3.2
The Company did not reclassify any other deferred gains or losses related to cash flow hedges from accumulated other comprehensive income (loss) to earnings for the three months ended March 31, 2026 and March 31, 2025 other than those mentioned above.

The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2026 and December 31, 2025:

	Derivative liabilities
	March 31, 2026		December 31, 2025
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign exchange products	Other current liabilities	(87.2)	Other current liabilities	(106.1)
Total		$(87.2)		$(106.1)
Non-derivative financial instruments which are designated as hedging instruments:
In November 2025, we designated €144.0 million of our outstanding €400.0 million 3.875% senior Euro unsecured notes as a hedge of our net investment in certain European operations. In March 2026, we de‑designated this hedge and immediately re‑designated €57.0 million of the €400.0 million 3.875% senior Euro unsecured notes as a hedge of our net investment in certain European operations.
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
The accumulated gain related to the foreign currency denominated debt designated as a net investment hedge, classified within the foreign currency translation adjustment component of AOCI, was $6.1 million and $3.0 million as of March 31, 2026 and December 31, 2025, respectively.
The amount of (gain) loss related to the foreign currency denominated debt designated as a net investment hedge, classified within the foreign currency translation adjustment component of other comprehensive income or loss for the three months ended March 31, 2026 and March 31, 2025 are presented below:

(in millions)	Three months ended March 31,
	2026	2025
Net investment hedges	$(3.1)	$—
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

The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	March 31, 2026		December 31, 2025
	Gross amount	Fair value	Gross amount	Fair value
Senior secured credit facilities:
Euro term loans B-6	533.6	534.9	645.2	652.0
Euro term loans A-1	460.6	437.0	469.2	445.5
3.875% unsecured notes	800.0	751.6	800.0	765.9
3.875% Euro unsecured notes	460.6	458.5	469.2	470.2
4.625 % unsecured notes	1,550.0	1,514.3	1,550.0	1,542.2
Finance lease liabilities	25.2	25.2	26.9	26.9
Other	5.9	5.9	7.4	7.4
Total	$3,835.9	$3,727.4	$3,967.9	$3,910.1
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
Basis of presentation

This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes. Pursuant to SEC rules for reports covering interim periods, we have prepared this discussion and analysis to enable you to assess material changes in our financial condition and results of operations since December 31, 2025, the date of our Annual Report. Therefore, we encourage you to read this discussion and analysis in conjunction with our Annual Report.
Overview
During the three months ended March 31, 2026, we recorded net sales of $1,581.4 million, net income of $43.3 million, Adjusted EBITDA of $219.4 million, operating income of $99.5 million, and Adjusted Operating Income of $190.6 million. Net sales for the three months ended March 31, 2026 remained flat on a year-over-year basis, which included a 4.1% organic net sales decrease compared to the same period in 2025. See “Reconciliations of non-GAAP measures” for reconciliations of net income to Adjusted EBITDA, net income margin to Adjusted EBITDA margin, operating income to Adjusted Operating Income, and operating income margin to Adjusted Operating Income margin. See “Results of operations” for a reconciliation and explanation of changes of net sales growth (decline) to organic net sales growth (decline).
Segment Change
Effective January 1, 2026, we revised our internal operating model and reporting structure and now operate and report our results through two operating segments, which are also our reportable segments: Bioscience & Medtech Products and VWR Distribution & Services. This structure is consistent with how our Chief Executive Officer, who is our CODM, assesses performance and allocates resources. This segment change did not impact our consolidated operating results. Segment disclosures, including those for comparative periods presented, have been revised to conform to the current period presentation.
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
Our results may be impacted by changes in trade policy
Recent developments in U.S. trade policy have reduced certain tariff‑related pressures; however, ongoing uncertainty remains, and changes in trade policy could adversely affect our results in future periods.
Goodwill impairment risk — VWR Distribution
During the first quarter of 2026, a sustained decline in our share price and market capitalization constituted a triggering event that required an interim goodwill impairment assessment for the VWR Distribution reporting unit. The assessment indicated that the estimated fair value of the reporting unit exceeded its carrying value by a limited margin, and therefore no impairment was recognized during the quarter.
The limited excess of fair value over carrying value reflects business conditions and valuation inputs that are sensitive to adverse changes, including operating performance, market conditions, and other assumptions used in estimating fair value. These conditions represent a known uncertainty that could materially affect future results. We continue to monitor these factors closely and are pursuing operational and strategic actions intended to improve the performance of the VWR Distribution business.
If market conditions deteriorate further, including a continued decline in market capitalization or reductions to the financial projections for the VWR Distribution reporting unit, a material non‑cash goodwill impairment charge could be required in a future reporting period (see note 7).
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
•Adjusted Operating Income and Adjusted Operating Income margin, which are non-GAAP measures discussed in the section entitled “Results of operations.” Adjusted Operating Income is our operating income or loss adjusted for the following items: (i) amortization of acquired intangible assets, (ii) charges associated with the impairment of certain assets, (iii) gain on sale of business, and (iv) certain other adjustments. This measurement is our segment reporting profitability measure under GAAP. Adjusted Operating Income margin is Adjusted Operating Income divided by net sales as determined under GAAP. We believe that these measurements are useful to investors as ways to analyze the underlying trends in our business consistently across the periods presented. These measurements are used by our management for the same reason. A reconciliation of operating income or loss and operating income or loss margin, the most directly comparable GAAP financial measures, to Adjusted Operating Income and Adjusted Operating Income margin, respectively, are included in the section entitled “Reconciliations of non-GAAP measures”;
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
Results of operations
We present results of operations in the same manner in which we manage our business, evaluate performance and allocate resources. We also provide a discussion of net sales and Adjusted Operating Income by reportable segment: Bioscience & Medtech Products and VWR Distribution & Services. Corporate costs are managed on a standalone basis, certain portions of which are allocated to our reportable segments.
Executive summary

(dollars in millions)	Three months ended March 31,		Change
	2026	2025
Net sales	$1,581.4	$1,581.4	$—
Gross margin	31.7%	33.8%	(210) bps
Operating income	$99.5	$147.4	$(47.9)
Operating income margin	6.3%	9.3%	(300) bps
Net income	$43.3	$64.5	$(21.2)
Net income margin	2.7%	4.1%	(140) bps
Adjusted EBITDA	$219.4	$269.5	$(50.1)
Adjusted EBITDA margin	13.9%	17.0%	(310) bps
Adjusted Operating Income	$190.6	$242.8	$(52.2)
Adjusted Operating Income margin	12.1%	15.4%	(330) bps
Net sales for the first quarter were flat on a year‑over‑year basis. Gross margin decreased, reflecting lower sales volume, inflationary pressures, higher inventory reserves and freight costs, partially offset by a favorable foreign currency impact. These factors reduced gross profit compared to the prior-year period. Lower gross profit, inflationary pressures on compensation expense and an unfavorable foreign currency impact on SG&A expenses resulted in reduced operating income, Adjusted Operating Income and Adjusted EBITDA.

Net Sales
Three months ended

(in millions)	Three months ended March 31,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Organic net sales growth (decline)
	2026	2025
Bioscience & Medtech Products	$431.4	$426.4	$5.0	$13.6	$(8.6)
VWR Distribution & Services	1,150.0	1,155.0	(5.0)	50.7	(55.7)
Total	$1,581.4	$1,581.4	$—	$64.3	$(64.3)
Net sales for the three months ended March 31, 2026 remained flat on a year-over-year basis. The period included $64.3 million, or 4.1%, of favorable foreign currency impact, while organic net sales decreased by $64.3 million or 4.1%.
In the Bioscience & Medtech Products segment, net sales increased by $5.0 million, or 1.2%, which included $13.6 million, or 3.2%, of favorable foreign currency impact. Organic net sales decreased by $8.6 million, or 2.0%. The sales decrease was primarily driven by lower sales volume in the Fluid Handling and NuSil businesses, partially offset by higher sales volume in Process Chemicals.
In the VWR Distribution & Services segment, net sales decreased by $5.0 million, or 0.4%, which included $50.7 million, or 4.4%, of favorable foreign currency impact. Organic net sales decreased by $55.7 million or 4.8%. The sales decrease was primarily driven by lower sales volumes of lab consumables and equipment and instrumentation in the VWR Channel.
Gross margin

	Three months ended March 31,		Change
	2026	2025
Gross margin	31.7%	33.8%	(210) bps
Three months ended
Gross margin for the three months ended March 31, 2026 contracted by 210 basis points, reflecting lower sales volume, inflationary pressures, higher inventory reserves and freight costs, partially offset by a favorable foreign currency impact.
Operating income

(in millions)	Three months ended March 31,		Change
	2026	2025
Gross profit	$500.7	$534.9	$(34.2)
Operating expenses	401.2	387.5	13.7
Operating income	$99.5	$147.4	$(47.9)

Three months ended
Operating income for the three months ended March 31, 2026 decreased primarily due to lower gross profit, as previously discussed, and higher SG&A expenses, driven mainly by inflationary pressures on compensation expense and unfavorable foreign exchange fluctuations.
Net income

(in millions)	Three months ended March 31,		Change
	2026	2025
Operating income	$99.5	$147.4	$(47.9)
Interest expense, net	(42.9)	(42.2)	(0.7)
Loss on extinguishment of debt	(0.6)	—	(0.6)
Other expense, net	(0.5)	(19.5)	19.0
Income tax expense	(12.2)	(21.2)	9.0
Net income	$43.3	$64.5	$(21.2)
Three months ended
Net income for the three months ended March 31, 2026 decreased primarily due to lower operating income, as previously discussed, partially offset by the absence of pension termination charges incurred in the prior year and lower income tax expense from reduced taxable income.
Adjusted EBITDA and Adjusted EBITDA margin
For reconciliations of Adjusted EBITDA and Adjusted EBITDA margin to net income and net income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended March 31,		Change
	2026	2025
Adjusted EBITDA	$219.4	$269.5	$(50.1)
Adjusted EBITDA margin	13.9%	17.0%	(310) bps
Three months ended
For the three months ended March 31, 2026, Adjusted EBITDA decreased by $50.1 million, or 18.6%, which included a favorable foreign currency translation impact of $8.9 million or 3.3%. The remaining decline of $59.0 million, or 21.9%, was primarily driven by lower gross profit and higher SG&A costs, as previously discussed.

Adjusted Operating Income and Adjusted Operating Income margin
For reconciliations of Adjusted Operating Income and Adjusted Operating Income margin to operating income and operating income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended March 31,		Change
	2026	2025
Adjusted Operating Income:
Bioscience & Medtech Products	$102.7	$114.5	$(11.8)
VWR Distribution & Services	105.4	147.9	(42.5)
Corporate	(17.5)	(19.6)	2.1
Total	$190.6	$242.8	$(52.2)

Adjusted Operating Income margin	12.1%	15.4%	(330) bps
Three months ended
Adjusted Operating Income decreased by $52.2 million, or 21.5%, which included a favorable foreign currency translation impact of $7.8 million, or 3.2%. The remaining decline of $60.0 million, or 24.7%, is further discussed below.
In the Bioscience & Medtech Products segment, Adjusted Operating Income declined by $11.8 million or 10.3%, or 13.1% when adjusted for a favorable foreign currency impact. The decrease was primarily due to lower sales volume, higher inventory reserves, unfavorable product mix and inflationary pressures on compensation expense.

In the VWR Distribution & Services segment, Adjusted Operating Income declined by $42.5 million or 28.7%, or 31.8% when adjusted for a favorable foreign currency impact. The decrease was primarily driven by lower sales volume, inflationary pressures and higher freight costs.

In Corporate, Adjusted Operating Income decreased by $2.1 million due to various immaterial factors.

Reconciliations of non-GAAP measures
The following table presents the reconciliation of net income and net income margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively:

(dollars in millions, % based on net sales)	Three months ended March 31,
	2026		2025
	$	%	$	%
Net income	$43.3	2.7%	$64.5	4.1%
Interest expense, net	42.9	2.7%	42.2	2.7%
Income tax expense	12.2	0.9%	21.2	1.3%
Depreciation and amortization	105.0	6.6%	99.7	6.3%
Loss on extinguishment of debt	0.6	—%	—	—%
Restructuring and severance charges[1]	15.1	1.0%	4.4	0.3%
Transformation expenses[2]	—	—%	15.4	1.0%
Reserve for certain legal matters, net[3]	0.4	—%	—	—%
Other[4]	(0.1)	—%	4.0	0.2%
Pension termination charges[5]	—	—%	18.1	1.1%
Adjusted EBITDA	$219.4	13.9%	$269.5	17.0%
━━━━━━━━━
1.Reflects the incremental expenses incurred in the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption are specific to employee severance, site-related exit costs, and contract termination costs.
2.Represents incremental expenses directly associated with the Company’s former cost transformation initiative, which concluded in 2025. These expenses are primarily related to the cost of external advisors.
3.Represents charges and legal costs, net of recoveries, incurred in connection with certain litigation and other contingencies that management evaluates separately from core operating performance.
4.Represents net foreign currency (gain) loss from financing activities, other stock-based compensation expense (benefit) and a purchase price adjustment in 2025 related to the sale of our Clinical Services business in 2024.
5.As described in note 12 to our unaudited condensed consolidated financial statements.

The following table presents the reconciliation of net income and net income margin to Adjusted Operating Income and Adjusted Operating Income margin, respectively, and includes operating income and operating income margin (the most directly comparable GAAP measures) as intermediate subtotals:

(dollars in millions, % based on net sales)	Three months ended March 31,
	2026		2025
	$	%	$	%
Net income	$43.3	2.7%	$64.5	4.1%
Interest expense, net	42.9	2.7%	42.2	2.7%
Income tax expense	12.2	0.9%	21.2	1.3%
Loss on extinguishment of debt	0.6	—%	—	—%
Other expense, net	0.5	—%	19.5	1.2%
Operating income	99.5	6.3%	147.4	9.3%
Amortization	75.7	4.8%	73.9	4.7%
Restructuring and severance charges[1]	15.1	1.0%	4.4	0.3%
Transformation expenses[2]	—	—%	15.4	1.0%
Reserve for certain legal matters, net[3]	0.4	—%	—	—%
Other[4]	(0.1)	—%	1.7	0.1%
Adjusted Operating Income	$190.6	12.1%	$242.8	15.4%
━━━━━━━━━
1.Reflects the incremental expenses incurred in the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption are specific to employee severance, site-related exit costs, and contract termination costs.
2.Represents incremental expenses directly associated with the Company’s former cost transformation initiative, which concluded in 2025. These expenses are primarily related to the cost of external advisors.
3.Represents charges and legal costs, net of recoveries, incurred in connection with certain litigation and other contingencies that management evaluates separately from core operating performance.
4.Represents other stock-based compensation expense (benefit) and a purchase price adjustment in 2025 related to the sale of our Clinical Services business in 2024.
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows and credit facilities. The majority of our long-term financing is from indebtedness. For the three months ended March 31, 2026, we generated $58.7 million of cash from operating activities, ended the quarter with $279.3 million of cash and cash equivalents and our availability under our credit facilities was $1,380.5 million.
We have required term loan payments of $31.1 million due in the next twelve months.
In October 2025, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock. Repurchases may be funded through available cash, borrowings under existing credit facilities, or other financing arrangements. The program may be modified, suspended, or terminated at any time. As of March 31, 2026, $425.0 million remained available for repurchase under the program.

Liquidity
The following table presents our primary sources of liquidity:

(in millions)
March 31, 2026
Unused availability under our revolving credit facility:
Capacity	$1,400.0
Undrawn letters of credit outstanding	(19.5)
Unused availability	$1,380.5
Cash and cash equivalents	279.3
Total liquidity	$1,659.8
Based on the combination of the unused availability under our revolving credit facility and cash and cash equivalents, we believe that we have sufficient capital resources to meet our liquidity needs.
Our debt agreements include representations and covenants that we believe are usual and customary. The credit facility includes a leverage-based financial maintenance covenant and a consolidated interest coverage ratio financial maintenance covenant, each of which is subject to customary definitions, adjustments and exclusions. As of March 31, 2026, our net leverage and consolidated interest coverage ratio were within the covenant requirements.
At March 31, 2026, $227.7 million or 81.5% of our $279.3 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Three months ended March 31,		Change
	2026	2025
Operating activities:
Net income	$43.3	$64.5	$(21.2)
Non-cash items[1]	116.2	133.9	(17.7)
Working capital changes[2]	(48.1)	(38.2)	(9.9)
All other	(52.7)	(50.9)	(1.8)
Total	$58.7	$109.3	$(50.6)
Investing activities:
Capital expenditures	(33.5)	(28.0)	(5.5)
Other	0.8	(0.9)	1.7
Total	$(32.7)	$(28.9)	$(3.8)
Financing activities	(107.2)	(33.6)	(73.6)
━━━━━━━━━
1.Consists of typical non-cash charges including depreciation and amortization, stock-based compensation expense, deferred income tax expense and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $50.6 million less cash in 2026, primarily due to a reduction in net income, as previously discussed, and higher net working capital requirements.
Investing activities used $3.8 million more cash in 2026. The change was primarily attributable to a modest increase in capital expenditures compared to the prior year.
Financing activities used $73.6 million more cash in 2026, primarily due to the higher prepayments of term loans.
Free cash flow

(in millions)	Three months ended March 31,		Change
	2026	2025
Net cash provided by operating activities	$58.7	$109.3	$(50.6)
Capital expenditures	(33.5)	(28.0)	(5.5)
Divestiture-related transaction expenses and taxes paid	—	0.8	(0.8)
Free cash flow	$25.2	$82.1	$(56.9)
Free cash flow was $56.9 million lower in 2026, primarily due to lower cash flow from operating activities, as previously discussed, and a modest increase in capital expenditures.

Indebtedness
For information about our indebtedness, refer to the section entitled “Liquidity” and note 9 to our unaudited condensed consolidated financial statements included in Part I, Item 1 — “Financial statements.”
Critical accounting policies and estimates
We update our critical accounting policies and estimates in interim periods only for material changes since year‑end, including significant changes in assumptions, methodology, sensitivity, or where new information or events materially affect these estimates.
Testing goodwill for impairment
Our consolidated balance sheet includes significant amounts of goodwill and other intangible assets. At March 31, 2026, the combined carrying value of goodwill and other intangible assets, net of accumulated amortization and impairment charges, was $8,050.8 million, representing approximately 69% of our total assets. As a result, impairment assessments for these assets involve significant management judgment and represent a critical accounting estimate.
Required Annual Assessment
On October 1 of each year, we perform annual impairment testing of goodwill and indefinite‑lived intangible assets, or more frequently if events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The impairment analysis for goodwill and indefinite‑lived intangible assets consists of an optional qualitative assessment, which may be followed by a quantitative analysis.
The qualitative assessment requires identification and evaluation of relevant events or circumstances that could indicate impairment and an assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. The quantitative impairment test requires estimation of the fair value of our reporting units using a weighted average of a discounted cash flow method and a guideline public company method. These valuation methods require management to make numerous assumptions, including but not limited to future profitability and cash flows, net sales, gross margin, SG&A expenses, capital expenditures, investments in debt‑free net working capital, discount rates reflecting current market assumptions, the weighting of valuation methods, and the selection of comparable publicly traded companies. Variations in any of these assumptions could result in materially different estimates of fair value.
Our estimates are based on historical performance, management’s knowledge and experience, and overall economic conditions, including projections of future earnings potential. Developing forecasted cash flows requires evaluation of intermediate‑ to long‑term performance, including assumptions regarding revenue growth, operating margins, inflation, capital requirements, and working capital management. Estimating appropriate discount rates requires judgment in selecting risk premiums, which can materially impact valuation outcomes. The selection of peer companies and the weighting of valuation approaches under the market method also involve judgment, and alternative assumptions could result in materially different conclusions.

2025 Distribution Reporting Unit Impairment
As a result of sustained declines in our publicly quoted share price and market capitalization, together with deterioration in the operating results of our Distribution reporting unit, we performed an interim goodwill impairment assessment as of September 30, 2025. The deterioration in operating performance reflected lower sales volumes and a decline in gross margin, which negatively impacted projected future cash flows for the reporting unit relative to prior expectations.
Based on the results of that impairment test, the carrying amount of the Distribution reporting unit exceeded its estimated fair value, resulting in a non‑deductible, non‑cash goodwill impairment charge of $785.0 million, which was recorded in the consolidated statement of operations for the three months ended September 30, 2025. Following the impairment charge, the carrying value of the Distribution reporting unit was approximately $3,500.0 million, of which approximately $2,000.0 million was comprised of goodwill. No impairment of other long‑lived assets within the Distribution reporting unit was identified.
All other reporting units tested were not impaired, as their estimated fair values exceeded their respective carrying amounts as of the interim testing date.
Following the impairment charge, the carrying value of the Distribution reporting unit approximated its estimated fair value. As a result, a meaningful portion of the remaining carrying value of this reporting unit, including the associated goodwill, was considered at risk of further impairment. Recognition of additional impairment charges could be required in future periods if operating performance, market conditions, or other valuation assumptions were to deteriorate further.
Since October 1, 2025 is our annual impairment testing date, management performed the required annual assessment as of that date, including a review of key assumptions, market indicators, and other relevant factors. No conditions were identified that differed materially from those considered in the September 30, 2025 interim impairment analysis. Accordingly, the conclusions reached in that interim test remained appropriate, and no additional impairment was recorded as of October 1, 2025.
2026 Interim Impairment Test
As described in note 7, effective January 1, 2026, we updated our reporting unit structure. The VWR Distribution reporting unit includes the operations that previously comprised our Distribution reporting unit, and goodwill was reassigned using a relative fair value allocation method. The VWR Distribution reporting unit is included within the VWR Distribution & Services reportable segment.
During the quarter ended March 31, 2026, a sustained decline in our share price and market capitalization represented a triggering event under the goodwill impairment guidance. As a result, we performed an interim goodwill impairment assessment for all of our reporting units (see note 7).
As of March 31, 2026, the estimated fair value of the VWR Distribution reporting unit exceeded its carrying value by approximately 5.5%, and therefore no goodwill impairment was recognized during the quarter. Goodwill allocated to the VWR Distribution reporting unit totaled approximately $2,800.0 million as of the testing date. The limited excess of fair value over carrying value indicates that the valuation of this reporting unit is sensitive to adverse changes in key assumptions, including future operating performance, cash flows, discount rates, and market conditions. A modest increase in discount rates or a reduction in forecasted cash flows could eliminate this excess and result in a goodwill impairment.

The estimated fair values of our remaining reporting units exceeded their respective carrying values by greater margins as of the testing date.
We continue to monitor internal and external factors that could affect the estimated fair value of our reporting units, including trends in our share price and market capitalization, macroeconomic conditions, and operating performance. If market conditions deteriorate further, including a continued decline in market capitalization or reductions to the financial projections for the VWR Distribution reporting unit, a material non‑cash goodwill impairment charge could be required in a future reporting period.
Item 3.    Quantitative and qualitative disclosures about market risk
Quantitative and qualitative disclosures about market risk appear in Item 7A “Quantitative and qualitative disclosures about market risk” in our Annual Report. There were no material changes during the quarter ended March 31, 2026 to this information as reported in our Annual Report.
Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Our VWR Distribution reporting unit is at risk of goodwill impairment, which could result in a material non‑cash charge.
Our consolidated balance sheet includes goodwill, intangible assets and other long-lived assets that must be periodically evaluated for potential impairment. We assess the realizability of the reported goodwill, intangible assets and other long-lived assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. During the first quarter of 2026, a sustained decline in our share price and market capitalization constituted a triggering event that required an interim goodwill impairment assessment. Although no impairment was recorded, the VWR Distribution reporting unit is considered at risk of impairment because the estimated fair value exceeded the carrying value by a limited margin. The valuation is sensitive to adverse changes in operating performance, forecasted cash flows, discount rates and market conditions. If these factors deteriorate, we could be required to record a material non‑cash goodwill impairment charge in a future reporting period (see note 7).
Item 2.    Unregistered sales of equity securities and use of proceeds
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended March 31, 2026.
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
As of March 31, 2026, $425.0 million remained available for repurchase under the program.
Item 3.    Defaults upon senior securities
None.
Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
Securities Trading Plans of Directors and Officers
No directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K, during the three months ended March 31, 2026.

Item 6.    Exhibits

Location of exhibits
Exhibit no.	Exhibit description	Form	Exhibit no.	Filing date
10.1^	Employment Letter Agreement, dated June 18, 2024 between Corey Walker and VWR International, LLC	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
101	XBRL exhibits	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
━━━━━━━━━
*        Filed herewith
**        Furnished herewith
^    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avantor, Inc.

Date: April 29, 2026	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)