Form 10-Q
period 2026-06-30
Avantor, Inc.
filed 2026-07-29
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On July 24, 2026, 676,358,840 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended June 30, 2026
i

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
•our ability to manage risks associated with chemical manufacturing;
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
v

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$306.8	$365.4
Accounts receivable, net of allowances of $26.6 and $29.6	1,138.9	1,074.6
Inventory	828.7	818.2
Other current assets	187.8	193.0
Total current assets	2,462.2	2,451.2
Property, plant and equipment, net of accumulated depreciation and impairment charges of $787.4 and $744.7	772.1	766.8
Other intangible assets, net (see note 7)	3,014.2	3,193.8
Goodwill, net (see note 7)	4,935.4	4,986.9
Other assets	412.0	396.0
Total assets	$11,595.9	$11,794.7
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$37.0	$30.8
Accounts payable	743.2	741.7
Employee-related liabilities	157.2	162.7
Accrued interest	46.2	47.3
Other current liabilities	398.4	396.4
Total current liabilities	1,382.0	1,378.9
Debt, net of current portion	3,660.8	3,915.5
Deferred income tax liabilities	539.9	557.1
Other liabilities	383.0	378.2
Total liabilities	5,965.7	6,229.7
Commitments and contingencies (see note 8)
Stockholders’ equity:
Common stock including paid-in capital, $0.01 par value, 750.0 shares authorized; 683.1 and 682.0 shares issued	4,006.9	3,984.8
Treasury stock at cost, 6.6 shares	(75.7)	(75.7)
Accumulated earnings	1,754.2	1,672.8
Accumulated other comprehensive loss	(55.2)	(16.9)
Total stockholders’ equity	5,630.2	5,565.0
Total liabilities and stockholders’ equity	$11,595.9	$11,794.7
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales	$1,692.3	$1,683.4	$3,273.7	$3,264.8
Cost of sales	1,155.3	1,129.3	2,236.0	2,175.8
Gross profit	537.0	554.1	1,037.7	1,089.0
Selling, general and administrative expenses	415.2	425.3	816.4	812.8
Operating income	121.8	128.8	221.3	276.2
Interest expense, net	(39.4)	(43.4)	(82.3)	(85.6)
Loss on extinguishment of debt	(0.6)	—	(1.2)	—
Other expense, net	(0.6)	(3.7)	(1.1)	(23.2)
Income before income taxes	81.2	81.7	136.7	167.4
Income tax expense	(43.1)	(17.0)	(55.3)	(38.2)
Net income	$38.1	$64.7	$81.4	$129.2

Earnings per share:
Basic	$0.06	$0.09	$0.12	$0.19
Diluted	$0.06	$0.09	$0.12	$0.19
Weighted average shares outstanding:
Basic	676.2	681.5	675.9	681.3
Diluted	677.2	681.8	676.9	682.0
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$38.1	$64.7	$81.4	$129.2
Other comprehensive (loss) income:
Foreign currency translation:
Unrealized (loss) gain	(15.7)	90.1	(37.0)	127.9
Reclassification of gain into earnings	—	—	(0.2)	—
Derivative instruments:
Unrealized gain	1.8	2.2	3.7	5.5
Reclassification of gain into earnings	(1.8)	(2.2)	(3.7)	(5.6)
Activity related to defined benefit plans:
Unrealized (loss) gain	(0.8)	(0.4)	(1.9)	3.2
Reclassification of loss into earnings	—	—	—	17.3
Other comprehensive (loss) income before income taxes	(16.5)	89.7	(39.1)	148.3
Income tax effect	5.0	17.6	0.8	25.3
Other comprehensive (loss) income	(11.5)	107.3	(38.3)	173.6
Comprehensive income	$26.6	$172.0	$43.1	$302.8
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	Common stock including paid-in capital		Accumulated earnings	Treasury Stock		AOCI	Total
	Shares	Amount		Shares	Amount
Balance on March 31, 2026	682.9	$3,992.0	$1,716.1	6.6	$(75.7)	$(43.7)	$5,588.7
Comprehensive income (loss)	—	—	38.1	—	—	(11.5)	26.6
Stock-based compensation expense	—	15.2	—	—	—	—	15.2
Stock option exercises and other common stock transactions	0.2	(0.3)	—	—	—	—	(0.3)
Balance on June 30, 2026	683.1	$4,006.9	$1,754.2	6.6	$(75.7)	$(55.2)	$5,630.2

Balance on March 31, 2025	681.5	$3,948.4	$2,267.5	—	$—	$(117.7)	$6,098.2
Comprehensive income	—	—	64.7	—	—	107.3	172.0
Stock-based compensation expense	—	15.8	—	—	—	—	15.8
Stock option exercises and other common stock transactions	0.1	(0.1)	—	—	—	—	(0.1)
Balance on June 30, 2025	681.6	$3,964.1	$2,332.2	—	$—	$(10.4)	$6,285.9
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	Common stock including paid-in capital		Accumulated earnings	Treasury Stock		AOCI	Total
	Shares	Amount		Shares	Amount
Balance on December 31, 2025	682.0	$3,984.8	$1,672.8	6.6	$(75.7)	$(16.9)	$5,565.0
Comprehensive income (loss)	—	—	81.4	—	—	(38.3)	43.1
Stock-based compensation expense	—	24.2	—	—	—	—	24.2
Stock option exercises and other common stock transactions	1.1	(2.1)	—	—	—	—	(2.1)
Balance on June 30, 2026	683.1	$4,006.9	$1,754.2	6.6	$(75.7)	$(55.2)	$5,630.2

Balance on December 31, 2024	680.8	$3,937.7	$2,203.0	—	$—	$(184.0)	$5,956.7
Comprehensive income	—	—	129.2	—	—	173.6	302.8
Stock-based compensation expense	—	28.8	—	—	—	—	28.8
Stock option exercises and other common stock transactions	0.8	(2.4)	—	—	—	—	(2.4)
Balance on June 30, 2025	681.6	$3,964.1	$2,332.2	—	$—	$(10.4)	$6,285.9
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$81.4	$129.2
Reconciling adjustments:
Depreciation and amortization	210.6	202.4
Stock-based compensation expense	24.0	27.9
Non-cash restructuring charges	5.0	—
Provision for accounts receivable and inventory	27.2	26.9
Deferred income tax expense (benefit)	6.1	(30.0)
Amortization of deferred financing costs	3.5	4.5
Loss on extinguishment of debt	1.2	—
Foreign currency remeasurement (gain) loss	(0.9)	3.8
Pension termination charges	—	18.1
Changes in assets and liabilities:
Accounts receivable	(80.7)	(55.7)
Inventory	(46.7)	(33.3)
Accounts payable	17.7	19.1
Accrued interest	(1.1)	1.4
Other assets and liabilities	(11.7)	(52.9)
Other	1.3	2.3
Net cash provided by operating activities	236.9	263.7
Cash flows from investing activities:
Capital expenditures	(71.1)	(57.6)
Other	1.1	0.1
Net cash used in investing activities	(70.0)	(57.5)
Cash flows from financing activities:
Debt repayments	(217.5)	(38.1)
Proceeds received from exercise of stock options	1.9	2.6
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(3.9)	(5.0)
Other	(0.1)	—
Net cash used in financing activities	(219.6)	(40.5)
Effect of currency rate changes on cash and cash equivalents	(5.9)	21.8
Net change in cash, cash equivalents and restricted cash	(58.6)	187.5
Cash, cash equivalents and restricted cash, beginning of period	368.3	264.7
Cash, cash equivalents and restricted cash, end of period	$309.7	$452.2
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
Environmental Credits and Environmental Credit Obligations
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations. The new standard requires recognition of environmental credit assets and corresponding compliance obligations to be measured at cost and presented gross on the balance sheet, along with enhanced quantitative and qualitative disclosures.
The standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our financial statements.
Other
There were no other new accounting standards that we expect to have a material impact on our financial position or results of operations upon adoption.
3.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2026:

(in millions, except per share data)	Three months ended June 30, 2026			Six months ended June 30, 2026
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$38.1	676.2	$0.06	$81.4	675.9	$0.12
Dilutive effect of stock-based awards	—	1.0		—	1.0
Diluted	$38.1	677.2	$0.06	$81.4	676.9	$0.12
The following table presents the reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2025:

(in millions, except per share data)	Three months ended June 30, 2025			Six months ended June 30, 2025
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$64.7	681.5	$0.09	$129.2	681.3	$0.19
Dilutive effect of stock-based awards	—	0.3		—	0.7
Diluted	$64.7	681.8	$0.09	$129.2	682.0	$0.19

Certain stock options and RSUs are not included in the diluted earnings per share calculation when the effect would have been anti-dilutive. The number of anti-dilutive shares not included were 20.9 million and 20.9 million for the three and six months ended June 30, 2026, respectively, and 16.7 million and 14.7 million for the three and six months ended June 30, 2025, respectively.
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
The following table presents information by reportable segment:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales:
Bioscience & Medtech Products	$451.8	$475.9	$883.2	$902.3
VWR Distribution & Services	1,240.5	1,207.5	2,390.5	2,362.5
Total	$1,692.3	$1,683.4	$3,273.7	$3,264.8
Adjusted Operating Income:
Bioscience & Medtech Products	$117.6	$131.4	$220.3	$245.9
VWR Distribution & Services	126.4	141.6	231.8	289.5
Corporate	(18.9)	(20.8)	(36.4)	(40.4)
Total	$225.1	$252.2	$415.7	$495.0

(in millions)
Three months ended June 30, 2026	Bioscience & Medtech Products	VWR Distribution & Services	Corporate	Total
Net sales	$451.8	$1,240.5	$—	$1,692.3
Adjusted cost of sales[1]	231.9	922.7	—	1,154.6
Adjusted operating expenses[2]	102.3	191.4	18.9	312.6
Adjusted Operating Income	$117.6	$126.4	$(18.9)	$225.1

Six months ended June 30, 2026	Bioscience & Medtech Products	VWR Distribution & Services	Corporate	Total
Net sales	$883.2	$2,390.5	$—	$3,273.7
Adjusted cost of sales[1]	458.6	1,776.6	—	2,235.2
Adjusted operating expenses[2]	204.3	382.1	36.4	622.8
Adjusted Operating Income	$220.3	$231.8	$(36.4)	$415.7

(in millions)
Three months ended June 30, 2025	Bioscience & Medtech Products	VWR Distribution & Services	Corporate	Total
Net sales	$475.9	$1,207.5	$—	$1,683.4
Adjusted cost of sales[1]	242.8	886.3	—	1,129.1
Adjusted operating expenses[2]	101.7	179.6	20.8	302.1
Adjusted Operating Income	$131.4	$141.6	$(20.8)	$252.2

Six months ended June 30, 2025	Bioscience & Medtech Products	VWR Distribution & Services	Corporate	Total
Net sales	$902.3	$2,362.5	$—	$3,264.8
Adjusted cost of sales[1]	458.2	1,717.3	—	2,175.5
Adjusted operating expenses[2]	198.2	355.7	40.4	594.3
Adjusted Operating Income	$245.9	$289.5	$(40.4)	$495.0
━━━━━━━━━
1.Adjusted cost of sales excludes $0.7 million and $0.2 million of items that management evaluates separately from segment operating performance for the three months ended June 30, 2026 and June 30, 2025, respectively, and $0.8 million and $0.3 million of such items for the six months ended June 30, 2026 and June 30, 2025, respectively, primarily related to restructuring, severance and related impairment charges. A reconciliation of the measure of segment profit or loss to consolidated income before income taxes is presented below.
2.Adjusted operating expenses exclude $102.6 million and $123.2 million of items that management evaluates separately from segment operating performance for the three months ended June 30, 2026 and June 30, 2025, respectively, and $193.6 million and $218.5 million of such items for the six months ended June 30, 2026 and June 30, 2025, respectively, primarily related to amortization, transformation expenses and restructuring, severance and related impairment charges. A reconciliation of the measure of segment profit or loss to consolidated income before income taxes is presented below.

The following table presents depreciation and amortization by reportable segment:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Bioscience & Medtech Products	$49.2	$45.4	$98.4	$89.2
VWR Distribution & Services	56.4	57.3	112.2	113.2
Total	$105.6	$102.7	$210.6	$202.4
Information about our segments’ assets and capital expenditures is not disclosed because this information is not provided to our CODM.
The amounts above exclude inter-segment activity because it is not material. All of the net sales presented for each segment are from external customers.
The following table presents the reconciliation of Adjusted Operating Income, our measure of segment profit or loss, to Income before income taxes:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Adjusted Operating Income	$225.1	$252.2	$415.7	$495.0
Amortization	(75.9)	(75.5)	(151.6)	(149.4)
Restructuring, severance, and related impairment charges[1]	(24.0)	(21.4)	(39.1)	(25.8)
Transformation expenses[2]	—	(20.4)	—	(35.8)
Reserve for certain legal matters, net[3]	(3.0)	(3.6)	(3.4)	(3.6)
Other[4]	(0.4)	(2.5)	(0.3)	(4.2)
Interest expense, net	(39.4)	(43.4)	(82.3)	(85.6)
Loss on extinguishment of debt	(0.6)	—	(1.2)	—
Other expense, net[5]	(0.6)	(3.7)	(1.1)	(23.2)
Income before income taxes	$81.2	$81.7	$136.7	$167.4
━━━━━━━━━
1.Reflects charges incurred during the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption consist of employee severance, site-exit and contract termination costs, and non-cash impairment charges on long-lived assets associated with site exits.
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
5.Primarily relates to pension termination charges in 2025, returns on defined benefit plan assets, and net foreign currency gains and losses from financing activities. Refer to note 12.

The following table presents net sales by product category:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Proprietary	$880.4	$893.8	$1,713.7	$1,723.5
Third-party	811.9	789.6	1,560.0	1,541.3
Total	$1,692.3	$1,683.4	$3,273.7	$3,264.8
5.    Supplemental disclosures of cash flow information
The following table presents supplemental disclosures of cash balances:

(in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$306.8	$365.4
Restricted cash classified as other assets	2.9	2.9
Total	$309.7	$368.3

(in millions)	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Cash paid for income taxes, net	$40.8	$93.8
Cash paid for interest, net, excluding financing leases	80.9	79.3
Cash paid for interest on finance leases	0.7	0.8
Cash paid under operating leases	22.8	19.5
Cash flows from financing activities:
Cash paid under finance leases	$3.2	$3.2
6.    Inventory
The following table presents the components of inventory:

(in millions)	June 30, 2026	December 31, 2025
Merchandise inventory	$482.3	$499.4
Finished goods	123.0	102.3
Raw materials	151.6	151.8
Work in process	71.8	64.7
Total	$828.7	$818.2
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
Total goodwill did not change as a result of the January 1, 2026 reorganization. The only change in the carrying amount of goodwill during the six months ended June 30, 2026 relates to the effects of foreign currency translation.
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
We estimated the fair value of reporting units using a weighted average of two valuation methods based on a discounted cash flows method and a guideline public company method. These valuation methods required management to make various assumptions, including, but not limited to, future profitability, cash flows, revenues, gross margin, SG&A expenses, capital expenditures, investments in debt-free net working capital, discount rates, the weighting of valuation methods and the selection of comparable publicly traded companies. Changes in these assumptions could have resulted in materially different estimates of fair value.
No goodwill impairment was recorded for any reporting unit during the quarter ended March 31, 2026.
During the quarter ended June 30, 2026, we evaluated whether any events or changes in circumstances had occurred that would indicate that the carrying value of goodwill may not be recoverable. Based on this assessment, no triggering events or impairment indicators were identified, and accordingly, no interim goodwill impairment assessment was required during the quarter.
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

Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	June 30, 2026			December 31, 2025
	Gross value	Accumulated amortization and impairment[1]	Carrying value	Gross value	Accumulated amortization and impairment[1]	Carrying value
Customer relationships	$4,864.4	$2,273.8	$2,590.6	$4,915.0	$2,172.7	$2,742.3
Trade names	363.4	279.5	83.9	366.8	272.9	93.9
Other	637.7	390.3	247.4	641.6	376.3	265.3
Total finite-lived	$5,865.5	$2,943.6	2,921.9	$5,923.4	$2,821.9	3,101.5
Indefinite-lived			92.3			92.3
Total			$3,014.2			$3,193.8
━━━━━━━━━
1.As of June 30, 2026 and December 31, 2025, accumulated impairment losses on Customer relationships were $65.9 million and on Other were $40.5 million, totaling $106.4 million.
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
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. At June 30, 2026, our accrued obligation under this order is $2.2 million, which is calculated based on expected cash payments discounted at rates ranging from 3.9% to 5.0% between 2026 and 2045. The undiscounted amount of that obligation is $3.4 million. We are indemnified against any losses incurred in this matter as stipulated through the agreement and guaranty referenced in our Annual Report.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At June 30, 2026, our balance sheet includes a liability of $0.9 million for remediation and monitoring costs. That liability is estimated primarily on discounted expected remediation payments and is not materially different from its undiscounted amount.

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
Litigation
The Company and certain current and former officers and directors were named as defendants in two putative securities class action lawsuits filed in the U.S. District Court for the Eastern District of Pennsylvania on October 30, 2025, and November 25, 2025, respectively. The cases were subsequently consolidated and transferred to the U.S. District Court for the District of Delaware, styled as In re Avantor, Inc. Securities Litigation. Lead plaintiffs filed an amended consolidated complaint on April 24, 2026. The amended complaint alleges violations of Sections 10(b), 20(a), and 20A of the Securities Exchange Act and Rule 10b-5 related to alleged misleading or false statements concerning Avantor’s competitive position, goodwill, and various aspects of the Company’s business, organization, operations, and management. The amended complaint seeks unspecified damages, attorneys’ fees, and other relief. On July 9, 2026, defendants filed a motion to dismiss. The Company disputes the claims and intends to vigorously defend against them.
Two related shareholder derivative cases, Murray v. Stubblefield et al. and Huston v. Stubblefield, et al., were also filed by Avantor shareholders, putatively on behalf of the Company against certain current and former officers and directors. The derivative cases have also since been consolidated before the U.S. District Court for the District of Delaware, styled as In re Avantor, Inc. Derivative Litigation, and purport to assert claims based on similar allegations against the individual defendants for alleged violations of Section 14(a) of the Securities Exchange Act and Rule 14a-9, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste. The complaints seek damages from the individual defendants, attorneys’ fees, and other relief.
At this time, the outcome of these matters cannot be predicted. Management does not believe a loss is probable and, therefore, cannot reasonably estimate the possible loss or range of loss, if any, at this time.
As of June 30, 2026, there are no outstanding litigation or unasserted matters that we believe will result in material losses.

9.    Debt
The following table presents information about our debt:

(dollars in millions)	June 30, 2026			December 31, 2025
	Interest terms	Rate	Amount
Senior secured credit facilities:
Euro term loans B-6	EURIBOR plus 2.50%	4.403%	427.1	645.2
Euro term loans A-1	EURIBOR plus 1.50%	3.403%	450.9	469.2
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% Euro unsecured notes	fixed rate	3.875%	456.6	469.2
4.625% unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			25.6	26.9
Other			5.2	7.4
Total debt, gross			3,715.4	3,967.9
Less: unamortized deferred financing costs			(17.6)	(21.6)
Total debt			$3,697.8	$3,946.3
Classification on balance sheets:
Current portion of debt			$37.0	$30.8
Debt, net of current portion			3,660.8	3,915.5
Interest expense, net includes interest income of $10.3 million and $11.0 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $20.8 million and $18.9 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The interest income primarily relates to income on our cross-currency swaps discussed in note 14.
Credit facilities
The following table presents availability under our revolving credit facility:

(in millions)	June 30, 2026
Capacity	$1,400.0
Undrawn letters of credit outstanding	(20.2)
Unused availability	$1,379.8
In October 2025, we amended the revolving credit facility to increase its funding limit to $1,400.0 million and extended the term to October 9, 2030. We capitalized $3.8 million of fees in connection with this transaction.
Senior secured credit facilities
On June 30, 2026, the senior secured credit facilities consisted of a $1,400.0 million revolving credit facility that matures on October 9, 2030, a $427.1 million term loan facility that matures on October 9,
2032, and a $450.9 million term loan facility that matures on October 9, 2030. The term loans bear interest at variable rates based on EURIBOR plus 250 basis points and EURIBOR plus 150 basis points, respectively. The revolving credit facility allows us to issue letters of credit and short-term notes. Borrowings under the facilities are guaranteed by substantially all of our domestic subsidiaries and are secured by substantially all of their assets. The margin on the revolving credit facility is subject to reduction upon the achievement of certain net leverage ratios. Various other immaterial fees are payable under the facilities.
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
During the quarter ended June 30, 2026, we made prepayments of $102.5 million on our Euro term loans B-6. As a result of this prepayment, we expensed $0.6 million of previously unamortized deferred financing costs as a loss on extinguishment of debt.
On July 14, 2026, we amended our existing credit agreement to reprice the Euro term loan B-6 under our senior secured credit facilities through the repayment of the existing Euro term loan B-6 and the issuance of a new Euro term loan B-7 tranche. Pursuant to the amendment, the Euro term loan B-7 bears interest at EURIBOR plus a spread of 2.00% per annum, compared with EURIBOR plus a spread of 2.50% per annum for the repaid Euro term loan B-6. The principal amount outstanding under the Euro term loan B-6 immediately before the amendment was $427.1 million, and the principal amount outstanding under the Euro term loan B-7 immediately after the amendment was $427.1 million. The Euro term loan B-7 has the same final maturity date as the repaid Euro term loan B-6, October 9, 2032. Costs incurred in connection with the amendment were not material.
Debt covenants
Our debt agreements include representations and covenants that we believe are usual and customary. The credit facility includes a leverage-based financial maintenance covenant and a consolidated interest coverage ratio financial maintenance covenant, each of which is subject to customary definitions, adjustments and exclusions. As of June 30, 2026, our net leverage and consolidated interest coverage ratio were within the covenant requirements.
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

10.    Accumulated other comprehensive income (loss)
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at March 31, 2026	$(56.9)	$—	$13.2	$(43.7)
Unrealized (loss) gain	(15.7)	1.8	(0.8)	(14.7)
Reclassification of gain into earnings	—	(1.8)	—	(1.8)
Change due to income taxes	4.8	—	0.2	5.0
Balance at June 30, 2026	$(67.8)	$—	$12.6	$(55.2)

Balance at March 31, 2025	$(131.5)	$0.1	$13.7	$(117.7)
Unrealized gain (loss)	90.1	2.2	(0.4)	91.9
Reclassification of gain into earnings	—	(2.2)	—	(2.2)
Change due to income taxes	17.6	—	—	17.6
Balance at June 30, 2025	$(23.8)	$0.1	$13.3	$(10.4)

Balance at December 31, 2025	$(31.0)	$—	$14.1	$(16.9)
Unrealized (loss) gain	(37.0)	3.7	(1.9)	(35.2)
Reclassification of gain into earnings	(0.2)	(3.7)	—	(3.9)
Change due to income taxes	0.4	—	0.4	0.8
Balance at June 30, 2026	$(67.8)	$—	$12.6	$(55.2)

Balance at December 31, 2024	$(177.4)	$0.2	$(6.8)	$(184.0)
Unrealized gain	127.9	5.5	3.2	136.6
Reclassification of (gain) loss into earnings	—	(5.6)	17.3	11.7
Change due to income taxes	25.7	—	(0.4)	25.3
Balance at June 30, 2025	$(23.8)	$0.1	$13.3	$(10.4)
The reclassification effects shown above were immaterial to the financial statements and were recorded in cost of sales, SG&A expense, other (expense) income, net, or interest expense, net, depending upon the nature of the underlying transaction. The income tax effects related to foreign currency translation were primarily attributable to our net investment hedges for the three and six months ended June 30, 2026 and 2025, including our cross‑currency swap arrangements and foreign currency denominated debt instruments designated as net investment hedges, as discussed in note 14.

11.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Three months ended June 30,		Six months ended June 30,
		2026	2025	2026	2025
Stock options	Equity	$1.9	$2.4	$3.4	$4.8
RSUs	Equity	13.0	13.1	20.3	23.4
Other	Both	0.5	—	0.3	(0.3)
Total		$15.4	$15.5	$24.0	$27.9
Award classification:
Equity		$15.2	$15.8	$24.2	$28.8
Liability		0.2	(0.3)	(0.2)	(0.9)
At June 30, 2026, unvested awards have remaining expense of $87.1 million to be recognized over a weighted average period of 1.5 years.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2025	11.7	$21.18
Granted	6.7	10.69
Exercised	—	—
Forfeited	(4.8)	17.14
Balance at June 30, 2026	13.6	$17.33	$1.0	5.9 years
Expected to vest	6.2	11.53	1.0	9.5 years
Vested	7.4	22.16	—	2.9 years
During the six months ended June 30, 2026, we granted stock options that have a contractual life of ten years that vest annually over three years, as specified in the underlying grant agreements, subject to the recipient’s continuous service throughout the vesting period.

RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2025	6.7	$17.88
Granted	5.7	9.13
Vested	(1.9)	18.18
Forfeited	(1.4)	14.70
Balance at June 30, 2026	9.1	$11.90
During the six months ended June 30, 2026, we granted RSUs that vest annually over one to three years, as specified in the terms of the underlying grant agreements, subject to the recipient’s continuous service throughout the vesting period. Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. We recorded expense related to these awards of $0.1 million and $3.7 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $(0.2) million and $7.0 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The decrease in expense for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily driven by the forfeiture of awards following the departure of certain executives.
12.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net foreign currency loss from financing activities	$(0.1)	$(3.9)	$(0.1)	$(7.1)
Expense related to defined benefit plans	(0.6)	(0.3)	(1.1)	(17.8)
Other	0.1	0.5	0.1	1.7
Other expense, net	$(0.6)	$(3.7)	$(1.1)	$(23.2)
Other income or expense for the six months ended June 30, 2026 primarily relates to the expected returns on defined benefit plan assets. For the six months ended June 30, 2025, other income or expense primarily related to pension termination costs and the expected returns on defined benefit plan assets.
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

13.    Income taxes
The following table presents the relationship between income tax expense and income before income taxes:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income before income taxes	$81.2	$81.7	$136.7	$167.4
Income tax expense	(43.1)	(17.0)	(55.3)	(38.2)
Effective income tax rate	53.1%	20.8%	40.5%	22.8%
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
The change in the effective tax rate for the three and six months ended June 30, 2026, compared with the three and six months ended June 30, 2025, is primarily attributable to a change in estimate of uncertain tax positions.
Subsequent to June 30, 2026, we completed an internal reorganization. Because the reorganization occurred after the balance sheet date, the related tax effects have not been reflected in the consolidated financial statements as of and for the period ended June 30, 2026. We currently estimate that the reorganization will result in a deferred tax benefit of approximately $142.0 million, which is expected to be recognized during the subsequent interim reporting period. This estimate is subject to finalization.
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
For derivatives that are designated and qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an immaterial amount will be reclassified as an increase to interest expense.
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
As of June 30, 2026, we had no outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.
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
As of June 30, 2026, we had the following outstanding foreign currency derivatives that were used to hedge a portion of our net investment in foreign operations:

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
Effect of net investment hedges on AOCI and the income statement
The table below presents the effect of our net investment hedges on AOCI and the statement of operations for the three and six months ended June 30, 2026 and June 30, 2025.

Effect of Net Investment Hedges on AOCI and the Income Statement
(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)
	June 30,			June 30,
	2026	2025		2026	2025
Three months ended:
Cross-currency swaps	$1.7	$(70.3)	Interest expense, net	$1.7	$2.1
Total	$1.7	$(70.3)		$1.7	$2.1
Six months ended:
Cross-currency swaps	$22.5	$(100.7)	Interest expense, net	$3.6	$5.3
Total	$22.5	$(100.7)		$3.6	$5.3
The Company did not reclassify any other deferred gains or losses related to cash flow hedges from accumulated other comprehensive income (loss) to earnings for the three and six months ended June 30, 2026 and June 30, 2025 other than those mentioned above.
The table below presents the fair value of our derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2026 and December 31, 2025:

	Derivative liabilities
	June 30, 2026		December 31, 2025
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign exchange products	Other current liabilities	(87.2)	Other current liabilities	(106.1)
Total		$(87.2)		$(106.1)
Non-derivative financial instruments which are designated as hedging instruments:

In November 2025, we designated €144.0 million of our outstanding €400.0 million 3.875% senior Euro unsecured notes as a hedge of our net investment in certain European operations. On March 31, 2026, we de‑designated this hedge and immediately re‑designated €57.0 million of the €400.0 million 3.875% senior Euro unsecured notes.
On May 18, 2026, we de‑designated the existing €57.0 million hedge and, effective May 22, 2026, re-designated our outstanding €400.0 million 3.875% senior Euro unsecured notes and designated our €400.0 million Euro Term Loan A-1 and €93.0 million of the €550.0 million Euro Term Loan B-6 as hedges of our net investment in certain European operations.
On June 30, 2026, we de‑designated the existing €400.0 million of Euro Term Loan A-1 hedge and €93.0 million of the €550.0 million Euro Term Loan B-6 hedge, and re-designated the first €385.0 million of the €400.0 million Euro Term Loan A-1 and the first €14.0 million of the €550.0 million Euro Term Loan B-6 as hedges of our net investment in certain European operations.
For instruments that are designated and qualify as net investment hedges, remeasurement gains or losses on the foreign-currency denominated debt instruments are recorded as a component of AOCI. Net investment hedge effectiveness is assessed based on changes in the spot rate of the foreign currency denominated debt instruments. The critical terms of the foreign currency debt instruments match the portion of the net investments designated as being hedged. For all periods presented, the net investment hedges were equal to the designated portion of our European operations and were considered perfectly effective.
The accumulated gain related to the foreign currency denominated debt instruments designated as net investment hedges, classified within the foreign currency translation adjustment component of AOCI, was $23.9 million and $3.0 million as of June 30, 2026 and December 31, 2025, respectively.
The amount of gain related to the foreign currency denominated debt instruments designated as net investment hedges, classified within the foreign currency translation adjustment component of other comprehensive income or loss for the three and six months ended June 30, 2026 and June 30, 2025 is presented below:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net investment hedges	$(17.8)	$—	$(20.9)	$—
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

The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	June 30, 2026		December 31, 2025
	Gross amount	Fair value	Gross amount	Fair value
Senior secured credit facilities:
Euro term loans B-6	427.1	429.5	645.2	652.0
Euro term loans A-1	450.9	453.2	469.2	445.5
3.875% unsecured notes	800.0	764.0	800.0	765.9
3.875% Euro unsecured notes	456.6	457.6	469.2	470.2
4.625% unsecured notes	1,550.0	1,535.0	1,550.0	1,542.2
Finance lease liabilities	25.6	25.6	26.9	26.9
Other	5.2	5.2	7.4	7.4
Total	$3,715.4	$3,670.1	$3,967.9	$3,910.1
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
Overview
During the three months ended June 30, 2026, we recorded net sales of $1,692.3 million, net income of $38.1 million, Adjusted EBITDA of $254.3 million, operating income of $121.8 million, and Adjusted Operating Income of $225.1 million. Net sales for the three months ended June 30, 2026 increased by 0.5%, which included a 0.4% organic net sales decrease compared to the same period in 2025. See “Reconciliations of non-GAAP measures” for reconciliations of net income to Adjusted EBITDA, net income margin to Adjusted EBITDA margin, operating income to Adjusted Operating Income, and operating income margin to Adjusted Operating Income margin. See “Results of operations” for a reconciliation and explanation of changes of net sales growth (decline) to organic net sales growth (decline).
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
Factors and current trends affecting our business and results of operations
The following updates the discussion of the factors and current trends disclosed in our Annual Report. These updates may affect our performance and financial condition in future periods.
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
Executive summary

(dollars in millions)	Three months ended June 30,		Change
	2026	2025
Net sales	$1,692.3	$1,683.4	$8.9
Gross margin	31.7%	32.9%	(120) bps
Operating income	$121.8	$128.8	$(7.0)
Operating income margin	7.2%	7.7%	(50) bps
Net income	$38.1	$64.7	$(26.6)
Net income margin	2.3%	3.8%	(150) bps
Adjusted EBITDA	$254.3	$279.8	$(25.5)
Adjusted EBITDA margin	15.0%	16.6%	(160) bps
Adjusted Operating Income	$225.1	$252.2	$(27.1)
Adjusted Operating Income margin	13.3%	15.0%	(170) bps
Net sales for the second quarter increased, driven primarily by higher sales volume and commercial excellence within our VWR Distribution & Services segment and a favorable foreign currency impact, partially offset by lower sales volumes within our Bioscience & Medtech Products segment. Gross margin decreased, reflecting unfavorable product mix, inflationary pressures and lower sales volumes. These factors, partially offset by a favorable foreign currency impact, reduced gross profit compared to the prior-year period. Lower gross profit resulted in reduced operating income, Adjusted Operating Income, and Adjusted EBITDA.

Net Sales
Three months ended

(in millions)	Three months ended June 30,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Organic net sales growth (decline)
	2026	2025
Bioscience & Medtech Products	$451.8	$475.9	$(24.1)	$2.7	$(26.8)
VWR Distribution & Services	1,240.5	1,207.5	33.0	13.0	20.0
Total	$1,692.3	$1,683.4	$8.9	$15.7	$(6.8)
Net sales increased $8.9 million, or 0.5%, which included $15.7 million, or 0.9%, of favorable foreign currency impact, while organic net sales decreased by $6.8 million, or 0.4%.
In the Bioscience & Medtech Products segment, net sales decreased by $24.1 million, or 5.1%, including $2.7 million, or 0.5%, of favorable foreign currency impact. Organic net sales decreased by $26.8 million, or 5.6%. The organic sales decrease was primarily driven by lower sales volumes in the Fluid Handling and NuSil businesses, partially offset by higher sales volumes in Process Chemicals.
In the VWR Distribution & Services segment, net sales increased by $33.0 million, or 2.7%, including $13.0 million, or 1.0%, of favorable foreign currency impact. Organic net sales increased by $20.0 million, or 1.7%. The organic sales increase was primarily driven by higher sales volumes of controlled environment consumables and increased specialty procurement sales, partially offset by lower sales of lab consumables.
Six months ended

(in millions)	Six months ended June 30,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Organic net sales growth (decline)
	2026	2025
Bioscience & Medtech Products	$883.2	$902.3	$(19.1)	$16.3	$(35.4)
VWR Distribution & Services	2,390.5	2,362.5	28.0	63.7	(35.7)
Total	$3,273.7	$3,264.8	$8.9	$80.0	$(71.1)
Net sales increased $8.9 million, or 0.3%, which included $80.0 million, or 2.5%, of favorable foreign currency impact. Organic decline in net sales was $71.1 million, or 2.2%.
In the Bioscience & Medtech Products segment, net sales decreased by $19.1 million, or 2.1%, including $16.3 million, or 1.8%, of favorable foreign currency impact. Organic net sales decreased $35.4 million, or 3.9%. The organic sales decrease was primarily driven by lower sales volumes in the Fluid Handling and NuSil businesses, partially offset by higher sales volumes in Process Chemicals.
In the VWR Distribution & Services segment, net sales increased by $28.0 million, or 1.2%, including $63.7 million, or 2.7%, of favorable foreign currency impact. Organic net sales decreased by $35.7 million, or 1.5%. The organic sales decrease was primarily driven by lower sales volumes of lab consumables and equipment and instrumentation, partially offset by higher sales of controlled environment consumables and increased specialty procurement sales.
Gross margin

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025		2026	2025
Gross margin	31.7%	32.9%	(120) bps	31.7%	33.4%	(170) bps
Three and six months ended
Gross margin for the three months ended June 30, 2026 contracted by 120 basis points, reflecting unfavorable product mix, inflationary pressures and lower sales volumes. Gross margin for the six months ended June 30, 2026 contracted by 170 basis points, reflecting those same factors, as well as higher inventory reserves and freight costs, which had a more pronounced impact during the six-month period.
Operating income

(in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025		2026	2025
Gross profit	$537.0	$554.1	$(17.1)	$1,037.7	$1,089.0	$(51.3)
Operating expenses	415.2	425.3	(10.1)	816.4	812.8	3.6
Operating income	$121.8	$128.8	$(7.0)	$221.3	$276.2	$(54.9)
Three and six months ended
Operating income for the three months ended June 30, 2026 decreased primarily due to lower gross profit, as previously discussed, partially offset by lower SG&A expenses driven mainly by the absence of transformation costs incurred in the prior year. This decrease in SG&A expenses was partially offset by unfavorable foreign exchange fluctuations.
Operating income for the six months ended June 30, 2026 decreased primarily due to lower gross profit, as previously discussed, and higher SG&A expenses, driven mainly by inflationary pressures on compensation expense and unfavorable foreign exchange fluctuations, partially offset by the absence of transformation costs incurred in the prior year.

Net income

(in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025		2026	2025
Operating income	$121.8	$128.8	$(7.0)	$221.3	$276.2	$(54.9)
Interest expense, net	(39.4)	(43.4)	4.0	(82.3)	(85.6)	3.3
Loss on extinguishment of debt	(0.6)	—	(0.6)	(1.2)	—	(1.2)
Other expense, net	(0.6)	(3.7)	3.1	(1.1)	(23.2)	22.1
Income tax expense	(43.1)	(17.0)	(26.1)	(55.3)	(38.2)	(17.1)
Net income	$38.1	$64.7	$(26.6)	$81.4	$129.2	$(47.8)
Three and six months ended
Net income for the three months ended June 30, 2026 decreased primarily due to lower operating income, as previously discussed, and higher income tax expense, partially offset by lower interest expense resulting from debt repayments made over the last twelve months.

Net income for the six months ended June 30, 2026 decreased primarily due to lower operating income, as previously discussed, and higher income tax expense, partially offset by the absence of pension termination charges incurred in the prior year and lower interest expense resulting from debt repayments made over the last twelve months.
Adjusted EBITDA and Adjusted EBITDA margin
For reconciliations of Adjusted EBITDA and Adjusted EBITDA margin to net income and net income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025		2026	2025
Adjusted EBITDA	$254.3	$279.8	$(25.5)	$473.7	$549.3	$(75.6)
Adjusted EBITDA margin	15.0%	16.6%	(160) bps	14.5%	16.8%	(230) bps
Three and six months ended
For the three months ended June 30, 2026, Adjusted EBITDA decreased by $25.5 million, or 9.1%, which included a favorable foreign currency translation impact of $2.4 million, or 0.9%. The remaining decline of $27.9 million, or 10.0%, was primarily driven by lower gross profit as previously discussed.
For the six months ended June 30, 2026, Adjusted EBITDA decreased by $75.6 million, or 13.8%, which included a favorable foreign currency translation impact of $11.3 million, or 2.0%. The remaining decline of $86.9 million, or 15.8%, was primarily driven by lower gross profit and higher SG&A costs, as previously discussed.

Adjusted Operating Income and Adjusted Operating Income margin
For reconciliations of Adjusted Operating Income and Adjusted Operating Income margin to operating income and operating income margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP financial measures.”

(dollars in millions)	Three months ended June 30,		Change	Six months ended June 30,		Change
	2026	2025		2026	2025
Adjusted Operating Income:
Bioscience & Medtech Products	$117.6	$131.4	$(13.8)	$220.3	$245.9	$(25.6)
VWR Distribution & Services	126.4	141.6	(15.2)	231.8	289.5	(57.7)
Corporate	(18.9)	(20.8)	1.9	(36.4)	(40.4)	4.0
Total	$225.1	$252.2	$(27.1)	$415.7	$495.0	$(79.3)

Adjusted Operating Income margin	13.3%	15.0%	(170) bps	12.7%	15.2%	(250) bps
Three months ended
Adjusted Operating Income decreased by $27.1 million, or 10.7%, which included a favorable foreign currency translation impact of $2.0 million, or 0.8%. The remaining decline of $29.1 million, or 11.5%, is further discussed below.
In the Bioscience & Medtech Products segment, Adjusted Operating Income declined by $13.8 million, or 10.5%, or 11.0% when adjusted for a favorable foreign currency impact. The decrease was primarily due to lower sales volume.
In the VWR Distribution & Services segment, Adjusted Operating Income declined by $15.2 million, or 10.7%, or 11.7% when adjusted for a favorable foreign currency impact. The decrease was primarily driven by unfavorable product mix and inflationary pressures on SG&A expenses.
In Corporate, Adjusted Operating Income improved by $1.9 million, or 9.1%, due to various immaterial factors.
Six months ended
Adjusted Operating Income decreased $79.3 million, or 16.0%, which included a favorable foreign currency translation impact of $9.8 million, or 2.0%. The remaining decline was $89.1 million, or 18.0%, which is further discussed below.
In the Bioscience & Medtech Products segment, Adjusted Operating Income declined $25.6 million, or 10.4%, or 12.0% when adjusted for favorable foreign currency translation impact. The decrease was primarily due to lower sales volume and higher inventory reserves.
In the VWR Distribution & Services segment, Adjusted Operating Income declined $57.7 million, or 19.9%, or 22.0% when adjusted for favorable foreign currency translation impact. The decrease was primarily driven by lower sales volume, unfavorable product mix, inflationary pressures and higher freight costs.
In Corporate, Adjusted Operating Income improved $4.0 million, or 9.9%, due to immaterial offsetting factors.

Reconciliations of non-GAAP measures
The following table presents the reconciliation of net income and net income margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively:

(dollars in millions, % based on net sales)	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
Net income	$38.1	2.3%	$64.7	3.8%	$81.4	2.5%	$129.2	4.0%
Interest expense, net	39.4	2.4%	43.4	2.6%	82.3	2.5%	85.6	2.6%
Income tax expense	43.1	2.5%	17.0	1.0%	55.3	1.8%	38.2	1.1%
Depreciation and amortization	105.6	6.2%	102.7	6.1%	210.6	6.4%	202.4	6.2%
Loss on extinguishment of debt	0.6	—%	—	—%	1.2	—%	—	—%
Restructuring, severance, and related impairment charges[1]	24.0	1.4%	21.4	1.3%	39.1	1.2%	25.8	0.8%
Transformation expenses[2]	—	—%	20.4	1.2%	—	—%	35.8	1.1%
Reserve for certain legal matters, net[3]	3.0	0.2%	3.6	0.2%	3.4	0.1%	3.6	0.1%
Other[4]	0.5	—%	6.6	0.4%	0.4	—%	10.6	0.3%
Pension termination charges[5]	—	—%	—	—%	—	—%	18.1	0.6%
Adjusted EBITDA	$254.3	15.0%	$279.8	16.6%	$473.7	14.5%	$549.3	16.8%
━━━━━━━━━
1.Reflects charges incurred during the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption consist of employee severance, site-exit and contract termination costs, and non-cash impairment charges on long-lived assets associated with site exits.
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

The following table presents the reconciliation of net income and net income margin to Adjusted Operating Income and Adjusted Operating Income margin, respectively, and includes operating income and operating income margin (the most directly comparable GAAP measures) as intermediate subtotals:

(dollars in millions, % based on net sales)	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
Net income	$38.1	2.3%	$64.7	3.8%	$81.4	2.5%	$129.2	4.0%
Interest expense, net	39.4	2.4%	43.4	2.6%	82.3	2.5%	85.6	2.6%
Income tax expense	43.1	2.5%	17.0	1.0%	55.3	1.8%	38.2	1.1%
Loss on extinguishment of debt	0.6	—%	—	—%	1.2	—%	—	—%
Other expense, net	0.6	—%	3.7	0.3%	1.1	—%	23.2	0.8%
Operating income	121.8	7.2%	128.8	7.7%	221.3	6.8%	276.2	8.5%
Amortization	75.9	4.5%	75.5	4.5%	151.6	4.6%	149.4	4.6%
Restructuring, severance, and related impairment charges[1]	24.0	1.4%	21.4	1.3%	39.1	1.2%	25.8	0.8%
Transformation expenses[2]	—	—%	20.4	1.2%	—	—%	35.8	1.1%
Reserve for certain legal matters, net[3]	3.0	0.2%	3.6	0.2%	3.4	0.1%	3.6	0.1%
Other[4]	0.4	—%	2.5	0.1%	0.3	—%	4.2	0.1%
Adjusted Operating Income	$225.1	13.3%	$252.2	15.0%	$415.7	12.7%	$495.0	15.2%
━━━━━━━━━
1.Reflects charges incurred during the period related to restructuring initiatives to increase profitability and productivity. Costs included in this caption consist of employee severance, site-exit and contract termination costs, and non-cash impairment charges on long-lived assets associated with site exits.
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
Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows and credit facilities. The majority of our long-term financing is from indebtedness. For the three and six months ended June 30, 2026, we generated $178.2 million and $236.9 million of cash from operating activities, respectively, ended the quarter with $306.8 million of cash and cash equivalents and our availability under our credit facilities was $1,379.8 million.
We have required term loan payments of $30.8 million due in the next twelve months.
In October 2025, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock. Repurchases may be funded through available cash, borrowings under existing credit facilities, or other financing arrangements. The program may be modified, suspended, or terminated at any time. As of June 30, 2026, $425.0 million remained available for repurchase under the program.
Liquidity
The following table presents our primary sources of liquidity:

(in millions)	June 30, 2026
Unused availability under our revolving credit facility:
Capacity	$1,400.0
Undrawn letters of credit outstanding	(20.2)
Unused availability	$1,379.8
Cash and cash equivalents	306.8
Total liquidity	$1,686.6
Based on the combination of the unused availability under our revolving credit facility and cash and cash equivalents, we believe that we have sufficient capital resources to meet our liquidity needs.
Our debt agreements include representations and covenants that we believe are usual and customary. The credit facility includes a leverage-based financial maintenance covenant and a consolidated interest coverage ratio financial maintenance covenant, each of which is subject to customary definitions, adjustments and exclusions. As of June 30, 2026, our net leverage and consolidated interest coverage ratio were within the covenant requirements.
At June 30, 2026, $231.7 million, or 75.5%, of our $306.8 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Six months ended June 30,		Change
	2026	2025
Operating activities:
Net income	$81.4	$129.2	$(47.8)
Non-cash items[1]	276.7	253.6	23.1
Working capital changes[2]	(103.6)	(58.0)	(45.6)
All other	(17.6)	(61.1)	43.5
Total	$236.9	$263.7	$(26.8)
Investing activities:
Capital expenditures	(71.1)	(57.6)	(13.5)
Other	1.1	0.1	1.0
Total	$(70.0)	$(57.5)	$(12.5)
Financing activities	(219.6)	(40.5)	(179.1)
━━━━━━━━━
1.Consists of typical non-cash charges including depreciation and amortization, stock-based compensation expense, deferred income tax expense and others.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $26.8 million less cash in 2026, primarily due to a reduction in net income, as previously discussed, and higher net working capital requirements. These impacts were partially offset by favorable changes in other assets and liabilities, primarily driven by lower income tax payments, lower incentive compensation payments, and lower cash outflows related to deferred income. These favorable changes were partially offset by customer prebate payments made during 2026.
Investing activities used $12.5 million more cash in 2026. The change was primarily attributable to an increase in capital expenditures compared to the prior year.
Financing activities used $179.1 million more cash in 2026, primarily due to higher prepayments of term loans compared to the prior year.

Free cash flow

(in millions)	Six months ended June 30,		Change
	2026	2025
Net cash provided by operating activities	$236.9	$263.7	$(26.8)
Capital expenditures	(71.1)	(57.6)	(13.5)
Divestiture-related transaction expenses and taxes paid	2.2	1.4	0.8
Free cash flow	$168.0	$207.5	$(39.5)
Free cash flow was $39.5 million lower in 2026, primarily due to lower cash flow from operating activities, as previously discussed, and an increase in capital expenditures.
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
Testing goodwill for impairment
Our consolidated balance sheet includes significant amounts of goodwill and other intangible assets. At June 30, 2026, the combined carrying value of goodwill and other intangible assets, net of accumulated amortization and impairment charges, was $7,949.6 million, representing approximately 69% of our total assets. As a result, impairment assessments for these assets involve significant management judgment and represent a critical accounting estimate.
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

During the first quarter of 2026, a sustained decline in our share price and market capitalization represented a triggering event under the goodwill impairment guidance. As a result, we performed an interim goodwill impairment assessment for all of our reporting units (see note 7).
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
During the quarter ended June 30, 2026, we evaluated whether any events or changes in circumstances had occurred that would indicate that the carrying value of goodwill may not be recoverable. Based on this assessment, no triggering events or impairment indicators were identified, and accordingly, no interim goodwill impairment assessment was required during the quarter.
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
Item 3.    Quantitative and qualitative disclosures about market risk
Quantitative and qualitative disclosures about market risk appear in Item 7A “Quantitative and qualitative disclosures about market risk” in our Annual Report. There were no material changes during the quarter ended June 30, 2026 to this information as reported in our Annual Report.
Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Our consolidated balance sheet includes goodwill, intangible assets and other long-lived assets that must be periodically evaluated for potential impairment. We assess the realizability of the reported goodwill, intangible assets and other long-lived assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. During the first quarter of 2026, a sustained decline in our share price and market capitalization constituted a triggering event that required an interim goodwill impairment assessment. Although no impairment was recorded, the VWR Distribution reporting unit is considered at risk of impairment because the estimated fair value exceeded the carrying value by a limited margin. The valuation is sensitive to adverse changes in operating performance, forecasted cash flows, discount rates and market conditions. If these factors deteriorate, we could be required to record a material non‑cash goodwill impairment charge in a future reporting period (see note 7 to the unaudited condensed consolidated financial statements included in this quarterly report).
Item 2.    Unregistered sales of equity securities and use of proceeds
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended June 30, 2026.
In October 2025, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, exclusive of fees, commissions and related transaction expenses. Repurchases may be funded through our available cash, borrowings under existing credit facilities or other financing arrangements approved by the Board of Directors. Management is authorized to repurchase our common stock on the open market or in privately negotiated transactions, through one or more Rule 10b5-1 trading plans, Rule 10b-18 repurchase programs, accelerated share repurchase programs, including any collateral arrangements, or a combination thereof. The timing, manner, price and amount of repurchases will be determined by management depending upon economic, market and other conditions. The repurchase program may be modified, suspended, or terminated at any time. Shares repurchased under the program are expected to be held as treasury stock.
As of June 30, 2026, $425.0 million remained available for repurchase under the program.
Item 3.    Defaults upon senior securities
None.

Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
Securities Trading Plans of Directors and Officers
No directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K, during the three months ended June 30, 2026.

Item 6.    Exhibits

Location of exhibits
Exhibit no.	Exhibit description	Form	Exhibit no.	Filing date
10.1^	Amendment No. 15 to Credit Agreement, dated as of July 14, 2026 (the “Credit Agreement Amendment”), which amended that certain Credit Agreement, originally dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the guarantors, Goldman Sachs Bank USA, as administrative agent and collateral agent, the swing line lender, a letter of credit issuer and the Additional Incremental B-7 Euro Term Lender (as defined in the Credit Agreement Amendment) and the other lenders party thereto.	8-K	10.1	07/17/2026
10.2^	Employment Letter Agreement, dated April 10, 2026, between Emmanuel Ligner and VWR Management Services, LLC	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
101	XBRL exhibits	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
━━━━━━━━━
*        Filed herewith
**        Furnished herewith
^    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avantor, Inc.

Date: July 29, 2026	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)