Form 10-Q
period 2026-09-30
Avantor, Inc.
filed 2026-10-28
CIK 1722482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
━━━━━━━━━
FORM 10-Q
━━━━━━━━━
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On October 23, 2026, 677,615,769 shares of common stock, $0.01 par value per share, were outstanding.

Avantor, Inc. and subsidiaries
Form 10-Q for the quarterly period ended September 30, 2026
i

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
v

PART I — FINANCIAL INFORMATION
Item 1.    Financial statements
Avantor, Inc. and subsidiaries

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated balance sheets

(in millions)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$464.3	$365.4
Accounts receivable, net of allowances of $26.2 and $29.6	1,122.9	1,074.6
Inventory	854.8	818.2
Other current assets	150.6	193.0
Total current assets	2,592.6	2,451.2
Property, plant and equipment, net of accumulated depreciation and impairment charges of $813.4 and $744.7	778.9	766.8
Other intangible assets, net (see note 7)	2,932.3	3,193.8
Goodwill, net (see note 7)	4,925.9	4,986.9
Other assets	400.3	396.0
Total assets	$11,630.0	$11,794.7
Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$35.0	$30.8
Accounts payable	735.4	741.7
Employee-related liabilities	174.0	162.7
Accrued interest	31.5	47.3
Other current liabilities	393.1	396.4
Total current liabilities	1,369.0	1,378.9
Debt, net of current portion	3,648.8	3,915.5
Deferred income tax liabilities	401.9	557.1
Other liabilities	374.4	378.2
Total liabilities	5,794.1	6,229.7
Commitments and contingencies (see note 8)
Stockholders’ equity:
Common stock including paid-in capital, $0.01 par value, 750.0 shares authorized; 684.3 and 682.0 shares issued	4,030.5	3,984.8
Treasury stock at cost, 6.6 shares	(75.7)	(75.7)
Accumulated earnings	1,957.6	1,672.8
Accumulated other comprehensive loss	(76.5)	(16.9)
Total stockholders’ equity	5,835.9	5,565.0
Total liabilities and stockholders’ equity	$11,630.0	$11,794.7
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of operations

(in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales	$1,698.3	$1,623.8	$4,972.0	$4,888.6
Cost of sales	1,163.5	1,097.3	3,399.5	3,273.1
Gross profit	534.8	526.5	1,572.5	1,615.5
Selling, general and administrative expenses	395.3	390.3	1,211.7	1,203.1
Impairment charges	—	785.0	—	785.0
Operating income (loss)	139.5	(648.8)	360.8	(372.6)
Interest expense, net	(39.9)	(44.2)	(122.2)	(129.8)
Loss on extinguishment of debt	(0.8)	(0.2)	(2.0)	(0.2)
Other (expense) income, net	(0.8)	3.7	(1.9)	(19.5)
Income (loss) before income taxes	98.0	(689.5)	234.7	(522.1)
Income tax benefit (expense)	105.4	(22.3)	50.1	(60.5)
Net income (loss)	$203.4	$(711.8)	$284.8	$(582.6)

Earnings (loss) per share:
Basic	$0.30	$(1.04)	$0.42	$(0.86)
Diluted	$0.30	$(1.04)	$0.42	$(0.86)
Weighted average shares outstanding:
Basic	677.1	681.7	676.3	681.4
Diluted	680.9	681.7	677.7	681.4
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of comprehensive income or loss

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$203.4	$(711.8)	$284.8	$(582.6)
Other comprehensive (loss) income:
Foreign currency translation:
Unrealized (loss) gain	(8.3)	(11.5)	(45.3)	116.4
Reclassification of gain into earnings	—	—	(0.2)	—
Derivative instruments:
Unrealized gain	1.7	1.9	5.4	7.4
Reclassification of gain into earnings	(1.7)	(2.0)	(5.4)	(7.6)
Activity related to defined benefit plans:
Unrealized (loss) gain	(0.8)	(0.4)	(2.7)	2.8
Reclassification of loss into earnings	—	—	—	17.3
Other comprehensive (loss) income before income taxes	(9.1)	(12.0)	(48.2)	136.3
Income tax effect	(12.2)	(1.2)	(11.4)	24.1
Other comprehensive (loss) income	(21.3)	(13.2)	(59.6)	160.4
Comprehensive income (loss)	$182.1	$(725.0)	$225.2	$(422.2)
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	Common stock including paid-in capital		Accumulated earnings	Treasury stock		AOCI	Total
	Shares	Amount		Shares	Amount
Balance on June 30, 2026	683.1	$4,006.9	$1,754.2	6.6	$(75.7)	$(55.2)	$5,630.2
Comprehensive income (loss)	—	—	203.4	—	—	(21.3)	182.1
Stock-based compensation expense	—	11.9	—	—	—	—	11.9
Stock option exercises and other common stock transactions	1.2	11.7	—	—	—	—	11.7
Balance on September 30, 2026	684.3	$4,030.5	$1,957.6	6.6	$(75.7)	$(76.5)	$5,835.9

Balance on June 30, 2025	681.6	$3,964.1	$2,332.2	—	$—	$(10.4)	$6,285.9
Comprehensive loss	—	—	(711.8)	—	—	(13.2)	(725.0)
Stock-based compensation expense	—	7.4	—	—	—	—	7.4
Stock option exercises and other common stock transactions	0.3	1.9	—	—	—	—	1.9
Balance on September 30, 2025	681.9	$3,973.4	$1,620.4	—	$—	$(23.6)	$5,570.2
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of stockholders’ equity

(in millions)	Stockholders’ equity
	Common stock including paid-in capital		Accumulated earnings	Treasury stock		AOCI	Total
	Shares	Amount		Shares	Amount
Balance on December 31, 2025	682.0	$3,984.8	$1,672.8	6.6	$(75.7)	$(16.9)	$5,565.0
Comprehensive income (loss)	—	—	284.8	—	—	(59.6)	225.2
Stock-based compensation expense	—	36.1	—	—	—	—	36.1
Stock option exercises and other common stock transactions	2.3	9.6	—	—	—	—	9.6
Balance on September 30, 2026	684.3	$4,030.5	$1,957.6	6.6	$(75.7)	$(76.5)	$5,835.9

Balance on December 31, 2024	680.8	$3,937.7	$2,203.0	—	$—	$(184.0)	$5,956.7
Comprehensive (loss) income	—	—	(582.6)	—	—	160.4	(422.2)
Stock-based compensation expense	—	36.2	—	—	—	—	36.2
Stock option exercises and other common stock transactions	1.1	(0.5)	—	—	—	—	(0.5)
Balance on September 30, 2025	681.9	$3,973.4	$1,620.4	—	$—	$(23.6)	$5,570.2
See accompanying notes to the unaudited condensed consolidated financial statements.

Avantor, Inc. and subsidiaries
Unaudited condensed consolidated statements of cash flows

(in millions)	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$284.8	$(582.6)
Reconciling adjustments:
Depreciation and amortization	315.9	306.9
Impairment charges	—	785.0
Stock-based compensation expense	36.5	35.1
Non-cash restructuring charges	5.0	—
Provision for accounts receivable and inventory	46.2	43.4
Deferred income tax benefit	(141.1)	(41.9)
Amortization of deferred financing costs	5.3	6.6
Loss on extinguishment of debt	2.0	0.2
Foreign currency remeasurement (gain) loss	(0.5)	0.7
Pension termination charges	—	18.1
Changes in assets and liabilities:
Accounts receivable	(68.3)	10.5
Inventory	(90.8)	(66.7)
Accounts payable	7.5	(4.4)
Accrued interest	(15.8)	(13.4)
Other assets and liabilities	42.9	(27.4)
Other	2.4	1.0
Net cash provided by operating activities	432.0	471.1
Cash flows from investing activities:
Capital expenditures	(110.0)	(93.3)
Other	1.5	2.5
Net cash used in investing activities	(108.5)	(90.8)
Cash flows from financing activities:
Debt borrowings	54.0	67.7
Debt repayments	(280.6)	(477.3)
Proceeds received from exercise of stock options	14.6	4.9
Shares repurchased to satisfy employee tax obligations for vested stock-based awards	(5.0)	(5.4)
Other	(0.8)	—
Net cash used in financing activities	(217.8)	(410.1)
Effect of currency rate changes on cash and cash equivalents	(6.8)	19.8
Net change in cash, cash equivalents and restricted cash	98.9	(10.0)
Cash, cash equivalents and restricted cash, beginning of period	368.3	264.7
Cash, cash equivalents and restricted cash, end of period	$467.2	$254.7
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
Environmental Credits and Environmental Credit Obligations
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations. The new standard provides recognition, measurement, presentation, and disclosure guidance for environmental credits and environmental credit obligations. The accounting for environmental credits depends on how the credits are obtained and their intended use, while the measurement of environmental credit obligations depends in part on whether the entity holds and expects to use environmental credits to settle the obligation.
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
3.    Earnings per share
The following table presents the reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2026:

(in millions, except per share data)	Three months ended September 30, 2026			Nine months ended September 30, 2026
	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share	Earnings (numerator)	Weighted average shares outstanding (denominator)	Earnings per share
Basic	$203.4	677.1	$0.30	$284.8	676.3	$0.42
Dilutive effect of stock-based awards	—	3.8		—	1.4
Diluted	$203.4	680.9	$0.30	$284.8	677.7	$0.42
The following table presents the reconciliation of basic and diluted loss per share for the three and nine months ended September 30, 2025:

(in millions, except per share data)	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Loss (numerator)	Weighted average shares outstanding (denominator)	Loss per share	Loss (numerator)	Weighted average shares outstanding (denominator)	Loss per share
Basic	$(711.8)	681.7	$(1.04)	$(582.6)	681.4	$(0.86)
Dilutive effect of stock-based awards	—	—		—	—
Diluted	$(711.8)	681.7	$(1.04)	$(582.6)	681.4	$(0.86)
Certain stock options and RSUs are not included in the diluted earnings (loss) per share calculation when the effect would have been anti-dilutive. The number of anti-dilutive shares excluded was 10.4 million and 18.9 million for the three and nine months ended September 30, 2026, respectively, and 15.5 million and 14.5 million for the three and nine months ended September 30, 2025, respectively.

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
The following table presents information by reportable segment:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales:
Bioscience & Medtech Products	$464.5	$448.8	$1,347.7	$1,351.1
VWR Distribution & Services	1,233.8	1,175.0	3,624.3	3,537.5
Total	$1,698.3	$1,623.8	$4,972.0	$4,888.6
Adjusted Operating Income:
Bioscience & Medtech Products	$123.4	$119.3	$343.7	$365.2
VWR Distribution & Services	119.4	132.0	351.2	421.5
Corporate	(15.2)	(14.0)	(51.6)	(54.4)
Total	$227.6	$237.3	$643.3	$732.3

(in millions)
Three months ended September 30, 2026	Bioscience & Medtech Products	VWR Distribution & Services	Corporate	Total
Net sales	$464.5	$1,233.8	$—	$1,698.3
Adjusted cost of sales[1]	242.1	921.4	—	1,163.5
Adjusted operating expenses[2]	99.0	193.0	15.2	307.2
Adjusted Operating Income	$123.4	$119.4	$(15.2)	$227.6

Nine months ended September 30, 2026	Bioscience & Medtech Products	VWR Distribution & Services	Corporate	Total
Net sales	$1,347.7	$3,624.3	$—	$4,972.0
Adjusted cost of sales[1]	700.7	2,698.0	—	3,398.7
Adjusted operating expenses[2]	303.3	575.1	51.6	930.0
Adjusted Operating Income	$343.7	$351.2	$(51.6)	$643.3

(in millions)
Three months ended September 30, 2025	Bioscience & Medtech Products	VWR Distribution & Services	Corporate	Total
Net sales	$448.8	$1,175.0	$—	$1,623.8
Adjusted cost of sales[1]	232.0	865.2	—	1,097.2
Adjusted operating expenses[2]	97.5	177.8	14.0	289.3
Adjusted Operating Income	$119.3	$132.0	$(14.0)	$237.3

Nine months ended September 30, 2025	Bioscience & Medtech Products	VWR Distribution & Services	Corporate	Total
Net sales	$1,351.1	$3,537.5	$—	$4,888.6
Adjusted cost of sales[1]	690.2	2,582.5	—	3,272.7
Adjusted operating expenses[2]	295.7	533.5	54.4	883.6
Adjusted Operating Income	$365.2	$421.5	$(54.4)	$732.3
━━━━━━━━━
1.Adjusted cost of sales excludes $0.1 million of items that management evaluates separately from segment operating performance for the three months ended September 30, 2025, and $0.8 million and $0.4 million of such items for the nine months ended September 30, 2026 and September 30, 2025, respectively, primarily related to restructuring, severance and related impairment charges. A reconciliation of the measure of segment profit or loss to consolidated income before income taxes is presented below.
2.Adjusted operating expenses exclude $88.1 million and $886.0 million of items that management evaluates separately from segment operating performance for the three months ended September 30, 2026 and September 30, 2025, respectively, and $281.7 million and $1,104.5 million of such items for the nine months ended September 30, 2026 and September 30, 2025, respectively, primarily related to amortization, a goodwill impairment charge in 2025, transformation expenses and restructuring, severance, and related impairment charges. A reconciliation of the measure of segment profit or loss to consolidated income before income taxes is presented below.

The following table presents depreciation and amortization by reportable segment:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Bioscience & Medtech Products	$49.0	$46.3	$147.4	$135.5
VWR Distribution & Services	56.3	58.2	168.5	171.4
Total	$105.3	$104.5	$315.9	$306.9
Information about our segments’ assets and capital expenditures is not disclosed because this information is not provided to our CODM.
The amounts above exclude inter-segment activity because it is not material. All of the net sales presented for each segment are from external customers.
The following table presents the reconciliation of Adjusted Operating Income, our measure of segment profit or loss, to Income (loss) before income taxes:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Adjusted Operating Income	$227.6	$237.3	$643.3	$732.3
Amortization	(75.5)	(76.1)	(227.1)	(225.5)
Restructuring, severance, and related impairment charges[1]	(8.1)	(2.2)	(47.2)	(28.0)
Transformation expenses[2]	—	(13.7)	—	(49.5)
Reserve for certain legal matters, net[3]	(1.3)	(1.6)	(4.7)	(5.2)
Other[4]	(3.2)	(7.5)	(3.5)	(11.7)
Impairment charges[5]	—	(785.0)	—	(785.0)
Interest expense, net	(39.9)	(44.2)	(122.2)	(129.8)
Loss on extinguishment of debt	(0.8)	(0.2)	(2.0)	(0.2)
Other (expense) income, net[6]	(0.8)	3.7	(1.9)	(19.5)
Income (loss) before income taxes	$98.0	$(689.5)	$234.7	$(522.1)
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
4.Represents other stock-based compensation expense (benefit) and certain other items that management evaluates separately from core operating performance. The 2025 periods also include a purchase price adjustment related to the 2024 sale of our Clinical Services business and $6.1 million of severance and transition costs associated with the replacement of our Chief Executive Officer.
5.Represents the $785.0 million non-cash goodwill impairment charge recognized in the third quarter of 2025 related to the former Distribution reporting unit. Refer to note 7.

6.Primarily relates to pension termination charges in 2025, returns on defined benefit plan assets, and net foreign currency gains and losses from financing activities. Refer to note 12.
The following table presents net sales by product category:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Proprietary	$907.9	$855.6	$2,621.6	$2,579.1
Third-party	790.4	768.2	2,350.4	2,309.5
Total	$1,698.3	$1,623.8	$4,972.0	$4,888.6
5.    Supplemental disclosures of cash flow information
The following table presents supplemental disclosures of cash balances:

(in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$464.3	$365.4
Restricted cash classified as other assets	2.9	2.9
Total	$467.2	$368.3

(in millions)	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Cash paid for income taxes, net	$60.9	$115.7
Cash paid for interest, net, excluding financing leases	134.1	134.0
Cash paid for interest on finance leases	1.0	1.2
Cash paid under operating leases	35.1	31.2
Cash flows from financing activities:
Cash paid under finance leases	$4.9	$4.7
Noncash financing activities:
Noncash rollover of a portion of Euro term loan B-6 into Euro term loan B-7	$373.1	$—
6.    Inventory
The following table presents the components of inventory:

(in millions)	September 30, 2026	December 31, 2025
Merchandise inventory	$512.9	$499.4
Finished goods	114.1	102.3
Raw materials	158.2	151.8
Work in process	69.6	64.7
Total	$854.8	$818.2

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
The following table presents goodwill by our reportable segments as of January 1, 2026 (the effective date of the change):

(in millions)	Bioscience & Medtech Products	VWR Distribution & Services	Total
Goodwill, gross	$2,123.8	$3,686.9	$5,810.7
Accumulated impairment losses	(19.2)	(804.6)	(823.8)
Goodwill, net	$2,104.6	$2,882.3	$4,986.9
Total goodwill did not change as a result of the January 1, 2026 reorganization. The only change in the carrying amount of goodwill during the nine months ended September 30, 2026 relates to the effects of foreign currency translation.
During the third quarter of 2025, we recognized a non-deductible, non-cash goodwill impairment charge of $785.0 million related to the former Distribution reporting unit. Effective January 1, 2026, the operations that previously comprised the Distribution reporting unit are included within the VWR Distribution reporting unit. No goodwill impairment charges were recognized during the nine months ended September 30, 2026.
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
During the quarter ended September 30, 2026, we evaluated whether any events or changes in circumstances had occurred that would indicate that the carrying value of goodwill may not be recoverable. Based on this assessment, no triggering events or impairment indicators were identified, and accordingly, no interim goodwill impairment assessment was required during the quarter.
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
Other intangible assets
The following table presents the components of other intangible assets:

(in millions)	September 30, 2026			December 31, 2025
	Gross value	Accumulated amortization and impairment[1]	Carrying value	Gross value	Accumulated amortization and impairment[1]	Carrying value
Customer relationships	$4,852.0	$2,329.6	$2,522.4	$4,915.0	$2,172.7	$2,742.3
Trade names	362.5	283.5	79.0	366.8	272.9	93.9
Other	636.9	398.3	238.6	641.6	376.3	265.3
Total finite-lived	$5,851.4	$3,011.4	2,840.0	$5,923.4	$2,821.9	3,101.5
Indefinite-lived			92.3			92.3
Total			$2,932.3			$3,193.8
━━━━━━━━━
1.As of September 30, 2026 and December 31, 2025, accumulated impairment losses on Customer relationships were $65.9 million and on Other were $40.5 million, totaling $106.4 million.
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
The New Jersey Department of Environmental Protection has ordered us to remediate groundwater conditions near our plant in Phillipsburg, New Jersey. At September 30, 2026, our accrued obligation under this order is $2.1 million, which is calculated based on expected cash payments discounted at rates ranging from 4.5% to 5.7% between 2026 and 2045. The undiscounted amount of that obligation is $3.3 million. We are indemnified against any losses incurred in this matter as stipulated through the agreement and guaranty referenced in our Annual Report.
In 2016, we assessed the environmental condition of our chemical manufacturing site in Gliwice, Poland. Our assessment revealed specific types of soil and groundwater contamination throughout the site. We are also monitoring the condition of a closed landfill on that site. These matters are not covered by our indemnification arrangement because they relate to an operation we subsequently acquired. At September 30, 2026, our balance sheet includes a liability of $0.9 million for remediation and monitoring costs. That liability is estimated primarily on discounted expected remediation payments and is not materially different from its undiscounted amount.
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
Litigation
The Company and certain current and former officers and directors were named as defendants in two putative securities class action lawsuits filed in the U.S. District Court for the Eastern District of Pennsylvania on October 30, 2025, and November 25, 2025, respectively. The cases were subsequently consolidated and transferred to the U.S. District Court for the District of Delaware, styled as In re Avantor, Inc. Securities Litigation. Lead plaintiffs filed an amended consolidated complaint on April 24, 2026. The amended complaint alleges violations of Sections 10(b), 20(a), and 20A of the Securities Exchange Act and Rule 10b-5 related to alleged misleading or false statements concerning Avantor’s competitive position, goodwill, and various aspects of the Company’s business, organization, operations, and management. The amended complaint seeks unspecified damages, attorneys’ fees, and other relief. On July 9, 2026, defendants filed a motion to dismiss. Plaintiffs filed their opposition to our motion on September 23, 2026. Defendants’ reply is due on November 12, 2026. The Company disputes the claims and intends to vigorously defend against them.
Two related shareholder derivative cases, Murray v. Stubblefield et al. and Huston v. Stubblefield, et al., were also filed by Avantor shareholders, putatively on behalf of the Company against certain current and former officers and directors. The derivative cases have also since been consolidated before the U.S. District Court for the District of Delaware, styled as In re Avantor, Inc. Shareholder Derivative

Litigation, and purport to assert claims based on similar allegations against the individual defendants for alleged violations of Section 14(a) of the Securities Exchange Act and Rule 14a-9, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste. The complaints seek damages from the individual defendants, attorneys’ fees, and other relief. This litigation has been stayed pending the outcome of the motion to dismiss in In re Avantor, Inc. Securities Litigation.
At this time, the outcome of these matters cannot be predicted. Management does not believe a loss is probable and, therefore, cannot reasonably estimate the possible loss or range of loss, if any, at this time.
As of September 30, 2026, there are no outstanding litigation or unasserted matters that we believe will result in material losses.

9.    Debt
The following table presents information about our debt:

(dollars in millions)	September 30, 2026			December 31, 2025
	Interest terms	Rate	Amount
Senior secured credit facilities:
Euro term loans B-6	EURIBOR plus 2.50%	—%	$—	$645.2
Euro term loans B-7	EURIBOR plus 2.00%	4.283%	423.7	—
Euro term loans A-1	EURIBOR plus 1.50%	3.783%	442.7	469.2
3.875% unsecured notes	fixed rate	3.875%	800.0	800.0
3.875% Euro unsecured notes	fixed rate	3.875%	454.0	469.2
4.625% unsecured notes	fixed rate	4.625%	1,550.0	1,550.0
Finance lease liabilities			24.6	26.9
Other			4.7	7.4
Total debt, gross			3,699.7	3,967.9
Less: unamortized deferred financing costs			(15.9)	(21.6)
Total debt			$3,683.8	$3,946.3
Classification on balance sheets:
Current portion of debt			$35.0	$30.8
Debt, net of current portion			3,648.8	3,915.5
Interest expense, net includes gross interest income of $10.2 million and $11.9 million for the three months ended September 30, 2026 and 2025, respectively, and $31.0 million and $30.8 million for the nine months ended September 30, 2026 and 2025, respectively. This interest income primarily relates to our cross-currency swaps discussed in note 14 and does not reflect the related interest expense on those swaps. After deducting the related interest expense, net interest income from the swaps was $1.7 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively, and $5.4 million and $7.6 million for the nine months ended September 30, 2026 and 2025, respectively.
Credit facilities
The following table presents availability under our revolving credit facility:

(in millions)	September 30, 2026
Capacity	$1,400.0
Undrawn letters of credit outstanding	(20.1)
Unused availability	$1,379.9
In October 2025, we amended the revolving credit facility to increase its funding limit to $1,400.0 million and extended the term to October 9, 2030. We capitalized $3.8 million of fees in connection with this transaction.

Senior secured credit facilities
On September 30, 2026, the senior secured credit facilities consisted of a $1,400.0 million revolving credit facility that matures on October 9, 2030, a $423.7 million term loan facility that matures on October 9, 2032, and a $442.7 million term loan facility that matures on October 9, 2030. The term loans bear interest at variable rates based on EURIBOR plus 200 basis points and EURIBOR plus 150 basis points, respectively. The revolving credit facility allows us to issue letters of credit and short-term notes. Borrowings under the facilities are guaranteed by substantially all of our domestic subsidiaries and are secured by substantially all of their assets. The margin on the revolving credit facility is subject to reduction upon the achievement of certain net leverage ratios. Various other immaterial fees are payable under the facilities.
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
During the quarter ended September 30, 2026, we did not make any prepayments on our term loans. During the nine months ended September 30, 2026, we made prepayments of $204.9 million on our Euro term loans B-6. As a result of this prepayment, we expensed $1.2 million of previously unamortized deferred financing costs as a loss on extinguishment of debt.
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
Debt covenants
Our debt agreements include representations and covenants that we believe are usual and customary. The credit facility includes a leverage-based financial maintenance covenant and a consolidated interest coverage ratio financial maintenance covenant, each of which is subject to customary definitions, adjustments and exclusions. As of September 30, 2026, our net leverage and consolidated interest coverage ratio were within the covenant requirements.
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

10.    Accumulated other comprehensive income (loss)
The following table presents changes in the components of AOCI:

(in millions)	Foreign currency translation	Derivative instruments	Defined benefit plans	Total
Balance at June 30, 2026	$(67.8)	$—	$12.6	$(55.2)
Unrealized (loss) gain	(8.3)	1.7	(0.8)	(7.4)
Reclassification of gain into earnings	—	(1.7)	—	(1.7)
Change due to income taxes	(12.4)	—	0.2	(12.2)
Balance at September 30, 2026	$(88.5)	$—	$12.0	$(76.5)

Balance at June 30, 2025	$(23.8)	$0.1	$13.3	$(10.4)
Unrealized (loss) gain	(11.5)	1.9	(0.4)	(10.0)
Reclassification of gain into earnings	—	(2.0)	—	(2.0)
Change due to income taxes	(1.2)	—	—	(1.2)
Balance at September 30, 2025	$(36.5)	$—	$12.9	$(23.6)

Balance at December 31, 2025	$(31.0)	$—	$14.1	$(16.9)
Unrealized (loss) gain	(45.3)	5.4	(2.7)	(42.6)
Reclassification of gain into earnings	(0.2)	(5.4)	—	(5.6)
Change due to income taxes	(12.0)	—	0.6	(11.4)
Balance at September 30, 2026	$(88.5)	$—	$12.0	$(76.5)

Balance at December 31, 2024	$(177.4)	$0.2	$(6.8)	$(184.0)
Unrealized gain	116.4	7.4	2.8	126.6
Reclassification of (gain) loss into earnings	—	(7.6)	17.3	9.7
Change due to income taxes	24.5	—	(0.4)	24.1
Balance at September 30, 2025	$(36.5)	$—	$12.9	$(23.6)
The reclassification effects shown above were immaterial to the financial statements and were recorded in cost of sales, SG&A expense, other (expense) income, net, or interest expense, net, depending upon the nature of the underlying transaction. The income tax effects related to foreign currency translation were primarily attributable to our net investment hedges for the three and nine months ended September 30, 2026 and 2025, including our cross‑currency swap arrangements and foreign-currency-denominated debt instruments designated as net investment hedges, as discussed in note 14.

11.    Stock-based compensation
The following table presents the components of stock-based compensation expense:

(in millions)	Classification	Three months ended September 30,		Nine months ended September 30,
		2026	2025	2026	2025
Stock options	Equity	$2.0	$3.0	$5.4	$7.8
RSUs	Equity	9.6	4.1	29.9	27.5
Other	Both	0.9	0.2	1.2	(0.2)
Total		$12.5	$7.3	$36.5	$35.1
Award classification:
Equity		$11.9	$7.4	$36.1	$36.2
Liability		0.6	(0.1)	0.4	(1.1)
At September 30, 2026, unvested awards have remaining expense of $75.0 million to be recognized over a weighted average period of 1.4 years.
Stock options
The following table presents information about outstanding stock options:

(options and intrinsic value in millions)	Number of options	Weighted average exercise price per option	Aggregate intrinsic value	Weighted average remaining term
Balance at December 31, 2025	11.7	$21.18
Granted	6.9	10.81
Exercised	(0.8)	13.19
Forfeited	(7.9)	20.41
Balance at September 30, 2026	9.9	$15.03	$23.9	7.3 years
Expected to vest	6.2	11.56	22.9	9.3 years
Vested	3.7	20.81	1.0	4.0 years
During the nine months ended September 30, 2026, we granted stock options with a ten-year contractual life that vest annually over three years, as specified in the underlying grant agreements, subject to the recipient’s continuous service throughout the vesting period.

RSUs
The following table presents information about unvested RSUs:

(awards in millions)	Number of awards	Weighted average grant date fair value per award
Balance at December 31, 2025	6.7	$17.88
Granted	5.9	9.27
Vested	(2.0)	18.05
Forfeited	(1.6)	14.27
Balance at September 30, 2026	9.0	$11.94
During the nine months ended September 30, 2026, we granted RSUs that vest annually over one to three years, as specified in the terms of the underlying grant agreements, subject to the recipient’s continuous service throughout the vesting period.
Certain of those awards contain performance and market conditions that impact the number of shares that will ultimately vest. We recorded expense related to RSUs containing performance or market conditions of $0.6 million and $(5.4) million for the three months ended September 30, 2026 and September 30, 2025, respectively, and $0.4 million and $1.6 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The expense reversal for the three months ended September 30, 2025 was primarily driven by the significant forfeiture of awards following the departure of certain executives.
12.    Other income or expense, net
The following table presents the components of other income or expense, net:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net foreign currency (loss) gain from financing activities	$(0.3)	$1.5	$(0.4)	$(5.6)
(Expense) income related to defined benefit plans	(0.5)	1.5	(1.6)	(16.3)
Other	—	0.7	0.1	2.4
Other (expense) income, net	$(0.8)	$3.7	$(1.9)	$(19.5)
Other income or expense for the nine months ended September 30, 2026 primarily relates to net periodic benefit cost associated with our defined benefit plans, including expected returns on plan assets, and net foreign currency losses from financing activities. For the nine months ended September 30, 2025, other income or expense primarily related to pension termination costs and the expected returns on defined benefit plan assets.
As described in our Annual Report, we approved the termination of one of our two U.S. pension plans during 2024. The pension liability was fully settled in the first quarter of 2025, primarily through the purchase of annuity contracts totaling $97.7 million. As a result of the settlement, we recorded $16.3 million of pension termination costs for the nine months ended September 30, 2025 , which were primarily recognized in other income or expense.

13.    Income taxes
The following table presents the relationship between income tax benefit (expense) and income (loss) before income taxes:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income (loss) before income taxes	$98.0	$(689.5)	$234.7	$(522.1)
Income tax benefit (expense)	105.4	(22.3)	50.1	(60.5)
Effective income tax rate	(107.6)%	(3.2)%	(21.3)%	(11.6)%
The interim income tax provision or benefit is based upon the estimated income for the full year. The composition of income in different countries and any adjustments recorded in the applicable quarterly periods influence our interim income tax provision or benefit.
The relationship between pre-tax income and income tax expense is affected by the impact of losses for which we cannot claim a tax benefit, non-deductible expenses and other items that increase tax expense without a relationship to income, such as withholding taxes and changes with respect to uncertain tax positions.
The change in the effective tax rate for the three and nine months ended September 30, 2026, compared with the three and nine months ended September 30, 2025, was primarily attributable to a discrete tax benefit of approximately $129.1 million recognized in connection with an internal reorganization completed during the third quarter of 2026.
14.    Derivative and hedging activities
Hedging instruments:
We engage in hedging activities to reduce our exposure to foreign currency exchange rates and interest rates. Our hedging activities are designed to manage specific risks according to our strategies, as summarized below, which may change from time to time. Our hedging activities consist of the following:
•Economic hedges — We are exposed to changes in foreign currency exchange rates on certain of our euro-denominated term loans and notes that move inversely from our portfolio of euro-denominated intercompany loans. The currency effects for these nonderivative instruments are recorded through earnings in the period of change and substantially offset one another;
•Other hedging activities — Certain of our subsidiaries hedge short-term foreign-currency-denominated business transactions, external debt and intercompany financing transactions using foreign currency forward contracts. These activities were not material to our consolidated financial statements.
Cash flow hedges of interest rate risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
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
As of September 30, 2026, we had no outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.
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
As of September 30, 2026, we had the following outstanding foreign currency derivatives that were used to hedge a portion of our net investment in foreign operations:

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
Effect of net investment hedges on AOCI and the income statement
The table below presents the effect of our net investment hedges on AOCI and the statement of operations for the three and nine months ended September 30, 2026 and September 30, 2025.

Effect of Net Investment Hedges on AOCI and the Income Statement
(in millions)
Hedging relationships	Amount of gain or (loss) recognized in OCI on Derivative		Location of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivative (amount excluded from effectiveness testing)
	September 30,			September 30,
	2026	2025		2026	2025
Three months ended:
Cross-currency swaps	$7.3	$6.8	Interest expense, net	$1.7	$1.9
Total	$7.3	$6.8		$1.7	$1.9
Nine months ended:
Cross-currency swaps	$29.8	$(93.9)	Interest expense, net	$5.2	$7.2
Total	$29.8	$(93.9)		$5.2	$7.2
The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet as of September 30, 2026 and December 31, 2025:

	Derivative liabilities
	September 30, 2026		December 31, 2025
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign exchange products	Other current liabilities	(81.5)	Other current liabilities	(106.1)
Total		$(81.5)		$(106.1)
Nonderivative financial instruments designated as hedging instruments:
We use certain euro-denominated debt instruments as nonderivative hedges of our net investment in certain European operations. During the nine months ended September 30, 2026, we periodically adjusted the debt instruments and principal amounts designated in these hedging relationships in connection with changes in our debt portfolio and foreign currency exposures. As of September 30, 2026, €400.0 million of our outstanding 3.875% senior Euro unsecured notes, €385.0 million of our Euro Term Loan A-1 and €8.1 million of our Euro Term Loan B-7 were designated as nonderivative net investment hedges.

For instruments that are designated and qualify as net investment hedges, foreign currency transaction gains or losses on the foreign-currency-denominated debt instruments are recorded as a component of AOCI. Net investment hedge effectiveness is assessed based on changes in the spot rate of the foreign-currency-denominated debt instruments. The critical terms of the designated debt instruments match the corresponding portions of the net investments being hedged. For all periods presented, the net investment hedges were considered fully effective.
The accumulated gain related to the foreign-currency-denominated debt instruments designated as net investment hedges, classified within the foreign currency translation adjustment component of AOCI, was $28.9 million and $3.0 million as of September 30, 2026 and December 31, 2025, respectively.
The gains related to the foreign-currency-denominated debt instruments designated as net investment hedges, classified within the foreign currency translation adjustment component of other comprehensive income or loss for the three and nine months ended September 30, 2026 and 2025, are presented below:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net investment hedges	$(5.0)	$—	$(25.9)	$—
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

The following table presents the gross amounts, which exclude unamortized deferred financing costs, and the fair values of debt instruments:

(in millions)	September 30, 2026		December 31, 2025
	Gross amount	Fair value	Gross amount	Fair value
Senior secured credit facilities:
Euro term loans B-6	$—	$—	$645.2	$652.0
Euro term loans B-7	423.7	426.6	—	—
Euro term loans A-1	442.7	442.7	469.2	445.5
3.875% unsecured notes	800.0	749.0	800.0	765.9
3.875% Euro unsecured notes	454.0	453.2	469.2	470.2
4.625% unsecured notes	1,550.0	1,512.0	1,550.0	1,542.2
Finance lease liabilities	24.6	24.6	26.9	26.9
Other	4.7	4.7	7.4	7.4
Total	$3,699.7	$3,612.8	$3,967.9	$3,910.1
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
Overview
During the three months ended September 30, 2026, we recorded net sales of $1,698.3 million, net income of $203.4 million, Adjusted EBITDA of $256.9 million, operating income of $139.5 million, and Adjusted Operating Income of $227.6 million. Net sales for the three months ended September 30, 2026 increased by 4.6%, which included a 5.2% organic net sales increase compared to the same period in 2025. See “Reconciliations of non-GAAP measures” for reconciliations of net income (loss) to Adjusted EBITDA, net income (loss) margin to Adjusted EBITDA margin, operating income to Adjusted Operating Income, and operating income margin to Adjusted Operating Income margin. See “Results of operations” for a reconciliation and explanation of changes of net sales growth (decline) to organic net sales growth (decline).

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
Fluctuations in foreign currency rates impact our results
Our consolidated results of operations include results reported in many different functional currencies that are translated into our U.S. dollar reporting currency. Movements in the U.S. dollar against those functional currencies, particularly the Euro, have caused significant variability in our results and may continue to do so in the future.
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
•Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP measures discussed in the section entitled “Results of operations.” Adjusted EBITDA is our net income or loss adjusted for the following items: (i) interest expense, (ii) income tax expense, (iii) amortization of acquired intangible assets, (iv) depreciation expense, (v) losses on extinguishment of debt, (vi) charges associated with the impairment of certain assets, (vii) gain or loss on sale of business, and (viii) certain other adjustments. Adjusted EBITDA margin is Adjusted EBITDA divided by net sales as determined under GAAP. We believe that these measurements are useful to investors as ways to analyze the underlying trends in our business consistently across the periods presented. These measurements are used by our management for the same reason. A reconciliation of net income or loss and net income or loss margin, the most directly comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, are included in the section entitled “Reconciliations of non-GAAP measures”;
•Adjusted Operating Income and Adjusted Operating Income margin, which are non-GAAP measures discussed in the section entitled “Results of operations.” Adjusted Operating Income is our operating income or loss adjusted for the following items: (i) amortization of acquired intangible assets, (ii) charges associated with the impairment of certain assets, (iii) gain or loss on sale of business, and (iv) certain other adjustments. This measurement is our segment reporting profitability measure under GAAP. Adjusted Operating Income margin is Adjusted Operating Income divided by net sales as determined under GAAP. We believe that these measurements are useful to investors as ways to analyze the underlying trends in our business consistently across the periods presented. These measurements are used by our management for the same reason. A reconciliation of operating income or loss and operating income or loss margin, the most directly comparable GAAP financial measures, to Adjusted Operating Income and Adjusted Operating

Income margin, respectively, are included in the section entitled “Reconciliations of non-GAAP measures”;
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
Executive summary

(dollars in millions)	Three months ended September 30,		Change
	2026	2025
Net sales	$1,698.3	$1,623.8	$74.5
Gross profit	$534.8	$526.5	$8.3
Gross margin	31.5%	32.4%	(90) bps
Operating income (loss)	$139.5	$(648.8)	$788.3
Operating income (loss) margin	8.2%	(40.0)%	4,820 bps
Net income (loss)	$203.4	$(711.8)	$915.2
Net income (loss) margin	12.0%	(43.8)%	5,580 bps
Adjusted EBITDA	$256.9	$267.9	$(11.0)
Adjusted EBITDA margin	15.1%	16.5%	(140) bps
Adjusted Operating Income	$227.6	$237.3	$(9.7)
Adjusted Operating Income margin	13.4%	14.6%	(120) bps
Net sales for the third quarter increased, driven primarily by higher sales volume and commercial excellence. Gross margin decreased, reflecting unfavorable product mix and inflationary pressures. Gross profit increased compared with the prior-year period, driven primarily by higher sales volume, partially offset by unfavorable product mix. Higher SG&A expenses, driven mainly by increased compensation expense, more than offset the increase in gross profit, resulting in lower Adjusted Operating Income and Adjusted EBITDA.

Net Sales
Three months ended

(in millions)	Three months ended September 30,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth	Foreign currency impact	Organic net sales growth
	2026	2025
Bioscience & Medtech Products	$464.5	$448.8	$15.7	$(0.6)	$16.3
VWR Distribution & Services	1,233.8	1,175.0	58.8	(9.0)	67.8
Total	$1,698.3	$1,623.8	$74.5	$(9.6)	$84.1
Net sales increased $74.5 million, or 4.6%, which included $9.6 million, or 0.6%, of unfavorable foreign currency impact, while organic net sales increased by $84.1 million, or 5.2%.
In the Bioscience & Medtech Products segment, net sales increased by $15.7 million, or 3.5%, including $0.6 million, or 0.1%, of unfavorable foreign currency impact. Organic net sales increased by $16.3 million, or 3.6%. The organic sales increase was primarily driven by higher sales volumes in the NuSil and Process Chemicals businesses, partially offset by lower sales volumes in the Fluid Handling business.
In the VWR Distribution & Services segment, net sales increased by $58.8 million, or 5.0%, including $9.0 million, or 0.8%, of unfavorable foreign currency impact. Organic net sales increased by $67.8 million, or 5.8%. The organic sales increase was primarily driven by higher sales volumes within our specialty procurement offering and higher sales of consumables and lab chemicals.
Nine months ended

(in millions)	Nine months ended September 30,		Reconciliation of net sales growth (decline) to organic net sales growth (decline)
			Net sales growth (decline)	Foreign currency impact	Organic net sales growth (decline)
	2026	2025
Bioscience & Medtech Products	$1,347.7	$1,351.1	$(3.4)	$15.7	$(19.1)
VWR Distribution & Services	3,624.3	3,537.5	86.8	54.7	32.1
Total	$4,972.0	$4,888.6	$83.4	$70.4	$13.0
Net sales increased $83.4 million, or 1.7%, which included $70.4 million, or 1.4%, of favorable foreign currency impact. Organic net sales increased by $13.0 million, or 0.3%.
In the Bioscience & Medtech Products segment, net sales decreased by $3.4 million, or 0.3%, including $15.7 million, or 1.1%, of favorable foreign currency impact. Organic net sales decreased by $19.1 million, or 1.4%. The organic sales decrease was primarily driven by lower sales volumes in the Fluid Handling and NuSil businesses, partially offset by higher sales volumes in Process Chemicals.
In the VWR Distribution & Services segment, net sales increased by $86.8 million, or 2.5%, including $54.7 million, or 1.6%, of favorable foreign currency impact. Organic net sales increased by $32.1 million, or 0.9%. The organic sales increase was primarily driven by higher sales volumes within our specialty procurement offering, while sales across the remaining product categories were generally consistent with the prior year.
Gross margin

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025		2026	2025
Gross margin	31.5%	32.4%	(90) bps	31.6%	33.0%	(140) bps
Three and nine months ended
Gross margin for the three months ended September 30, 2026 contracted by 90 basis points, reflecting unfavorable product mix and inflationary pressures. Gross margin for the nine months ended September 30, 2026 contracted by 140 basis points, reflecting those same factors, as well as higher inventory reserves and freight costs, which had a more pronounced impact during the nine-month period.
Operating income (loss)

(in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025		2026	2025
Gross profit	$534.8	$526.5	$8.3	$1,572.5	$1,615.5	$(43.0)
Operating expenses (excluding impairment charges)	395.3	390.3	5.0	1,211.7	1,203.1	8.6
Impairment charges	—	785.0	(785.0)	—	785.0	(785.0)
Operating income (loss)	$139.5	$(648.8)	$788.3	$360.8	$(372.6)	$733.4
Three and nine months ended
Operating income for the three months ended September 30, 2026 increased primarily due to the absence of the non-cash impairment charge in the prior year and higher gross profit, as previously discussed. These increases were partially offset by higher SG&A expenses, driven mainly by increased compensation and restructuring expenses. Higher SG&A expenses were partially offset by the absence of transformation costs incurred in the prior year.
Operating income for the nine months ended September 30, 2026 increased primarily due to the absence of the non-cash impairment charge in the prior year. This increase was partially offset by lower gross profit, as previously discussed, and higher SG&A expenses, driven mainly by increased compensation and restructuring expenses and unfavorable foreign currency translation effects. Higher SG&A expenses were partially offset by the absence of transformation costs incurred in the prior year.

Net income (loss)

(in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025		2026	2025
Operating income (loss)	$139.5	$(648.8)	$788.3	$360.8	$(372.6)	$733.4
Interest expense, net	(39.9)	(44.2)	4.3	(122.2)	(129.8)	7.6
Loss on extinguishment of debt	(0.8)	(0.2)	(0.6)	(2.0)	(0.2)	(1.8)
Other (expense) income, net	(0.8)	3.7	(4.5)	(1.9)	(19.5)	17.6
Income tax benefit (expense)	105.4	(22.3)	127.7	50.1	(60.5)	110.6
Net income (loss)	$203.4	$(711.8)	$915.2	$284.8	$(582.6)	$867.4
Three and nine months ended
Net income for the three months ended September 30, 2026 increased primarily due to higher operating income, as previously discussed, lower interest expense resulting from debt repayments made over the last twelve months, and a current-year income tax benefit primarily resulting from the internal reorganization completed during the third quarter of 2026.
Net income for the nine months ended September 30, 2026 increased primarily due to higher operating income, as previously discussed, lower interest expense resulting from debt repayments made over the last twelve months, the absence of pension termination charges incurred in the prior year, and a current-year income tax benefit primarily resulting from the internal reorganization completed during the third quarter of 2026.
Adjusted EBITDA and Adjusted EBITDA margin
For reconciliations of Adjusted EBITDA and Adjusted EBITDA margin to net income (loss) and net income (loss) margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP measures.”

(dollars in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025		2026	2025
Adjusted EBITDA	$256.9	$267.9	$(11.0)	$730.6	$817.3	$(86.7)
Adjusted EBITDA margin	15.1%	16.5%	(140) bps	14.7%	16.7%	(200) bps
Three and nine months ended
For the three months ended September 30, 2026, Adjusted EBITDA decreased by $11.0 million, or 4.1%, which included unfavorable foreign currency translation impact of $1.5 million, or 0.6%. The remaining decline of $9.5 million, or 3.5%, was primarily driven by higher SG&A expenses, partially offset by higher gross profit as previously discussed.
For the nine months ended September 30, 2026, Adjusted EBITDA decreased by $86.7 million, or 10.6%, which included a favorable foreign currency translation impact of $9.8 million, or 1.2%. The remaining decline of $96.5 million, or 11.8%, was primarily driven by lower gross profit and higher SG&A expenses, as previously discussed.

Adjusted Operating Income and Adjusted Operating Income margin
For reconciliations of Adjusted Operating Income and Adjusted Operating Income margin to operating income (loss) and operating income (loss) margin, respectively, the most directly comparable measures under GAAP, see “Reconciliations of non-GAAP measures.”

(dollars in millions)	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2026	2025		2026	2025
Adjusted Operating Income:
Bioscience & Medtech Products	$123.4	$119.3	$4.1	$343.7	$365.2	$(21.5)
VWR Distribution & Services	119.4	132.0	(12.6)	351.2	421.5	(70.3)
Corporate	(15.2)	(14.0)	(1.2)	(51.6)	(54.4)	2.8
Total	$227.6	$237.3	$(9.7)	$643.3	$732.3	$(89.0)

Adjusted Operating Income margin	13.4%	14.6%	(120) bps	12.9%	15.0%	(210) bps
Three months ended
Adjusted Operating Income decreased by $9.7 million, or 4.1%, which included unfavorable foreign currency translation impact of $1.1 million, or 0.5%. The remaining decline of $8.6 million, or 3.6%, is further discussed below.
In the Bioscience & Medtech Products segment, Adjusted Operating Income increased by $4.1 million, or 3.4%, or 3.6% when adjusted for unfavorable foreign currency impact. The increase was primarily due to higher sales volume and commercial excellence, partially offset by higher SG&A expenses.
In the VWR Distribution & Services segment, Adjusted Operating Income declined by $12.6 million, or 9.5%, or 8.9% when adjusted for unfavorable foreign currency impact. The decrease was primarily driven by unfavorable product mix and higher SG&A expenses, partially offset by higher sales volume.
In Corporate, Adjusted Operating Income declined by $1.2 million, or 8.6%, due to various immaterial factors.
Nine months ended
Adjusted Operating Income decreased $89.0 million, or 12.2%, which included a favorable foreign currency translation impact of $8.7 million, or 1.1%. The remaining decline was $97.7 million, or 13.3%, which is further discussed below.
In the Bioscience & Medtech Products segment, Adjusted Operating Income declined $21.5 million, or 5.9%, or 6.9% when adjusted for favorable foreign currency translation impact. The decrease was primarily due to lower sales volume and higher SG&A expenses, partially offset by commercial excellence.

In the VWR Distribution & Services segment, Adjusted Operating Income declined $70.3 million, or 16.7%, or 17.9% when adjusted for favorable foreign currency translation impact. The decrease was primarily driven by unfavorable product mix, higher freight costs, and higher SG&A expenses.
In Corporate, Adjusted Operating Income improved $2.8 million, or 5.1%, due to various immaterial factors.

Reconciliations of non-GAAP measures
The following table presents the reconciliation of net income (loss) and net income (loss) margin to Adjusted EBITDA and Adjusted EBITDA margin, respectively:

(dollars in millions, % based on net sales)	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
Net income (loss)	$203.4	12.0%	$(711.8)	(43.8)%	$284.8	5.7%	$(582.6)	(11.9)%
Interest expense, net	39.9	2.4%	44.2	2.7%	122.2	2.6%	129.8	2.7%
Income tax (benefit) expense	(105.4)	(6.2)%	22.3	1.4%	(50.1)	(1.0)%	60.5	1.1%
Depreciation and amortization	105.3	6.1%	104.5	6.5%	315.9	6.3%	306.9	6.3%
Loss on extinguishment of debt	0.8	—%	0.2	—%	2.0	—%	0.2	—%
Restructuring, severance, and related impairment charges[1]	8.1	0.5%	2.2	0.1%	47.2	0.9%	28.0	0.6%
Transformation expenses[2]	—	—%	13.7	0.8%	—	—%	49.5	1.0%
Reserve for certain legal matters, net[3]	1.3	0.1%	1.6	0.1%	4.7	0.1%	5.2	0.1%
Other[4]	3.5	0.2%	7.8	0.5%	3.9	0.1%	18.5	0.4%
Pension termination charges[5]	—	—%	(1.8)	(0.1)%	—	—%	16.3	0.3%
Impairment charges[6]	—	—%	785.0	48.3%	—	—%	785.0	16.1%
Adjusted EBITDA	$256.9	15.1%	$267.9	16.5%	$730.6	14.7%	$817.3	16.7%
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
4.Represents net foreign currency (gain) loss from financing activities, other stock-based compensation expense (benefit) and certain other items that management evaluates separately from core operating performance. The 2025 periods also include a purchase price adjustment related to the 2024 sale of our Clinical Services business and $6.1 million of severance and transition costs associated with the replacement of our Chief Executive Officer.
5.As described in note 12 to our unaudited condensed consolidated financial statements.
6.Represents the $785.0 million non-cash goodwill impairment charge recognized in the third quarter of 2025 related to the former Distribution reporting unit. Refer to note 7.

The following table presents the reconciliation of net income (loss) and net income (loss) margin to Adjusted Operating Income and Adjusted Operating Income margin, respectively, and includes operating income and operating income margin (the most directly comparable GAAP measures) as intermediate subtotals:

(dollars in millions, % based on net sales)	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
Net income (loss)	$203.4	12.0%	$(711.8)	(43.8)%	$284.8	5.7%	$(582.6)	(11.9)%
Interest expense, net	39.9	2.4%	44.2	2.7%	122.2	2.6%	129.8	2.7%
Income tax (benefit) expense	(105.4)	(6.2)%	22.3	1.4%	(50.1)	(1.0)%	60.5	1.1%
Loss on extinguishment of debt	0.8	—%	0.2	—%	2.0	—%	0.2	—%
Other (expense) income, net	0.8	—%	(3.7)	(0.3)%	1.9	—%	19.5	0.5%
Operating income (loss)	139.5	8.2%	(648.8)	(40.0)%	360.8	7.3%	(372.6)	(7.6)%
Amortization	75.5	4.4%	76.1	4.7%	227.1	4.6%	225.5	4.6%
Restructuring, severance, and related impairment charges[1]	8.1	0.5%	2.2	0.1%	47.2	0.9%	28.0	0.6%
Transformation expenses[2]	—	—%	13.7	0.8%	—	—%	49.5	1.0%
Reserve for certain legal matters, net[3]	1.3	0.1%	1.6	0.1%	4.7	0.1%	5.2	0.1%
Other[4]	3.2	0.2%	7.5	0.6%	3.5	—%	11.7	0.2%
Impairment charges[5]	—	—%	785.0	48.3%	—	—%	785.0	16.1%
Adjusted Operating Income	$227.6	13.4%	$237.3	14.6%	$643.3	12.9%	$732.3	15.0%
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
4.Represents other stock-based compensation expense (benefit) and certain other items that management evaluates separately from core operating performance. The 2025 periods also include a purchase price adjustment related to the 2024 sale of our Clinical Services business and $6.1 million of severance and transition costs associated with the replacement of our Chief Executive Officer.
5.Represents the $785.0 million non-cash goodwill impairment charge recognized in the third quarter of 2025 related to the former Distribution reporting unit. Refer to note 7.

Liquidity and capital resources
We fund short-term cash requirements primarily from operating cash flows and credit facilities. The majority of our long-term financing is from indebtedness. For the three and nine months ended September 30, 2026, we generated $195.1 million and $432.0 million of cash from operating activities, respectively, ended the quarter with $464.3 million of cash and cash equivalents and our availability under our credit facilities was $1,379.9 million.
We have required term loan payments of $28.7 million due in the next twelve months.
In October 2025, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock. Repurchases may be funded through available cash, borrowings under existing credit facilities, or other financing arrangements. The program may be modified, suspended, or terminated at any time. As of September 30, 2026, $425.0 million remained available for repurchase under the program.
Liquidity
The following table presents our primary sources of liquidity:

(in millions)	September 30, 2026
Unused availability under our revolving credit facility:
Capacity	$1,400.0
Undrawn letters of credit outstanding	(20.1)
Unused availability	$1,379.9
Cash and cash equivalents	464.3
Total liquidity	$1,844.2
Based on the combination of the unused availability under our revolving credit facility and cash and cash equivalents, we believe that we have sufficient capital resources to meet our liquidity needs.
Our debt agreements include representations and covenants that we believe are usual and customary. The credit facility includes a leverage-based financial maintenance covenant and a consolidated interest coverage ratio financial maintenance covenant, each of which is subject to customary definitions, adjustments and exclusions. As of September 30, 2026, our net leverage and consolidated interest coverage ratio were within the covenant requirements.
At September 30, 2026, $253.1 million, or 54.5%, of our $464.3 million in cash and cash equivalents was held by our non-U.S. subsidiaries and may be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.

Historical cash flows
The following table presents a summary of cash provided by (used in) various activities:

(in millions)	Nine months ended September 30,		Change
	2026	2025
Operating activities:
Net income (loss)	$284.8	$(582.6)	$867.4
Non-cash items[1]	269.3	1,154.1	(884.8)
Working capital changes[2]	(141.2)	(49.5)	(91.7)
All other	19.1	(50.9)	70.0
Total	$432.0	$471.1	$(39.1)
Investing activities:
Capital expenditures	(110.0)	(93.3)	(16.7)
Other	1.5	2.5	(1.0)
Total	$(108.5)	$(90.8)	$(17.7)
Financing activities	(217.8)	(410.1)	192.3
━━━━━━━━━
1.Consists of typical non-cash items, including depreciation and amortization, stock-based compensation expense, deferred income taxes, impairment charges, non-cash restructuring charges and other items.
2.Includes changes to our accounts receivable, inventory, contract assets and accounts payable.
Cash flows from operating activities provided $39.1 million less cash in 2026, primarily due to higher net working capital requirements, partially offset by an increase in net income, as previously discussed, and favorable changes in other assets and liabilities within the “All Other” caption above. The changes in other assets and liabilities were primarily driven by income tax benefits, lower incentive compensation payments, and lower cash outflows related to deferred income. These favorable changes were partially offset by customer prebate payments made during 2026.
Investing activities used $17.7 million more cash in 2026. The change was primarily attributable to an increase in capital expenditures compared with the prior year.
Financing activities used $192.3 million less cash in 2026, primarily due to lower term loan repayments compared with the prior year and higher proceeds received from stock option exercises.

Free cash flow

(in millions)	Nine months ended September 30,		Change
	2026	2025
Net cash provided by operating activities	$432.0	$471.1	$(39.1)
Capital expenditures	(110.0)	(93.3)	(16.7)
Divestiture-related transaction expenses and taxes paid	2.2	1.4	0.8
Free cash flow	$324.2	$379.2	$(55.0)
Free cash flow was $55.0 million lower in 2026, primarily due to lower cash flow from operating activities, as previously discussed, and an increase in capital expenditures.
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
Testing goodwill for impairment
Our consolidated balance sheet includes significant amounts of goodwill and other intangible assets. At September 30, 2026, the combined carrying value of goodwill and other intangible assets, net of accumulated amortization and impairment charges, was $7,858.2 million, representing approximately 68% of our total assets. As a result, impairment assessments for these assets involve significant management judgment and represent a critical accounting estimate.
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
During the quarter ended September 30, 2026, we evaluated whether any events or changes in circumstances had occurred that would indicate that the carrying value of goodwill may not be recoverable. Based on this assessment, no triggering events or impairment indicators were identified, and accordingly, no interim goodwill impairment assessment was required during the quarter.
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
Item 3.    Quantitative and qualitative disclosures about market risk
Quantitative and qualitative disclosures about market risk appear in Item 7A “Quantitative and qualitative disclosures about market risk” in our Annual Report. There were no material changes during the quarter ended September 30, 2026 to this information as reported in our Annual Report.
Item 4.    Controls and procedures
Management’s evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2.    Unregistered sales of equity securities and use of proceeds
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended September 30, 2026.
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
As of September 30, 2026, $425.0 million remained available for repurchase under the program.
Item 3.    Defaults upon senior securities
None.

Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
Securities Trading Plans of Directors and Officers
No directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K, during the three months ended September 30, 2026.

Item 6.    Exhibits

Location of exhibits
Exhibit no.	Exhibit description	Form	Exhibit no.	Filing date
10.1	Employment Letter, dated September 17, 2026 between the Company and Todd Garner.	8-K	10.1	09/21/2026
10.2	Amendment No. 15 to Credit Agreement, dated as of July 14, 2026 (the “Credit Agreement Amendment”), which amended that certain Credit Agreement, originally dated as of November 21, 2017, among Vail Holdco Sub LLC, Avantor Funding, Inc., each of the guarantors, Goldman Sachs Bank USA, as administrative agent and collateral agent, the swing line lender, a letter of credit issuer and the Additional Incremental B-7 Euro Term Lender (as defined in the Credit Agreement Amendment) and the other lenders party thereto.	8-K	10.1	07/17/2026
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	**
101	XBRL exhibits	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
━━━━━━━━━
*        Filed herewith
**        Furnished herewith
^    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avantor, Inc.

Date: October 28, 2026	By:	/s/ Steven Eck
		Name:	Steven Eck
		Title:	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)